Form 10-Q
period 2002-03-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2002-05-10
CIK 1162556

________________________________________________________________________________

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
________________________________________________________________________________


                                    Form 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934


                  For the quarterly period ended March 31, 2002


                         Commission file number 1-16791
                         ------------------------------


                    Dover Downs Gaming & Entertainment, Inc.
             (Exact name of registrant as specified in its charter)


        Delaware                                          51-0414140
(State or Other Jurisdiction                 (I.R.S. Employer Identification
     of Incorporation)                                     Number)


                1131 North DuPont Highway, Dover, Delaware 19901
                    (Address of principal executive offices)


                                 (302) 674-4600
              (Registrant's telephone number, including area code)


                                       N/A
 (Former name, former address and former fiscal year, if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]


   As of April 30, 2002, the number of shares of each class of the Registrant's common stock outstanding is as follows:
        Common Stock -                            9,998,976 shares
        Class A Common Stock -                   16,638,359 shares

Part I - Financial Information

Item 1. Financial Statements

                    DOVER DOWNS GAMING & ENTERTAINMENT, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                     In Thousands, Except Per Share Amounts
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                  ---------------------------
                                                                     2002              2001
                                                                     ----              ----
Revenues:
    Gaming ...................................................     $ 47,138          $ 43,301
    Other operating ..........................................        4,572             3,179
                                                                   --------          --------
        Gross revenues .......................................       51,710            46,480
    Less - promotional allowances ............................        1,930             1,572
                                                                   --------          --------
                                                                     49,780            44,908
                                                                   --------          --------
Expenses:
    Gaming ...................................................       36,135            32,374
    Other operating ..........................................        2,934             1,337
    Depreciation .............................................          904               504
    General and administrative ...............................        1,097               905
                                                                   --------          --------
                                                                     41,070            35,120
                                                                   --------          --------

Operating earnings ...........................................        8,710             9,788

Interest income ..............................................           --                10

Interest expense, net ........................................           --              (142)
                                                                    -------          --------

Earnings before income taxes .................................        8,710             9,656

Income taxes .................................................        3,542             3,927
                                                                   --------          --------

Net earnings .................................................     $  5,168          $  5,729
                                                                   ========          ========

Pro forma earnings per share:
    Basic ....................................................     $   0.19          $   0.22
                                                                   ========          ========
    Diluted ..................................................     $   0.19          $   0.21
                                                                   ========          ========


          The Notes to the Consolidated Financial Statements are an integral part of these statements.

                    DOVER DOWNS GAMING & ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                In Thousands, Except Share and Per Share Amounts

                                                                       (Unaudited)
ASSETS                                                                   March 31,    December 31,
Current assets:                                                            2002          2001
                                                                           -----         -----
     Cash and cash equivalents ....................................    $   11,610     $    12,166
     Accounts receivable ..........................................         1,049           1,450
     Due from State of Delaware ...................................         4,060           8,144
     Inventories ..................................................         1,278             866
     Prepaid expenses and other ...................................           361           1,436
     Deferred income taxes ........................................           299             423
                                                                       ----------     -----------
          Total current assets ....................................        18,657          24,485

Property and equipment, net .......................................       115,971         106,772
                                                                       ----------     -----------
          Total assets ............................................    $  134,628     $   131,257
                                                                       ==========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable .............................................    $    4,177     $     6,949
     Purses due horsemen ..........................................         2,772           7,569
     Accrued liabilities ..........................................         5,526           3,779
     Payable to Dover Motorsports, Inc. ...........................        45,000           7,790
     Income taxes payable .........................................         3,782           1,539
     Deferred revenue .............................................            42              32
                                                                       ----------     -----------
          Total current liabilities ...............................        61,299          27,658

Deferred income taxes .............................................           988             946

Commitments and contingencies (see Notes to the Consolidated
   Financial Statements)

Stockholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized;
issued and outstanding: none ......................................            --              --
Common stock, $.10 par value; 74,000,000 shares authorized;
issued and outstanding: March 2002-9,998,976 shares ...............         1,000              --
Class A common stock, $.10 par value; 50,000,000 shares
authorized; issued and outstanding: March 2002-16,638,359 shares            1,664              --
Additional paid-in capital ........................................        69,677              --
Dover Motorsports, Inc. equity investment .........................            --         102,653
                                                                       ----------     -----------
          Total stockholders' equity ..............................        72,341         102,653
                                                                       ----------     -----------
          Total liabilities and stockholders' equity ..............    $  134,628     $   131,257
                                                                       ==========     ===========

            The Notes to the Consolidated Financial Statements are an integral part of these statements.

                    DOVER DOWNS GAMING & ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  In Thousands
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                         ----------------------------
Cash flows from operating activities:                         2002        2001
                                                              ----        ----
   Net earnings ........................................   $  5,168    $  5,729
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation ......................................        904         504
     (Increase) decrease in assets:
        Accounts receivable ............................        401      (2,829)
        Due from State of Delaware .....................      4,084       4,860
        Inventories ....................................       (412)         15
        Prepaid expenses and other .....................      1,075         302
     Increase (decrease) in liabilities:
        Accounts payable ...............................     (2,772)        888
        Purses due horsemen ............................     (4,797)     (3,486)
        Accrued liabilities ............................      1,747       1,724
        Current and deferred income taxes ..............      2,409       2,784
        Deferred revenue ...............................         10          67
                                                           --------    --------
Net cash provided by operating activities ..............      7,817      10,558
                                                           --------    --------

Cash flows from investing activities:
   Capital expenditures ................................    (10,103)     (8,574)
                                                           --------    --------
Net cash used in investing activities ..................    (10,103)     (8,574)
                                                           --------    --------

Cash flows from financing activities:
   Change in payable to Dover Motorsports, Inc. ........      1,730       1,202
                                                           --------    --------
Net cash provided by financing activities ..............      1,730       1,202
                                                           --------    --------

Net (decrease) increase in cash and cash equivalents ...       (556)      3,186
Cash and cash equivalents, beginning of period .........     12,166       8,115
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $ 11,610    $ 11,301
                                                           ========    ========

Supplemental information:
   Interest paid .......................................   $     --    $     --
                                                           ========    ========
   Income taxes paid ...................................   $     --    $     --
                                                           ========    ========

   The Notes to the Consolidated Financial Statements are an integral part of these statements.

                    DOVER DOWNS GAMING & ENTERTAINMENT, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis of Presentation

     The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America, but do not include all of the information and disclosures required for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's registration statement on Form 10 filed on March 7, 2002. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     References in this document to "we," "our," "us," "DDE" or "the Company" mean Dover Downs Gaming & Entertainment, Inc. and its wholly-owned subsidiary.

NOTE 2 - Dover Motorsports, Inc. Spin-Off Of Its Gaming Business

     Dover Motorsports, Inc.("DVD"), formerly Dover Downs Entertainment, Inc., completed its tax-free spin-off of Dover Downs, Inc., its gaming business, effective March 31, 2002. DVD changed its name to Dover Motorsports, Inc. and will focus on the fixed facility and temporary circuit motorsports operations. To accomplish the spin-off, DVD contributed 100 percent of the issued and outstanding common stock of Dover Downs, Inc. to the Company, and then distributed all of the capital stock of the Company to DVD stockholders. Holders of DVD common stock or Class A common stock received 0.7 shares of DDE common stock or Class A common stock for each share of DVD common stock or Class A common stock owned at the close of business on March 18, 2002, the record date for the spin-off. Each share of common stock or Class A common stock distributed was accompanied by one stock purchase right. Based on an Internal Revenue Service Private Letter ruling, the spin-off is tax-free to DVD and its stockholders, except for cash received for any fractional shares. Immediately following the spin-off, DVD owned no shares of the Company, and DDE became an independent public company. A total of 9,998,976 shares of DDE common stock and 16,638,359 shares of DDE Class A common stock were distributed in connection with the spin-off. Also as part of the spin-off, a $9.5 million payable to DVD was cancelled.

     In conjunction with the spin-off, the Company and DVD have entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies' relationship after the separation. These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement, and the Tax Sharing Agreement.

     The Plan of Reorganization sets forth the principal corporate transactions required to effect the separation of the gaming business from the motorsports business, the continuation of the gaming business following such separation, including the allocation between the Company and DVD of certain assets and liabilities, and the distribution of shares of the Company's common stock and Class A common stock. After the spin-off, all assets and liabilities relating to the gaming business are owned and assumed by the Company or its subsidiaries, and all assets and liabilities relating to the motorsports business are owned and assumed by DVD or its subsidiaries.

     The Real Property Agreement governs certain real property transfers, leases and easements affecting our Dover, Delaware facility.

     The Employee Benefits Agreement provides for the transition from employee benefits under plans or programs sponsored by DVD to those sponsored by the Company. In connection with the spin-off and pursuant to the terms of the Employee Benefits Agreement, DVD will transfer to the Company the assets and liabilities associated with DVD's defined benefit pension plan and the 401(k) plan currently sponsored by DVD with respect to employees who become employees of the Company (or remain employed by Dover Downs, Inc.) after the spin-off.

     The Transition Support Services Agreement provides for each of the Company and DVD to provide each other with certain administrative and operational services. The party receiving the services will be required to pay for them within 30 business days after receipt of an invoice at rates agreed upon by the Company and DVD. Each party will provide these services until terminated by the party receiving the service or by the party providing the service after the expiration of a one year transition period.

     The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off. With respect to any period ending on or before the spin-off or any tax period in which the spin-off occurs, DVD:

..    continues to be the sole and exclusive agent for the Company in all matters relating to the income, franchise, property, sales and use tax liabilities of the Company;

..    subject to the Company's obligation to pay for items relating to its gaming business, bears any costs relating to tax audits, including tax assessments and any related interest and penalties and any legal, litigation, accounting or consulting expenses;

..    continues to have the sole and exclusive responsibility for the preparation and filing of combined federal and combined state income tax returns; and

..    subject to the right and authority of the Company to direct DVD in the defense or prosecution of the portion of a tax contest directly and exclusively related to any DDE tax adjustment, generally has the powers, in DVD's sole discretion, to contest or compromise any claim or refund on the Company's behalf.

NOTE 3 - Business Operations

     Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots -- an 80,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel and Conference Center -- featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and the Dover Downs Raceway -- a harness racing track with pari-mutuel wagering on live and simulcast horse races. The facility is located in close proximity to the major metropolitan areas of Philadelphia, Baltimore and Washington, D.C.

     The Company is authorized to conduct video lottery operations as a "Licensed Agent" under the Delaware State Lottery Code. Pursuant to Delaware's Horse Racing Redevelopment Act, enacted in 1994, the Delaware State Lottery Office administers and controls the operation of the video lottery.

     The Company's license from the Delaware Harness Racing Commission must be renewed on an annual basis. In order to maintain its license to conduct video lottery operations, the Company is required to maintain its harness horse racing license.

     Due to the nature of the Company's business activities, it is subject to various federal, state and local regulations.

NOTE 4 - Summary of Significant Accounting Policies

     Revenue and expense recognition-Gaming revenues represent the net win from video lottery (slot) machine wins and losses and commissions from pari-mutuel wagering. Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.

     For the video lottery operations, which account for more than 86% of gross revenues for all periods presented, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in the Company's financial statements as gaming revenue. The Delaware State Lottery Office sweeps the winnings from the video lottery operations, collects the State's share of the winnings and the amount due to the vendors under contract with the State who provide the video lottery machines and associated computer systems, collects the amount allocable to purses for harness horse racing, and remits the remainder to the Company as its commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State's share of the winnings, (ii) for remittance to the providers of the video lottery machines and associated computer systems, and (iii) for harness horse racing purses. The Company recognizes revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks at the time wagers are made. Revenues from hotel and food and beverage sales are recognized at the time the service is provided.

     The retail value of hotel rooms, food, beverage and other items that are provided to customers without charge has been included in revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and included in gaming expenses in the consolidated statement of earnings.

     Earnings per share-Pro forma basic and diluted earnings per share (EPS) are calculated using the following number of pro forma weighted average shares:

                                             Three Months Ended March 31,
                                             ----------------------------
                                               2002               2001
                                         ----------------    ---------------
               Basic EPS                       26,637,335         26,536,984
               Effect of options                  132,000            167,000
                                         ----------------    ---------------
               Diluted EPS                     26,769,335         26,703,984
                                         ================    ===============

     Pro forma weighted average shares for the three months ended March 31, 2002 are calculated assuming that all shares of common stock, Class A common stock and incentive stock options distributed effective March 31, 2002 in connection with the spin-off were outstanding as if they were distributed January 1, 2002.

     Property and equipment-Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the three months ended March 31, 2002, the Company incurred and capitalized $351,000 of interest cost. During the three months ended March 31, 2001, the Company incurred $352,000 of interest cost of which $210,000 was capitalized.

     Use of estimates-The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Segment information-Financial Accounting Standards Board ("FASB") Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, has been adopted by the Company for all periods presented in these consolidated financial statements. Statement No. 131 establishes guidelines for public companies in determining operating segments based on those used for internal reporting to management. Based on these guidelines, the Company reports information under a single gaming and entertainment segment.

     Reclassifications-Certain reclassifications have been made to the financial statements for the three months ended March 31, 2001 to conform to the financial statement presentation for the three months ended March 31, 2002. These reclassifications have no effect on net earnings.

     Recent accounting pronouncements-In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

     Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized.

     We are required and plan to adopt the provisions of Statement No. 143 in 2003. To accomplish this, we must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. We have not yet completed our analysis of the impact of adoption of this standard.

     In October 2001, the FASB issued Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted the provisions of Statement No. 144 effective January 1, 2002. The adoption of Statement No. 144 did not have a significant impact on our results of operations, financial position or cash flows.

     The Emerging Issues Task Force (EITF) is currently discussing issue number 00-22, Accounting for "Points" and Certain Other Time or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, which will cover how point and other loyalty programs should be accounted for. The EITF is considering the issue broadly to include all industries that utilize point or other loyalty programs. The Company will apply the provisions of this EITF for its points program once the EITF issues a consensus on this topic. The Company currently has a point loyalty program for its video lottery customers and records the expense for this program when the points are redeemed by the customers.

     The Company adopted the provisions of EITF 00-14, Accounting for Certain Sales Incentives, effective January 1, 2002, which was codified, along with EITF issue 00-22, into EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products. Accordingly, the Company has classified certain operating expenses, such as coupons, as a reduction of revenues for all periods presented.

NOTE 5 - Intercompany Balances

     Prior to the spin-off, the Company owed DVD approximately $9.5 million. This balance primarily represented the payment of certain costs by DVD for the Company and borrowings under DVD's credit facility maintained for the benefit of DVD and all of its subsidiaries. DVD and the Company have cancelled the intercompany balances and adjusted DVD's stockholders' equity by an equal amount at the date of the spin-off.

     To reflect the entire spin-off transaction as of March 31, 2002, the accompanying consolidated balance sheet includes a payable to DVD for the $45 million of the existing DVD credit facility paid down on April 1, 2002. See NOTE 6 - Indebtedness.

NOTE 6 - Indebtedness

     Dover Downs, Inc. has provided financial guarantees relating to DVD's $150,000,000 revolving credit facilities. Amounts outstanding under the DVD credit facilities at March 31, 2002 were $103,731,000.

     In connection with the spin-off, DVD's existing credit facility was replaced with a new facility established by DVD which does not include any financial guarantees from Dover Downs, Inc. $45 million of the amount outstanding under the existing DVD credit facility was paid down through a new $55 million credit facility which has been established by the Company effective April 1, 2002. To reflect the $45 million pay down as of March 31, 2002, the accompanying consolidated balance sheet includes a payable to DVD.

     Interest on DDE's credit facility will be based, at the Company's option, upon (i) LIBOR plus .75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus .5%) minus 1%. The agreement, which expires on December 31, 2004, will be for seasonal funding needs, capital improvements and other general corporate purposes.

NOTE 7 - Stockholders' Equity

     Changes in the components of stockholders' equity are as follows (in thousands):


                                                     Class A     Additional        DVD
                                         Common      Common       Paid-in         Equity
                                         Stock       Stock        Capital       Investment
                                        --------    --------     ----------     ----------
Balance at December 31, 2001            $      -           -              -        102,653
Net earnings from January 1, 2002
   through March 31, 2002                      -           -              -          5,168
Cancellation of payable to DVD                 -           -              -          9,520
DVD debt paid down on April 1, 2002            -           -        (45,000)             -
Spin-off transaction                       1,000       1,664        114,677       (117,341)
                                        --------    --------     ----------     ----------
Balance at March 31, 2002               $  1,000       1,664         69,677              -
                                        ========    ========     ==========     ==========

     Historically, certain DDE employees participated in the DVD stock option plan. In conjunction with the spin-off, the Company adopted a stock option plan under which 1,500,000 shares of common stock have been reserved for issuance to DDE employees. Following the spin-off, outstanding stock option grants under the DVD plan held by DDE employees were replaced with DDE stock option grants. The DDE grants have the same relative ratio of the exercise price to market value and the same vesting provisions, option periods and other applicable terms and conditions as the DVD stock option grants replaced. At April 1, 2002, there were 393,446 stock option grants held by DDE employees.

NOTE 8 - Related Party Transactions

     During the three months ended March 31, 2002 and 2001, the Company allocated corporate costs of $164,000 and $495,000, respectively, to DVD. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company's share of the costs. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and had otherwise managed these functions; however, management believes that these costs are reasonable.

     At March 31, 2002, the Company owed DVD $2.7 million for its portion of the consolidated federal income tax liability for 2002. This payable is included in the income taxes payable balance reported on the accompanying March 31, 2002 balance sheet.

     Use of DVD's 5/8-mile harness racing track is under an easement granted by DVD which does not require the payment of any rent. Under the terms of the easement the Company has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by DVD and is on the inside of DVD's motorsports superspeedway. The Company's indoor grandstands are used by DVD free of charge in connection with its motorsports events. DVD also leases its principal executive office space from the Company. Various easements and agreements relative to access, utilities and parking have also been entered into between DVD and the Company.

     In conjunction with the spin-off, the Company and DVD entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies' relationship after the separation. The Transition Support Services Agreement provides for each of DVD and the Company to provide each other with certain administrative and operational services subsequent to the spin-off. The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off.

Item 2.  Management's Discussion And Analysis Of Financial Condition And Results
-------  -----------------------------------------------------------------------
Of Operations
-------------

     The following discussion is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

     Gaming revenue increased by $3,837,000, or 8.9%, to $47,138,000, primarily the result of increased play in the casino. The partial opening of the Dover Downs Hotel and Conference Center and expanded marketing and promotional activities were the major contributors to the increased slot machine play.

     Other operating revenue increased by $1,393,000, or 43.8%, to $4,572,000, primarily the result of the partial opening of the Dover Downs Hotel and Conference Center in the first quarter of 2002. The facility opened with approximately 100 rooms on February 15 and added rooms throughout the quarter with the entire 232 room facility open as of April 6, 2002.

     Gaming expenses increased by $3,761,000, or 11.6%, in the first quarter of 2002 compared with the first quarter of 2001, reflecting the higher revenues. Amounts retained by the State of Delaware, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $1,629,000 and $9,000, respectively, in the first quarter of 2002 as compared to the first quarter of 2001. Amounts allocated from the video lottery operation for harness horse racing purses were $5,330,000 in the first quarter of 2002 compared with $4,895,000 in the first quarter of 2001. The other significant expense increases during the quarter were wages and related employee benefits of $605,000 and the cost of providing customer complimentaries of $556,000.

     Other operating expenses increased by $1,597,000 in the first quarter of 2002 compared with the first quarter of 2001, primarily the result of the pre-opening and operating expenses associated with the Dover Downs Hotel and Conference Center. Payroll and operational expenses in the quarter of approximately $500,000 were incurred prior to the opening of the hotel.

     Depreciation expense increased by $400,000 primarily due to the partial opening of the Dover Downs Hotel and Conference Center in the first quarter of 2002.

     General and administrative expenses increased by $192,000 to $1,097,000 from $905,000 in the first quarter of 2001, primarily due to increased wage and benefit costs.

     Net interest expense decreased by $132,000 primarily as a result of the Company capitalizing $351,000 of interest related to the construction of major facilities in the first quarter of 2002 compared with $210,000 in the first quarter of 2001. Capitalization of interest on the Dover Downs Hotel and Conference Center ceased when the facility fully opened in April 2002.

     The Company's effective income tax rate was 40.7% for the three months ended March 31, 2002 and 2001.

     Net earnings were $5,168,000 in the first quarter of 2002 as compared to $5,729,000 in the first quarter of 2001. The decrease of $561,000, or 9.8%, was primarily due to increased depreciation and operating costs related to the Dover Downs Hotel and Conference Center, offset by increased play in the casino and hotel revenues from the partial opening of the Dover Downs Hotel and Conference Center during the quarter.

Liquidity and Capital Resources

     Net cash provided by operating activities was $7,817,000 for the three months ended March 31, 2002 compared to $10,558,000 for the three months ended March 31, 2001. The decrease in 2002 as compared to 2001 was primarily due to the timing of certain construction payments related to the Dover Downs Hotel and Conference Center.

     Net cash used in investing activities was $10,103,000 for the three months ended March 31, 2002 compared to $8,574,000 for the three months ended March 31, 2001. The increase in 2002 as compared to 2001 was primarily due to the construction of the Dover Downs Hotel and Conference Center.

     Net cash provided by financing activities increased from $1,202,000 for the three months ended March 31, 2001 to $1,730,000 for the three months ended March 31, 2002. The increase in 2002 as compared to 2001 was primarily due to the payment of certain costs by DVD for the Company.

     Our primary cash requirements are for capital expenditures to complete the Dover Downs Hotel and Conference Center, of which approximately $9.5 million remains to be paid at March 31, 2002, and normal maintenance capital expenditures for the Dover Downs Hotel and Conference Center, the video lottery
(slot) machine casino and our various other gaming assets.

     We have a $55 million unsecured revolving line of credit, $45 million of which was used to pay down a portion of the DVD credit facility on April 1, 2002. Based on current business trends, we believe that our cash flows from operations and the funds available pursuant to our $55 million revolving credit facility will be sufficient to meet our short and long-term cash needs. Any significant expansion of our gaming facility that the Company may decide to undertake or any significant acquisitions would cause the need for additional financing.

     The Dover Downs Hotel and Conference Center opened with approximately 100 rooms on February 15, 2002 and added rooms throughout the quarter with the entire 232 room facility open as of April 6, 2002. Although we have hired personnel experienced in the industry, our ability or inability to book sufficient hotel and conference business could have a significant negative effect on our results of operations and cash flows.

Related Party Transactions

     During the three months ended March 31, 2002 and 2001, the Company allocated corporate costs of $164,000 and $495,000, respectively, to DVD. The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company's share of the costs. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and had otherwise managed these functions; however, management believes that these costs are reasonable.

     At March 31, 2002, the Company owed DVD $2.7 million for its portion of the consolidated federal income tax liability for 2002. This payable is included in the income taxes payable balance reported on the accompanying March 31, 2002 balance sheet.

     Use of DVD's 5/8-mile harness racing track is under an easement granted by DVD which does not require the payment of any rent. Under the terms of the easement the Company has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by DVD and is on the inside of DVD's motorsports superspeedway. The Company's indoor grandstands are used by DVD free of charge in connection with its motorsports events. DVD also leases its principal executive office space from the Company. Various easements and agreements relative to access, utilities and parking have also been entered into between DVD and the Company.

     In conjunction with the spin-off, the Company and DVD entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies' relationship after the separation. The Transition Support Services Agreement provides for each of DVD and the Company to provide each other with certain administrative and operational services subsequent to the spin-off. The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off.

Contractual Obligations

     In May 1995, Dover Downs, Inc., a subsidiary of the Company, entered into a long-term management agreement with Caesars World Gaming Development Corporation (Caesars). Caesars acts as our agent to manage our video lottery casino. Caesars has been properly licensed by the Delaware State Lottery Office to perform these functions. Effective January 1, 2001, the Company and Caesars amended the casino management agreement to decrease the percentage management fee paid to Caesars by 20% while modifying the agreement to cover all 2,000 video lottery machines currently in operation for the remainder of the term that expires December 2004.

     At March 31, 2002, approximately $9.5 million remains to be paid related to construction of the Dover Downs Hotel and Conference Center.

Critical Accounting Policies

     The accounting policies described below are those the Company considers critical in preparing its consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity.

Accrued Pension Cost

     The benefits provided by the Company's pension plans are based on years of service and employee's renumeration over their employment with the Company. The Company establishes accrued pension costs in accordance with the provisions of Statement No. 87, Employers' Accounting for Pensions. Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for discount rate, assumed rate of compensation increase, and expected long-term rate of return on assets. Changes in these estimates would impact the amounts that the Company records in its consolidated financial statements.

Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

     Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized.

     We are required and plan to adopt the provisions of Statement No. 143 in 2003. To accomplish this, we must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. We have not yet completed our analysis of the impact of adoption of this standard.

     In October 2001, the FASB issued Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted the provisions of Statement No. 144 effective January 1, 2002. The adoption of Statement No. 144 did not have a significant impact on our results of operations, financial position or cash flows.

     The Emerging Issues Task Force (EITF) is currently discussing issue number 00-22, Accounting for "Points" and Certain Other Time or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, which will cover how point and other loyalty programs should be accounted for. The EITF is considering the issue broadly to include all industries that utilize point or other loyalty programs. The Company will apply the provisions of this EITF for its points program once the EITF issues a consensus on this topic. The Company currently has a point loyalty program for its video lottery customers and records the expense for this program when the points are redeemed by the customers.

     The Company adopted the provisions of EITF 00-14, Accounting for Certain Sales Incentives, effective January 1, 2002, which was codified, along with EITF issue 00-22, into EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products. Accordingly, the Company has classified certain operating expenses, such as coupons, as a reduction of revenues for all periods presented.

Factors That May Affect Operating Results; Forward-Looking Statements

     In addition to historical information, this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ substantially from the anticipated results or other expectations expressed in our forward-looking statements. When words and expressions such as:
"believes," "expects," "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects," "forecasts," "possible," "seeks," "may," "could," "should," "might," "likely," "enable," or similar words or expressions are used in this document, as well as statements containing phrases such as "in our view," "there can be no assurance," "although no assurance can be given," or "there is no way to anticipate with certainty," forward-looking statements are being made.

     Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to differ materially from those set forth in our forward-looking statements, including the following factors:

..    success of or changes in our growth strategies;

..    our development and potential acquisition of new facilities;

..    anticipated trends in the gaming industry;

..    patron demographics;

..    general market and economic conditions, including consumer and corporate spending sentiment;

..    our ability to finance future business requirements;

..    our ability to effectively compete in the marketplace;

..    the availability of adequate levels of insurance;

..    our ability to successfully integrate acquired companies and businesses;

..    management retention and development;

..    changes in Federal, state, and local laws and regulations, including environmental, gaming license and tax legislation;

..    the effect of weather conditions or travel on attendance at our facilities;

..    military or other government actions; and

..    national or local catastrophic events.

     We undertake no obligation to publicly update or revise any forward-looking statements as a result of future developments, events or conditions. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements. Given these risks and uncertainties, stockholders should not overly rely or attach undue weight to our forward-looking statements as an indication of our actual future results.

The Revocation, Suspension Or Modification Of Our Gaming Licenses Would Adversely Affect Our Gaming Business.

     The Delaware State Lottery Office and the Delaware Harness Racing Commission regulate our gaming operations. Our license from the Delaware Harness Racing Commission must be renewed on an annual basis. To keep our license for video lottery (slot) machine gaming, we must remain licensed for harness horse racing by the Delaware Harness Racing Commission and conduct at least 80 live race days each racing season, subject to the availability of harness race horses. The Delaware Harness Racing Commission has broad discretion to reject any application for a license or suspend or revoke a license once it is issued. The Director of the Delaware State Lottery Office has broad discretion to revoke, suspend or modify the terms of a video lottery license. Any modification or termination of existing licensing regulations or any revocation, suspension or modification of our licenses could adversely affect our business, financial condition and overall profitability.

Our Gaming Activities Are Subject To Extensive Government Regulation And Any Additional Government Regulation Or Taxation Of Gaming Activities Could Substantially Reduce Our Revenue Or Profit.

     Video lottery (slot) machine gaming, harness horse racing and pari-mutuel wagering are subject to extensive government regulation. Delaware law regulates the percentage of commission we are entitled to receive from our gaming revenues, which comprises a significant portion of our overall revenues. The State of Delaware granted us a license to conduct video lottery (slot) machine operations and a license to conduct harness horse races and pari-mutuel wagering. The laws under which these licenses are granted could be modified or repealed at any time and we could be required to terminate our gaming operations. If we are required to terminate our gaming operations or if the amount of the commission we receive from the State of Delaware for conducting our gaming operations is decreased, our business operations and overall profitability would be significantly impaired.

     We believe that the prospect of significant additional tax revenue is one of the primary reasons why jurisdictions have legalized gaming. As a result, gaming operators are typically subject to significant taxes and fees in addition to normal federal and state corporate income taxes. These taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations and will likely incur similar burdens in any other jurisdiction in which we conduct gaming operations in the future. Any material increase, or the adoption of additional taxes or fees, may have a material adverse effect on our future financial results.

We Have No Experience Operating The Hotel And Conference Center.

     Although we have hired personnel experienced in the industry, as a company we have no prior experience in the hotel business and will be independently operating this facility without affiliating ourselves with any major hotel chain. Expenses associated with constructing and opening this facility, including recruitment, advertising and other preopening costs, carrying costs once the facility opens, and our ability or inability to book sufficient hotel and conference business, could have a significant negative effect on our financial condition and overall profitability.

All Of Our Facilities Are In One Location.

     Our facilities are located adjacent to one another at a single location in Dover, Delaware. Any prolonged disruption of operations at these facilities due to destruction of or material damage to the facilities or other reasons could adversely affect our financial condition and results of operations. We maintain property and business interruption insurance to protect against such types of disruption, but there can be no assurance that the proceeds of such insurance would be adequate to repair or rebuild our facilities in such event or to compensate us for lost profit during the period of any such disruption.

We Do Not Own Or Lease Our Video Lottery (Slot) Machines And Related Technology.

     We do not own or lease the video lottery (slot) machines or central computer systems used in connection with our video lottery gaming operations. The Director of the Delaware State Lottery Office enters into contracts directly with the providers of the video lottery (slot) machines and computer systems. The State of Delaware purchases or leases all equipment and the Director licenses all technology providers. Our operations could be disrupted if a licensed technology provider violates its agreement with the State or ceases to be licensed for any reason. Such an event would be outside of our control and could adversely affect our gaming revenues.

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses.

     We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities. Many of our competitors have resources that are greater than ours. We cannot be certain that we will maintain our market share or compete more effectively with our competitors. The legalization of additional casino or other gaming venues in states close to Delaware, particularly Maryland, Pennsylvania or New Jersey, could negatively impact our gaming business. From time to time, legislation is proposed for adoption in these states which, if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.

Item 3.       Quantitative And Qualitative Disclosure About Market Risk
-------       ---------------------------------------------------------

     The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to the increase in the amount of interest expense we must pay with respect to our bank loan agreement entered into in connection with the spin-off, which will be tied to variable market rates.

Part II - Other Information

Item 1.       Legal Proceedings
-------       -----------------

     We are a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a serious negative effect on our results of operations, financial condition or cash flows.

Item 2.       Changes In Securities And Use Of Proceeds
-------       -----------------------------------------

     None.

Item 3.       Defaults Upon Senior Securities
-------       -------------------------------

     None.

Item 4.       Submission Of Matters To A Vote Of Security Holders
-------       ---------------------------------------------------

     None.

Item 5.       Other Information
-------       -----------------

     None.

Item 6.       Exhibits And Reports On Form 8-K
-------       --------------------------------

(a)  Exhibits
     --------

   2.1 Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Downs Entertainment, Inc. and Dover Downs Gaming & Entertainment, Inc. as filed with the Company's Registration Statement on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002, is incorporated herein by reference.

   3.1 Amended and Restated By-laws of Dover Downs Gaming & Entertainment, Inc. dated March 1, 2002 as filed with the Company's Registration Statement on Form 10 dated March 7, 2002, is incorporated herein by reference.

   4.1 Rights Agreement dated as of January 2, 2002 between Dover Downs Gaming & Entertainment, Inc. and Mellon Investor Services, as Rights Agent, as filed with the Company's Registration Statement on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002, is incorporated herein by reference.

   10.1 Dover Downs Gaming & Entertainment, Inc. 2002 Employee Stock Option Plan as filed with the Company's Registration Statement on Form 10 dated January 16, 2002, which was declared effective on March 7, 2002, is incorporated herein by reference.

   10.2 Employee Benefits Agreement, dated as of January 15, 2002, by and between Dover Downs Entertainment, Inc. and Dover Downs Gaming & Entertainment, Inc. as filed with the Company's Registration Statement on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002, is incorporated herein by reference.

   10.3 Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Downs Entertainment, Inc. and Dover Downs Gaming & Entertainment, Inc. as filed with the Company's Registration Statement on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002, is incorporated herein by reference.

   10.4 Tax Sharing Agreement, dated as of January 15, 2002, by and between Dover Downs Entertainment, Inc. and Dover Downs Gaming & Entertainment, Inc. as filed with the Company's Registration Statement on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002, is incorporated herein by reference.

   10.5 Real Property Agreement, dated as of January 15, 2002, by and between Dover Downs Entertainment, Inc. and Dover Downs Gaming & Entertainment, Inc. as filed with the Company's Registration Statement on Form 10 dated February 26, 2002, which was declared effective on March 7, 2002, is incorporated herein by reference.

   10.6 Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of March 25, 2002.

   10.7 Amended and Restated Guaranty and Suretyship Agreement by and between Dover Downs, Inc. and Wilmington Trust Company, as agent, dated as of March 25, 2002.

(b)  Reports on Form 8-K
     -------------------

     The Company filed a Form 8-K on April 1, 2002 relative to the spin-off of Dover Downs, Inc., the gaming business of DVD, to DVD's stockholders.


                                   Signatures
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 10, 2002                   Dover Downs Gaming & Entertainment, Inc.
       ------------                   ----------------------------------------
                                             Registrant


                                      /s/ Denis McGlynn
                                      -----------------
                                          Denis McGlynn
                                          President and Chief Executive Officer
                                          and Director

                                      /s/ Timothy R. Horne
                                      --------------------
                                          Timothy R. Horne
                                          Vice President-Finance and
                                          Chief Financial Officer