Form 10-Q
period 2002-06-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2002-08-08
CIK 1162556

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

Commission file number      1-16791

Dover Downs Gaming & Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Delaware

51-0414140

(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

1131 North DuPont Highway, Dover, Delaware 19901
(Address of principal executive offices)

(302) 674-4600
(Registrant’s telephone number, including area code)

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

Yes ☒   No ☐

As of July 31, 2002, the number of shares of each class of the Registrant’s common stock outstanding is as follows:

Common Stock -	10,299,276 shares
Class A Common Stock -	16,345,059 shares

Part I - Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Gaming	$49,622	$43,034	$96,760	$86,335
Other operating	6,628	3,371	11,200	6,550
Gross revenues	56,250	46,405	107,960	92,885
Less - promotional allowances	3,280	1,718	5,210	3,290
	52,970	44,687	102,750	89,595

Expenses:
Gaming	37,556	32,528	73,691	64,902
Other operating	2,857	1,353	5,791	2,690
Depreciation	1,406	517	2,310	1,021
General and administrative	1,217	1,167	2,314	2,072
	43,036	35,565	84,106	70,685

Operating earnings	9,934	9,122	18,644	18,910

Interest income	—	21	—	31

Interest expense	(322)	(17)	(322)	(159)

Earnings before income taxes	9,612	9,126	18,322	18,782

Income taxes	3,909	3,712	7,451	7,639

Net earnings	$5,703	$5,414	$10,871	$11,143

Earnings per common share (Note 4):
Basic	$0.21	$0.20	$0.41	$0.42
Diluted	$0.21	$0.20	$0.41	$0.42

The Notes to the Consolidated Financial Statements are an integral part of these statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

	(Unaudited)
	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$11,847	$12,166
Accounts receivable	999	1,450
Due from State of Delaware	4,719	8,144
Inventories	1,097	866
Prepaid expenses and other	1,452	1,436
Deferred income taxes	200	423
Total current assets	20,314	24,485

Property and equipment, net	121,261	106,772
Total assets	$141,575	$131,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,934	$6,949
Purses due horsemen	4,612	7,569
Accrued liabilities	5,115	3,779
Payable to Dover Motorsports, Inc	—	7,790
Income taxes payable	5,441	1,539
Deferred revenue.	83	32
Total current liabilities	19,185	27,658

Notes payable to banks	44,260	—
Deferred income taxes	1,039	946

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; issued and outstanding: June 2002-10,005,976 shares	1,001	—
Class A common stock, $.10 par value; 50,000,000 shares authorized; issued and outstanding: June 2002-16,638,359 shares	1,664	—
Additional paid-in capital	69,723	—
Retained earnings	4,703	—
Dover Motorsports, Inc. equity investment	—	102,653
Total stockholders’ equity	77,091	102,653
Total liabilities and stockholders’ equity	$141,575	$131,257

The Notes to the Consolidated Financial Statements are an integral part of these statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net earnings	$10,871	$11,143
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,310	1,021
(Increase) decrease in assets:
Accounts receivable	451	(2,256)
Due from State of Delaware	3,425	3,725
Inventories	(231)	(239)
Prepaid expenses and other	(16)	73
Increase (decrease) in liabilities:
Accounts payable	(3,015)	743
Purses due horsemen	(2,957)	(2,209)
Accrued liabilities	1,336	1,231
Current and deferred income taxes	4,218	3,656
Deferred revenue	51	97
Net cash provided by operating activities	16,443	16,985

Cash flows from investing activities:
Capital expenditures	(16,799)	(21,486)
Net cash used in investing activities	(16,799)	(21,486)

Cash flows from financing activities:
Borrowings from revolving debt	83,178	—
Repayments of revolving debt	(38,918)	—
Repayment of debt to Dover Motorsports, Inc.	(45,000)	—
Dividends paid	(1,000)	—
Proceeds from stock options exercised	47	—
Change in payable to/receivable from Dover Motorsports, Inc.	1,730	5,465
Net cash provided by financing activities	37	5,465

Net (decrease) increase in cash and cash equivalents	(319)	964
Cash and cash equivalents, beginning of period	12,166	8,115
Cash and cash equivalents, end of period	$11,847	$9,079

Supplemental information:
Interest paid	$71	$—
Income taxes paid	$2,100	$3,804

The Notes to the Consolidated Financial Statements are an integral part of these statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America, but do not include all of the information and disclosures required for complete financial statements.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s registration statement on Form 10 filed on March 7, 2002.  In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

References in this document to “we,” “our,” “us,” “DDE” or “the Company” mean Dover Downs Gaming & Entertainment, Inc. and its wholly-owned subsidiary.

NOTE 2 - Dover Motorsports, Inc. Spin-Off Of Its Gaming Business

Dover Motorsports, Inc. (“DVD”), formerly Dover Downs Entertainment, Inc., completed its tax-free spin-off of Dover Downs, Inc., its gaming business, effective March 31, 2002.  DVD changed its name to Dover Motorsports, Inc. and will focus on the fixed facility and temporary circuit motorsports operations.  To accomplish the spin-off, DVD contributed 100 percent of the issued and outstanding common stock of Dover Downs, Inc. to the Company, and then distributed all of the capital stock of the Company to DVD stockholders. Holders of DVD common stock or Class A common stock received 0.7 shares of DDE common stock or Class A common stock for each share of DVD common stock or Class A common stock owned at the close of business on March 18, 2002, the record date for the spin-off. Each share of common stock or Class A common stock distributed was accompanied by one stock purchase right. Based on an Internal Revenue Service Private Letter ruling, the spin-off is tax-free to DVD and its stockholders, except for cash received for any fractional shares. Immediately following the spin-off, DVD owned no shares of the Company, and DDE became an independent public company.  A total of 9,998,976 shares of DDE common stock and 16,638,359 shares of DDE Class A common stock were distributed in connection with the spin-off.  Also as part of the spin-off, a $9.5 million payable to DVD was cancelled.

In conjunction with the spin-off, the Company and DVD have entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies’ relationship after the separation.  These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement, and the Tax Sharing Agreement.

The Plan of Reorganization sets forth the principal corporate transactions required to effect the separation of the gaming business from the motorsports business, the continuation of the gaming business following such separation, including the allocation between the Company and DVD of certain assets and liabilities, and the distribution of shares of the Company’s common stock and Class A common stock.  As a result of the spin-off, all assets and liabilities relating to the gaming business are owned and assumed by the Company or its subsidiary, and all assets and liabilities relating to the motorsports business are owned and assumed by DVD or its subsidiaries.

The Real Property Agreement governs certain real property transfers, leases and easements affecting our Dover, Delaware facility.

The Employee Benefits Agreement provides for the transition from employee benefits under plans or programs sponsored by DVD to those sponsored by the Company.  In connection with the spin-off and pursuant to the terms of the Employee Benefits Agreement, DVD will transfer to the Company the assets and liabilities associated with DVD’s defined benefit pension plan and the 401(k) plan currently sponsored by DVD with respect to employees who become employees of the Company (or remain employed by Dover Downs, Inc.) after the spin-off.

The Transition Support Services Agreement provides for each of the Company and DVD to provide each other with certain administrative and operational services.  The party receiving the services will be required to pay for them within 30 business days after receipt of an invoice at rates agreed upon by the Company and DVD.  Each party will provide these services until terminated by the party receiving the service or by the party providing the service after the expiration of a one year transition period.  Refer to NOTE 7 - Related Party Transactions for further discussion.

The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off. With respect to any period ending on or before the spin-off or any tax period in which the spin-off occurs, DVD:

•                                          continues to be the sole and exclusive agent for the Company in all matters relating to the income, franchise, property, sales and use tax liabilities of the Company;

•                                          subject to the Company’s obligation to pay for items relating to its gaming business, bears any costs relating to tax audits, including tax assessments and any related interest and penalties and any legal, litigation, accounting or consulting expenses;

•                                          continues to have the sole and exclusive responsibility for the preparation and filing of combined federal and combined state income tax returns; and

•                                          subject to the right and authority of the Company to direct DVD in the defense or prosecution of the portion of a tax contest directly and exclusively related to any DDE tax adjustment, generally has the powers, in DVD’s sole discretion, to contest or compromise any claim or refund on the Company’s behalf.

NOTE 3 - Business Operations

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots — an 80,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel and Conference Center — featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and the Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.  The facility is located in close proximity to the major metropolitan areas of Philadelphia, Baltimore and Washington, D.C.

The Company is authorized to conduct video lottery operations as a “Licensed Agent” under the Delaware State Lottery Code. Pursuant to Delaware’s Horse Racing Redevelopment Act, enacted in 1994, the Delaware State Lottery Office administers and controls the operation of the video lottery.

The Company’s license from the Delaware Harness Racing Commission must be renewed on an annual basis. In order to maintain its license to conduct video lottery operations, the Company is required to maintain its harness horse racing license.

Due to the nature of the Company’s business activities, it is subject to various federal, state and local regulations.

NOTE 4 - Summary of Significant Accounting Policies

Revenue and expense recognition–Gaming revenues represent the net win from video lottery (slot) machine wins and losses and commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.

For the video lottery operations, which account for more than 86% of gross revenues for all periods presented, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in the Company’s financial statements as gaming revenue. The Delaware State Lottery Office sweeps the winnings from the video lottery operations, collects the State’s share of the winnings and the amount due to the vendors under contract with the State who provide the video lottery machines and associated computer systems, collects the amount allocable to purses for harness horse racing, and remits the remainder to the Company as its commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State’s share of the winnings, (ii) for remittance to the providers of the video lottery machines and associated computer systems, and (iii) for harness horse racing purses. The Company recognizes revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks at the time wagers are made. Revenues from hotel rooms and food and beverage sales are recognized at the time the service is provided.

The retail value of hotel rooms, food, beverage and other items that are provided to customers without charge has been included in gross revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and included in gaming expenses in the consolidated statement of earnings.

Earnings per share-Basic and diluted earnings per share (EPS) are calculated using the following number of weighted average shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic EPS	26,641,000	26,558,000	26,639,000	26,548,000
Effect of options	132,000	227,000	132,000	199,000
Diluted EPS	26,773,000	26,785,000	26,771,000	26,747,000

Earnings per share amounts and weighted average shares outstanding for periods prior to the three months ended June 30, 2002, are presented on a pro forma basis to reflect the spin-off from DVD which was effective March 31, 2002.

Property and equipment–Interest is capitalized in connection with the construction of major facilities.  The capitalized interest is amortized over the estimated useful life of the asset to which it relates.  During the three months ended June 30, 2002, the Company incurred $322,000 of interest cost none of which was capitalized.  During the three months ended June 30, 2001, the Company incurred $332,000 of interest cost, of which $315,000 was capitalized.  During the six months ended June 30, 2002, the Company incurred $673,000 of interest cost of which $351,000 was capitalized.  During the six months ended June 30, 2001, the Company incurred $684,000 of interest cost of which $525,000 was capitalized.

Use of estimates–The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment information-The Company accounts for its operating segment in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement No. 131 provides guidelines for public companies in determining operating segments based on those used for internal reporting to management.  Based on these guidelines, the Company reports information under a single gaming and entertainment segment.

Reclassifications-Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.  These reclassifications had no effect on net earnings.

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

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, amended Statement No. 4, and is no longer necessary because Statement 4 has been rescinded. Statement No. 145 amends Statement No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  Certain provisions of Statement No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002.  The adoption of Statement No. 145 is not expected to have a significant impact on our results of operations, financial position or cash flows.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3.  The Company plans to adopt Statement No. 146 in January 2003.  Management believes that the adoption of this statement will not have a material effect on the Company’s future results of operations.

The Emerging Issues Task Force (EITF) is currently discussing certain topics of issue number 00-22, Accounting for “Points” and Certain Other Time or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, which will cover how point and other loyalty programs should be accounted for. The EITF is considering the issue broadly to include all industries that utilize point and other loyalty programs.  The Company will apply the provisions of this EITF for its points program once the EITF issues a consensus on the topic.  The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points are issued on the basis that they expire after one year if the customer has no video lottery play during that time period.  The Company records the points as an expense as they are redeemed by the customers.  The value of all points outstanding as of June 30, 2002 was $4,403,000.

The Company adopted the provisions of EITF 00-14, Accounting for Certain Sales Incentives, effective January 1, 2002, which was codified, along with EITF issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendors Products, and certain topics of EITF issue 00-22 into EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.  Accordingly, the Company has classified certain operating expenses, such as coupons, as a reduction of revenues for all periods presented.

NOTE 5 - Indebtedness

The Company entered into a new $55,000,000 credit facility that became effective on April 1, 2002, and expires on December 31, 2004.  $45 million of the facility was used to pay down amounts outstanding under the prior DVD credit facilities on April 1, 2002 in connection with our spin-off from DVD.  Interest is based, at the Company’s option, upon (i) LIBOR plus .75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus .5%) minus 1%.  The new credit facility contains, among others, minimum net worth, fixed charge coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operation would impact our ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes. At June 30, 2002, the Company was in compliance with all terms of the facility and there was $44,260,000 outstanding at a weighted average interest rate of 2.77%.

NOTE 6 - Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	DVD Equity Investment

Balance at December 31, 2001	$—	$—	$—	$—	$102,653
Net earnings from January 1, 2002 through March 31, 2002	—	—	—	—	5,168
Cancellation of payable to DVD	—	—	—	—	9,520
DVD debt paid down on April 1, 2002	—	—	(45,000)	—	—
Spin-off transaction	1,000	1,664	114,677	—	(117,341)
Net earnings from April 1, 2002 through June 30, 2002	—	—	—	5,703	—
Proceeds from stock options exercised	1	—	46	—	—
Dividends paid	—	—	—	(1,000)	—
Balance at June 30, 2002	$1,001	$1,664	$69,723	$4,703	$—

Historically, certain DDE employees participated in the DVD stock option plan.  In conjunction with the spin-off, the Company adopted a stock option plan under which 1,500,000 shares of common stock have been reserved for issuance to DDE employees.  Following the spin-off, outstanding stock option grants under the DVD plan held by DDE employees were replaced with DDE stock option grants.  The DDE grants have the same relative ratio of the exercise price to market value and the same vesting provisions, option periods and other applicable terms and conditions as the DVD stock option grants replaced.  At June 30, 2002, there were stock option grants to purchase 663,446 shares of common stock held by DDE employees.

NOTE 7 - Related Party Transactions

During the six months ended June 30, 2002 and 2001, the Company allocated corporate costs of $429,000 and $1,040,000, respectively, to DVD.  The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and had otherwise managed these functions; however, management believes that these costs are reasonable.

At June 30, 2002, the Company owed DVD $2.7 million for its portion of the consolidated federal income tax liability for 2002.  This payable is included in the income taxes payable balance reported on the accompanying June 30, 2002 balance sheet and is expected to be paid by September 15, 2002.

Our use of DVD’s 5/8-mile harness racing track is under an easement granted to us by DVD which does not require the payment of any rent. Under the terms of the easement we have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The harness track is located on property owned by DVD and is on the inside of DVD’s motorsports superspeedway.  Our indoor grandstands are used by DVD at no charge in connection with its motorsports events. DVD also leases its principal executive office space from us. Various easements and agreements relative to access, utilities and parking have also been entered into between DVD and the Company.

In conjunction with the spin-off, the Company and DVD entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies’ relationship after the separation.  The Transition Support Services Agreement provides for each of DVD and the Company to provide each other with certain administrative and operational services subsequent to the spin-off.   The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off.  Refer to NOTE 2 - Dover Motorsports, Inc. Spin-Off Of Its Gaming Business for further discussion.

NOTE 8 - Contingencies

The State of Delaware has enacted a ban on smoking in all indoor public facilities with certain minor exceptions such as fire halls and fraternal organization premises where fund raising is taking place.  The ban is scheduled to be effective November 27, 2002.  The new law will prohibit smoking inside the Company’s casino, hotel and conference center, restaurants, harness track indoor grandstands and simulcasting facilities, provided that smoking will be permitted in up to 25% of the rooms in the hotel.  Our casino currently derives a substantial amount of its revenues from its smoking areas and informal polling data suggests that many of our smoking patrons would discontinue or shorten their visits if they are unable to smoke.  Accordingly, we continue to pursue legislative and administrative avenues of relief from the new law.  If the smoking ban goes into effect in its current form and if a significant number of our smoking patrons choose to discontinue or shorten their visits as a result of an indoor smoking ban and cannot be replaced with other patrons, the Company’s revenues and earnings would be negatively impacted.

Item 2.            Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

Gaming revenue increased by $6,588,000, or 15.3%, to $49,622,000, primarily the result of increased play in the casino.  The Dover Downs Hotel and Conference Center and expanded marketing and promotional activities were the major contributors to the increased slot machine play.  The 232 room luxury hotel and conference center was partially opened in the first quarter of 2002 and was completed in April.

Other operating revenues, which consist of hotel rooms revenue, food and beverage sales and other miscellaneous income, increased by $3,257,000, or 96.6%, to $6,628,000, primarily the result of the opening of the Dover Downs Hotel and Conference Center.

Promotional allowances include the retail value of hotel rooms, food, beverage and other items that are provided to customers without charge.  The increase in promotional allowances is due to the opening of the Dover Downs Hotel and Conference Center.

Gaming expenses increased by $5,028,000, or 15.5%, in the second quarter of 2002 compared with the second quarter of 2001, reflecting the higher revenues. Amounts retained by the State of Delaware, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $2,397,000 and $276,000, respectively, in the second quarter of 2002 as compared to the second quarter of 2001. Amounts allocated from the video lottery operation for harness horse racing purses were $5,738,000 in the second quarter of 2002 compared with $5,014,000 in the second quarter of 2001. The other significant expense increases during the quarter were wages and related employee benefits of $430,000 and the cost of promotional allowances of $1,054,000.

Other operating expenses increased by $1,504,000 in the second quarter of 2002 compared with the second quarter of 2001, primarily the result of operating expenses associated with the Dover Downs Hotel and Conference Center.

Depreciation expense increased by $889,000 primarily due to the Dover Downs Hotel and Conference Center.

General and administrative expenses increased by $50,000 to $1,217,000 from $1,167,000 in the second quarter of 2001, primarily due to increased wage and benefit costs.

Net interest expense increased by $326,000 primarily as a result of the Company capitalizing $315,000 of interest related to the construction of major facilities in the second quarter of 2001.  No interest was capitalized in the second quarter of 2002.  Capitalization of interest on the Dover Downs Hotel and Conference Center ceased when the facility fully opened.

The Company’s effective income tax rate was 40.7% for the three months ended June 30, 2002 and 2001.

Net earnings were $5,703,000 in the second quarter of 2002 as compared to $5,414,000 in the second quarter of 2001. The increase of $289,000, or 5.3%, was primarily due to increased play in the casino and revenues from the Dover Downs Hotel and Conference Center, offset by increased depreciation and interest expense.

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

Gaming revenue increased by $10,425,000, or 12.1%, to $96,760,000, primarily the result of increased play in the casino.  The opening of the Dover Downs Hotel and Conference Center and expanded marketing and promotional activities were the major contributors to the increased slot machine play. The 232 room luxury hotel and conference center was partially opened in the first quarter of 2002 and was completed in April.

Other operating revenues, which consist of hotel rooms revenue, food and beverage sales and other miscellaneous income, increased by $4,650,000, or 71.0%, to $11,200,000, primarily the result of the opening of the Dover Downs Hotel and Conference Center.

Promotional allowances include the retail value of hotel rooms, food, beverage and other items that are provided to customers without charge.  The increase in promotional allowances is due to the opening of the Dover Downs Hotel and Conference Center.

Gaming expenses increased by $8,789,000, or 13.5%, reflecting the higher revenues. Amounts retained by the State of Delaware, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $4,026,000 and $285,000, respectively, in the first six months of 2002 as compared to the first six months of 2001. Amounts allocated from the video lottery operation for harness horse racing purses were $11,068,000 in the first six months of 2002 compared with $9,909,000 in the first six months of 2001. The other significant expense increases were wages and related employee benefits of $1,035,000 and the cost of promotional allowances of $1,610,000.

Other operating expenses increased by $3,101,000, primarily the result of operating expenses associated with the Dover Downs Hotel and Conference Center.

Depreciation expense increased by $1,289,000 primarily due to the opening of the Dover Downs Hotel and Conference Center.

General and administrative expenses increased by $242,000 to $2,314,000 from $2,072,000 in the first six months of 2001, primarily due to increased wage and benefit costs.

Net interest expense increased by $194,000 primarily as a result of the Company capitalizing $351,000 of interest related to the construction of major facilities in the first six months of 2002 compared with $525,000 in the first six months of 2001.  Capitalization of interest on the Dover Downs Hotel and Conference Center ceased when the facility fully opened.

The Company’s effective income tax rate was 40.7% for the six-month periods ended June 30, 2002 and 2001.

Net earnings were $10,871,000 in the first six months of 2002 as compared to $11,143,000 in the first six months of 2001. The decrease of $272,000, or 2.4%, was primarily due to increased depreciation and operating costs related to the Dover Downs Hotel and Conference Center, offset by increased play in the casino and hotel revenues from the opening of the Dover Downs Hotel and Conference Center.

Liquidity and Capital Resources

Net cash provided by operating activities was $16,443,000 for the six months ended June 30, 2002 compared to $16,985,000 for the six months ended June 30, 2001. The decrease in 2002 as compared to 2001 was primarily due to the timing of certain construction payments, offset by the timing of remittances from the Delaware State Lottery Office for the Company’s commission and the increase in earnings before depreciation from $12,164,000 in the first six months of 2001 to $13,181,000 in the first six months of 2002.

Net cash used in investing activities was $16,799,000 for the six months ended June 30, 2002 compared to $21,486,000 for the six months ended June 30, 2001 and was exclusively for capital expenditures.  The decrease in 2002 as compared to 2001 was primarily due to the timing of payments for construction of the Dover Downs Hotel and Conference Center. The Dover Downs Hotel and Conference Center opened with approximately 100 rooms on February 15, 2002 and added rooms throughout the quarter with the entire 232 room facility open as of April 6, 2002.

Net cash provided by financing activities decreased from $5,465,000 for the six months ended June 30, 2001 to $37,000 for the six months ended June 30, 2002.  The decrease in 2002 as compared to 2001 was primarily due to a decrease in net borrowings needed as a result of a decrease in capital spending compared to 2001, offset by the payment of the Company’s first regular quarterly cash dividend.

Our primary cash requirements are for capital expenditures to complete the Dover Downs Hotel and Conference Center, of which approximately $4.6 million remains to be paid at June 30, 2002, and normal maintenance capital expenditures for the Dover Downs Hotel and Conference Center, the video lottery (slot) machine casino and our various other gaming assets.

We have a $55 million unsecured revolving line of credit, $45 million of which was used to pay down a portion of the DVD credit facility on April 1, 2002 in connection with our spin-off from DVD.  Based on current business trends, we believe that our cash flows from operations and the funds available pursuant to our $55 million revolving credit facility will be sufficient to meet our short and long-term cash needs.  Any significant expansion of our gaming facility that the Company may decide to undertake or any significant acquisitions, or any material adverse change in our operations could cause the need for additional financing.

Related Party Transactions

During the six months ended June 30, 2002 and 2001, the Company allocated corporate costs of $429,000 and $1,040,000, respectively, to DVD.  The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and had otherwise managed these functions; however, management believes that these costs are reasonable.

At June 30, 2002, the Company owed DVD $2.7 million for its portion of DVD’s consolidated federal income tax liability for 2002.  This payable is included in the income taxes payable balance reported on the accompanying June 30, 2002 balance sheet and is expected to be paid by September 15, 2002.

Our use of DVD’s 5/8-mile harness racing track is under an easement granted to us by DVD which does not require the payment of any rent. Under the terms of the easement we have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The harness track is located on property owned by DVD and is on the inside of DVD’s motorsports superspeedway.  Our indoor grandstands are used by DVD at no charge in connection with its motorsports events. DVD also leases its principal executive office space from us. Various easements and agreements relative to access, utilities and parking have also been entered into between DVD and the Company.

In conjunction with the spin-off, the Company and DVD entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies’ relationship after the separation.  The Transition Support Services Agreement provides for each of DVD and the Company to provide each other with certain administrative and operational services subsequent to the spin-off.   The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off.  Refer to NOTE 2 — Dover Motorsports, Inc. Spin-Off Of Its Gaming Business for further discussion.

Contractual Obligations

In May 1995, Dover Downs, Inc., a subsidiary of the Company, entered into a management agreement with Caesars World Gaming Development Corporation (Caesars). Caesars acts as our agent to manage our video lottery casino. Caesars has been properly licensed by the Delaware State Lottery Office to perform these functions. Effective January 1, 2001, the Company and Caesars amended the casino management agreement to decrease the percentage management fee paid to Caesars by 20% while modifying the agreement to cover all 2,000 video lottery machines currently in operation for the remainder of the term that expires December 2004.

At June 30, 2002, approximately $4.6 million remains to be paid related to construction of the Dover Downs Hotel and Conference Center.

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

Accrued Pension Cost

The benefits provided by the Company’s pension plans are based on years of service and employee’s renumeration over their employment with the Company.  The Company establishes accrued pension costs in accordance with the provisions of Statement No. 87, Employers’ Accounting for Pensions. Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for discount rate, assumed rate of compensation increase, and expected long-term rate of return on assets.  Changes in these estimates would impact the amounts that the Company records in its consolidated financial statements.

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

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, amended Statement No. 4, and is no longer necessary because Statement 4 has been rescinded. Statement No. 145 amends Statement No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  Certain provisions of Statement No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002.  The adoption of Statement No. 145 is not expected to have a significant impact on our results of operations, financial position or cash flows.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3.  The Company plans to adopt Statement No. 146 in January 2003.  Management believes that the adoption of this statement will not have a material effect on the Company’s future results of operations.

The Emerging Issues Task Force (EITF) is currently discussing certain topics of issue number 00-22, Accounting for “Points” and Certain Other Time or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, which will cover how point and other loyalty programs should be accounted for. The EITF is considering the issue broadly to include all industries that utilize point and other loyalty programs.  The Company will apply the provisions of this EITF for its points program once the EITF issues a consensus on the topic.  The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points are issued on the basis that they expire after one year if the customer has no video lottery play during that time period.  The Company records the points as an expense as they are redeemed by the customers.  The value of all points outstanding as of June 30, 2002 was $4,403,000.

The Company adopted the provisions of EITF 00-14, Accounting for Certain Sales Incentives, effective January 1, 2002, which was codified, along with EITF issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of a Vendors Products, and certain topics of EITF issue 00-22 into EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.  Accordingly, the Company has classified certain operating expenses, such as coupons, as a reduction of revenues for all periods presented.

Factors That May Affect Operating Results; Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ substantially from the anticipated results or other expectations expressed in our forward-looking statements. When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this document, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to differ materially from those set forth in our forward-looking statements, including the following factors:

•                                          success of or changes in our growth strategies;

•                                          our development and potential acquisition of new facilities;

•                                          anticipated trends in the gaming industry;

•                                          patron demographics;

•                                          general market and economic conditions, including consumer and corporate spending sentiment;

•                                          our ability to finance future business requirements;

•                                          our ability to effectively compete in the marketplace;

•                                          the availability of adequate levels of insurance;

•                                          our ability to successfully integrate acquired companies and businesses;

•                                          management retention and development;

•                                          changes in Federal, state, and local laws and regulations, including environmental, gaming license and tax legislation;

•                                          the effect of weather conditions or travel on attendance at our facilities;

•                                          military or other government actions; and

•                                          national or local catastrophic events.

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

We believe that the prospect of significant additional tax revenue is one of the primary reasons why jurisdictions have legalized gaming. As a result, gaming operators are typically subject to significant taxes and fees in addition to normal federal and state corporate income taxes. These taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations and will likely incur similar burdens in any other jurisdiction in which we may conduct gaming operations in the future. Any material increase, or the adoption of additional taxes or fees, may have a material adverse effect on our future financial results.

The State of Delaware’s Public Smoking Ban Could Negatively Impact Our Revenues and Earnings

The State of Delaware has enacted a ban on smoking in all indoor public facilities with certain minor exceptions such as fire halls and fraternal organization premises where fund raising is taking place.  The ban is scheduled to be effective November 27, 2002.  The new law will prohibit smoking inside the Company’s casino, hotel and conference center, restaurants, harness track indoor grandstands and simulcasting facilities, provided that smoking will be permitted in up to 25% of the rooms in the hotel.  Our casino currently derives a substantial amount of its revenues from its smoking areas and informal polling data suggests that many of our smoking patrons would discontinue or shorten their visits if they are unable to smoke.  Accordingly, we continue to pursue legislative and administrative avenues of relief from the new law.  If the smoking ban goes into effect in its current form and if a significant number of our smoking patrons choose to discontinue or shorten their visits as a result of an indoor smoking ban and cannot be replaced with other patrons, the Company’s revenues and earnings would be negatively impacted.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses.

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities. Many of our competitors have resources that are greater than ours. We cannot be certain that we will maintain our market share or compete more effectively with our competitors. The legalization of additional casino or other gaming venues in jurisdictions close to Delaware, particularly Maryland, Virginia, Washington, D.C., Pennsylvania or New Jersey, could negatively impact our gaming business. From time to time, legislation is proposed for adoption in these states which, if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.

Item 3.            Quantitative And Qualitative Disclosure About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose us to significant market risk. DDE is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $44,260,000 at June 30, 2002 under its revolving credit facilities.  A change in interest rates of one percent on the balance outstanding at June 30, 2002 would cause a change in total annual interest costs of $443,000. The carrying values of these borrowings approximate their fair values at June 30, 2002.

Part II - Other Information

Item 1.            Legal Proceedings

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a serious negative effect on our results of operations, financial condition or cash flows.

Item 2.            Changes In Securities And Use Of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission Of Matters To A Vote Of Security Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits And Reports On Form 8-K

(a)   Exhibits

10.1

Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of March 25, 2002 as filed with the Company’s Quarterly Report on Form 10-Q dated May 10, 2002, is incorporated herein by reference.

10.2

Amended and Restated Guaranty and Suretyship Agreement by and between Dover Downs, Inc. and Wilmington Trust Company, as agent, dated as of March 25, 2002 as filed with the Company’s Quarterly Report on Form 10-Q dated May 10, 2002, is incorporated herein by reference.

99.1	Certification of Periodic Financial Reports

(b)   Reports on Form 8-K

The Company filed a Form 8-K on April 1, 2002 relative to the spin-off of Dover Downs, Inc., the gaming business of DVD, to DVD’s stockholders.

The Company filed a Form 8-K on May 10, 2002 announcing the appointment of Kenneth K. Chalmers to the Company’s Board of Directors and his appointment as Chairman of the Company’s audit committee.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 8, 2002	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

/s/ Timothy R. Horne
Timothy R. Horne
Vice President-Finance and Chief Financial Officer