Form 10-Q
period 2002-09-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2002-11-04
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Yes  ☒   No  ☐

     As of October 31, 2002, the number of shares of each class of the Registrant’s common stock outstanding is as follows:

Common Stock -	10,503,057 shares
Class A Common Stock -	16,145,059 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Gaming	$52,689	$46,407	$149,449	$132,742
Other operating	7,553	3,327	18,753	9,877
Gross revenues	60,242	49,734	168,202	142,619
Less — promotional allowances	4,119	1,751	9,329	5,041
	56,123	47,983	158,873	137,578

Expenses:
Gaming	39,648	35,201	113,339	100,103
Other operating	2,734	1,413	8,525	4,103
Depreciation	1,449	527	3,759	1,548
General and administrative	1,332	1,389	3,646	3,461
	45,163	38,530	129,269	109,215

Operating earnings	10,960	9,453	29,604	28,363

Interest income	—	14	—	45

Interest expense	(285)	(538)	(607)	(697)

Earnings before income taxes	10,675	8,929	28,997	27,711

Income taxes	4,342	3,631	11,793	11,270

Net earnings	$6,333	$5,298	$17,204	$16,441

Earnings per common share (Note 4):
Basic	$0.24	$0.20	$0.65	$0.62
Diluted	$0.24	$0.20	$0.64	$0.62

The Notes to the Consolidated Financial Statements are an integral part of these statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Per Share Amounts

	(Unaudited)
	September 30,	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$11,838	$12,166
Accounts receivable	1,174	1,450
Due from State of Delaware	10,800	8,144
Inventories	1,134	866
Prepaid expenses and other	1,604	1,436
Deferred income taxes	239	423
Total current assets	26,789	24,485

Property and equipment, net	120,958	106,772
Total assets	$147,747	$131,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,845	$6,949
Purses due horsemen	10,667	7,569
Accrued liabilities	8,933	3,779
Payable to Dover Motorsports, Inc.	—	7,790
Income taxes payable	2,062	1,539
Deferred revenue	96	32
Total current liabilities	25,603	27,658

Notes payable to banks	38,634	—
Deferred income taxes	1,059	946

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; issued and outstanding: September 30, 2002-10,503,057 shares	1,050	—
Class A common stock, $.10 par value; 50,000,000 shares authorized; issued and outstanding: September 30, 2002-16,145,059 shares	1,615	—
Additional paid-in capital	69,749	—
Retained earnings	10,037	—
Dover Motorsports, Inc. equity investment	—	102,653
Total stockholders’ equity	82,451	102,653
Total liabilities and stockholders’ equity	$147,747	$131,257

The Notes to the Consolidated Financial Statements are an integral part of these statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net earnings.	$17,204	$16,441
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,759	1,548
Amortization of credit facility origination fees	49	—
(Increase) decrease in assets:
Accounts receivable	276	360
Due from State of Delaware	(2,656)	(2,045)
Inventories	(268)	(458)
Prepaid expenses and other	(80)	(185)
Increase (decrease) in liabilities:
Accounts payable	(3,104)	1,712
Purses due horsemen	3,098	2,951
Accrued liabilities	5,154	(1,080)
Current and deferred income taxes	820	315
Deferred revenue	64	68
Net cash provided by operating activities	24,316	19,627

Cash flows from investing activities:
Capital expenditures	(17,945)	(38,501)
Net cash used in investing activities.	(17,945)	(38,501)

Cash flows from financing activities:
Borrowings from revolving debt	129,317	—
Repayments of revolving debt	(90,683)	—
Repayment of debt to Dover Motorsports, Inc.	(45,000)	—
Credit facility origination fees	(137)	—
Dividends paid	(1,999)	—
Proceeds from stock options exercised	73	—
Change in payable to/receivable from Dover Motorsports, Inc	1,730	22,150
Net cash (used in) provided by financing activities	(6,699)	22,150

Net (decrease) increase in cash and cash equivalents	(328)	3,276
Cash and cash equivalents, beginning of period	12,166	8,115
Cash and cash equivalents, end of period	$11,838	$11,391

Supplemental information:
Interest paid	$126	$—
Income taxes paid	$9,840	$13,577

The Notes to the Consolidated Financial Statements are an integral part of these statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

         The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America, but do not include all of the information and disclosures required for complete financial statements.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s registration statement on Form 10 filed on March 7, 2002.  In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         References in this document to “we,” “our,” “us,” “DDE” or “the Company” mean Dover Downs Gaming & Entertainment, Inc. and its wholly-owned subsidiary.

NOTE 2 — Dover Motorsports, Inc. Spin-Off of Its Gaming Business

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

        The Transition Support Services Agreement provides for each of the Company and DVD to provide each other with certain administrative and operational services.  The party receiving the services will be required to pay for them within 30 business days after receipt of an invoice at rates agreed upon by the Company and DVD.  Each party will provide these services until terminated by the party receiving the service or by the party providing the service after the expiration of a one-year transition period.  Refer to NOTE 7 — Related Party Transactions for further discussion.

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

NOTE 3 – Business Operations

         Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots — an 80,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel and Conference Center — featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and the Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.  These facilities are located in close proximity to the major metropolitan areas of Philadelphia, Baltimore and Washington, D.C.

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

         Due to the nature of the Company’s business activities, it is subject to various federal, state and local regulations.  Refer to NOTE 8 — Contingencies.

NOTE 4 – Summary of Significant Accounting Policies

         Revenue and expense recognition–Gaming revenues represent the net win from video lottery (slot) machine wins and losses and commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.

         For the video lottery operations, which account for more than 86% of gross revenues for all periods presented, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in the Company’s financial statements as gaming revenue. The Delaware State Lottery Office sweeps the winnings from the video lottery operations, collects the State’s share of the winnings and the amount due to the vendors under contract with the State who provide the video lottery machines and associated computer systems, collects the amount allocable to purses for harness horse racing, and remits the remainder to the Company as its commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State’s share of the winnings, (ii) for remittance to the providers of the video lottery machines and associated computer systems, and (iii) for harness horse racing purses. The Company recognizes revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms and food and beverage sales are recognized at the time the service is provided.

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

        Earnings per share-Basic and diluted earnings per share (EPS) are calculated using the following number of weighted average shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic EPS	26,647,000	26,583,000	26,642,000	26,559,000
Effect of dilutive options	41,000	62,000	101,000	152,000
Diluted EPS	26,688,000	26,645,000	26,743,000	26,711,000

        Earnings per share amounts and weighted average shares outstanding for periods prior to April 1, 2002, the day after the effective date of the spin-off from DVD, are presented on a pro forma basis to reflect such spin-off.

        Property and equipment–Interest is capitalized in connection with the construction of major facilities.  The capitalized interest is amortized over the estimated useful life of the asset to which it relates.  During the three months ended September 30, 2002, the Company incurred $285,000 of interest cost, none of which was capitalized.  During the three months ended September 30, 2001, the Company incurred $1,066,000 of interest cost, of which $528,000 was capitalized.  During the nine months ended September 30, 2002, the Company incurred $958,000 of interest cost of which $351,000 was capitalized.  During the nine months ended September 30, 2001, the Company incurred $1,750,000 of interest cost of which $1,053,000 was capitalized.

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

        Reclassifications-Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.  These reclassifications had no effect on net earnings.

         Recent accounting pronouncements-In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.  Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized.  We are required and plan to adopt the provisions of Statement No. 143 in 2003. The adoption of Statement No. 143 is not expected to have a significant impact on our results of operations, financial position or cash flows.

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

         In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The Company plans to adopt Statement No. 146 in January 2003.  The adoption of Statement No. 146 is not expected to have a significant impact on our results of operations, financial position or cash flows.

         The Emerging Issues Task Force (EITF) is currently discussing certain topics of issue number 00-22, Accounting for “Points” and Certain Other Time or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, which will cover how point and other loyalty programs should be accounted for. The EITF is considering the issue broadly to include all industries that utilize point and other loyalty programs.  The Company will apply the provisions of this EITF for its points program once the EITF issues a consensus on the topic.  The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points are issued on the basis that they expire after one year if the customer has no video lottery play during that time period.  The Company records the points as an expense when they are redeemed by the customers.  The value of all points outstanding as of September 30, 2002 was $4,381,000.

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

NOTE 5 — Indebtedness

        The Company has a $60,000,000 credit facility, as amended, that expires on December 31, 2004.  $45 million of the facility was used to pay down amounts outstanding under the prior DVD credit facilities on April 1, 2002 in connection with our spin-off from DVD.  Interest is based, at the Company’s option, upon (i) LIBOR plus .75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus .5%) minus 1%.  The new credit facility contains, among others, minimum net worth, fixed charge coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operation would impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes. At September 30, 2002, the Company was in compliance with all terms of the facility and there was $38,634,000 outstanding at a weighted average interest rate of 2.65%.

NOTE 6 — Stockholders’ Equity

        Changes in the components of stockholders’ equity are as follows (in thousands):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	DVD Equity Investment
Balance at December 31, 2001	$—	$—	$—	$—	$102,653
Net earnings from January 1, 2002
through March 31, 2002	—	—	—	—	5,168
Cancellation of payable to DVD	—	—	—	—	9,520
Spin-off transaction	1,000	1,664	114,677	—	(117,341)
DVD debt paid down on April 1, 2002	—	—	(45,000)	—	—
Net earnings from April 1, 2002
through September 30, 2002	—	—	—	12,036	—
Proceeds from stock options exercised	1	—	72	—	—
Conversion of Class A Common
Stock to Common Stock	49	(49)	—	—	—
Dividends paid, $.075 per share	—	—	—	(1,999)	—
Balance at September 30, 2002	$1,050	$1,615	$69,749	$10,037	$—

        Historically, certain DDE employees participated in the DVD stock option plan.  In conjunction with the spin-off, the Company adopted a stock option plan under which 1,500,000 shares of common stock have been reserved for issuance to DDE employees.  Following the spin-off, outstanding stock option grants under the DVD plan held by DDE employees were replaced with DDE stock option grants.  The DDE grants have the same relative ratio of the exercise price to market value and the same vesting provisions, option periods and other applicable terms and conditions as the DVD stock option grants replaced.  At September 30, 2002, there were stock option grants to purchase 659,665 shares of common stock held by DDE employees.

        On October 23, 2002, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $.05 per share.  The dividend represents a 33% increase from the previously paid $.0375 per share.  The dividend will be payable on December 10, 2002 to shareholders of record at the close of business on November 10, 2002.

        Also on October 23, 2002, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  Through the date of filing this Form 10-Q, the Company has made no purchases of its outstanding common stock.

NOTE 7 – Related Party Transactions

         During the nine months ended September 30, 2002 and 2001, the Company allocated corporate costs of $714,000 and $1,655,000, respectively, to DVD.  The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

        During the three months ended September 30, 2002, the Company paid DVD $2.7 million for its portion of DVD’s consolidated federal income tax liability for 2002.

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

NOTE 8 – Contingencies

         The State of Delaware has enacted a ban on smoking in all indoor public facilities with certain minor exceptions such as fire halls and fraternal organization premises where fundraising takes place.  The ban is scheduled to be effective November 27, 2002.  The new law will prohibit smoking inside the Company’s casino, hotel and conference center, restaurants, harness track indoor grandstands and simulcasting facilities, provided that smoking will be permitted in up to 25% of the rooms in the hotel.  Our casino currently derives a substantial amount of its revenues from its smoking areas.  Accordingly, we continue to pursue legislative and administrative avenues of relief from the new law.  If the smoking ban goes into effect in its current form and if a significant number of our smoking patrons choose to discontinue or shorten their visits as a result of an indoor smoking ban and cannot be replaced with other patrons, the Company’s revenues, earnings and cash flows would be negatively impacted.

Item 2.      Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

         Gaming revenue increased by $6,282,000, or 13.5%, to $52,689,000, primarily the result of increased play in the casino.  The Dover Downs Hotel and Conference Center and other expanded marketing and promotional activities were the major contributors to the increased slot machine play.  The 232-room luxury hotel and conference center was partially opened in the first quarter of 2002 and was completed in April 2002.

         Other operating revenues, which consist of hotel rooms revenue, food and beverage sales and other miscellaneous income, increased by $4,226,000, or 127.0%, to $7,553,000, primarily the result of the opening of the Dover Downs Hotel and Conference Center.

         Promotional allowances include the retail value of hotel rooms, food, beverage and other items that are provided to customers without charge.  The increase in promotional allowances is due to the opening of the Dover Downs Hotel and Conference Center.

         Gaming expenses increased by $4,447,000, or 12.6%, reflecting the higher gaming revenues. Amounts retained by the State of Delaware, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $2,512,000 and $131,000, respectively. Amounts allocated from the video lottery operation for harness horse racing purses were $6,159,000 in the third quarter of 2002 compared with $5,449,000 in the third quarter of 2001. The other significant expense increases during the quarter were wages and related employee benefits of $342,000 and the cost of promotional allowances of $1,141,000.

         Other operating expenses increased by $1,321,000, primarily the result of operating expenses associated with the Dover Downs Hotel and Conference Center.

         Depreciation expense increased by $922,000 primarily due to the opening of the Dover Downs Hotel and Conference Center in 2002.

         General and administrative expenses decreased by $57,000 to $1,332,000 from $1,389,000 in the third quarter of 2001.

         Net interest expense decreased by $239,000 primarily as a result of the Company’s average interest rate decreasing from 5.25% during the third quarter of 2001 to 2.66% during the third quarter of 2002.  The Company capitalized $528,000 of interest related to the construction of major facilities in the third quarter of 2001.  No interest was capitalized in the third quarter of 2002.

         The Company’s effective income tax rate was 40.7% for the three months ended September 30, 2002 and 2001.

         Net earnings were $6,333,000 in the third quarter of 2002 as compared to $5,298,000 in the third quarter of 2001. The increase of $1,035,000, or 19.5%, was primarily due to increased play in the casino and revenues from the Dover Downs Hotel and Conference Center, offset by increased depreciation expense.

Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

         Gaming revenue increased by $16,707,000, or 12.6%, to $149,449,000, primarily the result of increased play in the casino.  The opening of the Dover Downs Hotel and Conference Center and other expanded marketing and promotional activities were the major contributors to the increased slot machine play. The 232-room luxury hotel and conference center was partially opened in the first quarter of 2002 and was completed in April 2002.

         Other operating revenues, which consist of hotel rooms revenue, food and beverage sales and other miscellaneous income, increased by $8,876,000, or 89.9%, to $18,753,000, primarily the result of the opening of the Dover Downs Hotel and Conference Center.

         Promotional allowances include the retail value of hotel rooms, food, beverage and other items that are provided to customers without charge.  The increase in promotional allowances is due to the opening of the Dover Downs Hotel and Conference Center in 2002.

         Gaming expenses increased by $13,236,000, or 13.2%, reflecting the higher gaming revenues. Amounts retained by the State of Delaware, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $6,538,000 and $416,000, respectively. Amounts allocated from the video lottery operation for harness horse racing purses were $17,227,000 in the first nine months of 2002 compared with $15,358,000 in the first nine months of 2001. The other significant expense increases were wages and related employee benefits of $1,377,000 and the cost of promotional allowances of $2,751,000.

         Other operating expenses increased by $4,422,000, primarily the result of operating expenses associated with the Dover Downs Hotel and Conference Center.

         Depreciation expense increased by $2,211,000 primarily due to the opening of the Dover Downs Hotel and Conference Center in 2002.

         General and administrative expenses increased by $185,000 to $3,646,000 from $3,461,000 in the first nine months of 2001, primarily due to increased wage and benefit costs.

         Net interest expense decreased by $45,000 primarily as a result of the Company’s average interest rate decreasing from 6.25% during the first nine months of 2001 to 3.09% during the first nine months of 2002.  The Company capitalized $351,000 of interest related to the construction of major facilities in the first nine months of 2002 compared with $1,053,000 in the first nine months of 2001.  Capitalization of interest on the Dover Downs Hotel and Conference Center ceased when the facility fully opened.

         The Company’s effective income tax rate was 40.7% for the nine-month periods ended September 30, 2002 and 2001.

         Net earnings were $17,204,000 in the first nine months of 2002 as compared to $16,441,000 in the first nine months of 2001. The increase of $763,000, or 4.6%, was primarily due to increased play in the casino and hotel revenues from the opening of the Dover Downs Hotel and Conference Center, offset by increased depreciation expense.

Liquidity and Capital Resources

Net cash provided by operating activities was $24,316,000 for the nine months ended September 30, 2002 compared with $19,627,000 for the nine months ended September 30, 2001. The increase in 2002 as compared to 2001 was primarily due to the increase in earnings after income taxes but before depreciation and amortization from $17,989,000 in the first nine months of 2001 to $21,012,000 in the first nine months of 2002 and the timing of certain gaming related payments.

Net cash used in investing activities was $17,945,000 for the nine months ended September 30, 2002 compared to $38,501,000 for the nine months ended September 30, 2001 and was exclusively for capital expenditures.  The decrease in 2002 as compared with 2001 was primarily due to the timing of payments for construction of the Dover Downs Hotel and Conference Center.  The Dover Downs Hotel and Conference Center opened with approximately 100 rooms on February 15, 2002 and incrementally added rooms up to April 6, 2002, when the entire 232-room facility was operating.

         Net cash used in financing activities was $6,699,000 for the nine months ended September 30, 2002 compared to net cash provided by financing activities of $22,150,000 for the nine months ended September 30, 2001.  The decrease in 2002 as compared to 2001 was primarily due to a decrease in net borrowings needed as a result of a decrease in capital expenditures compared to 2001.  Additionally, the Company paid $1,999,000 in regular quarterly cash dividends during the first nine months of 2002.

         Our primary cash requirements are for capital expenditures to complete the Dover Downs Hotel and Conference Center, of which approximately $2.8 million remains to be paid at September 30, 2002, and normal maintenance capital expenditures for the Dover Downs Hotel and Conference Center, the video lottery (slot) machine casino and our various other gaming assets.

         We have a $60 million unsecured revolving line of credit, $45 million of which was used to pay down a portion of the DVD credit facility on April 1, 2002 in connection with our spin-off from DVD.  Based on current business trends, we believe that our cash flows from operations and the funds available pursuant to our $60 million revolving credit facility will be sufficient to meet our short and long-term cash needs.  Any significant expansion of our gaming facility that the Company may decide to undertake, any significant acquisitions, or any material adverse change in our operations could cause the need for additional financing.

        On October 23, 2002, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $.05 per share.  The dividend represents a 33% increase from the previously paid $.0375 per share.  The dividend will be payable on December 10, 2002 to shareholders of record at the close of business on November 10, 2002.

        Also on October 23, 2002, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  Through the date of filing this Form 10-Q, the Company has made no purchases of its outstanding common stock.

Related Party Transactions

         During the nine months ended September 30, 2002 and 2001, the Company allocated corporate costs of $714,000 and $1,655,000, respectively, to DVD.  The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

        During the three months ended September 30, 2002, the Company paid DVD $2.7 million for its portion of DVD’s consolidated federal income tax liability for 2002.

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

        In conjunction with the spin-off, the Company and DVD entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies’ relationship after the separation.  The Transition Support Services Agreement provides for each of DVD and the Company to provide each other with certain administrative and operational services subsequent to the spin-off.   The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off.  Refer to NOTE 2 — Dover Motorsports, Inc. Spin-Off of Its Gaming Business of the Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q for further discussion.

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

         At September 30, 2002, approximately $2.8 million remains to be paid related to construction of the Dover Downs Hotel and Conference Center.

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

Accrued Pension Cost

         The benefits provided by the Company’s pension plans are based on years of service and employee’s remuneration over their employment with the Company.  The Company establishes accrued pension costs in accordance with the provisions of Statement No. 87, Employers’ Accounting for Pensions. Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for discount rate, assumed rate of compensation increase, and expected long-term rate of return on assets.  Changes in these estimates would impact the amounts that the Company records in its consolidated financial statements.

Recent Accounting Pronouncements

         In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.  Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized.  We are required and plan to adopt the provisions of Statement No. 143 in 2003.  The adoption of Statement No. 143 is not expected to have a significant impact on our results of operations, financial position or cash flows.

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

         In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The Company plans to adopt Statement No. 146 in January 2003.  The adoption of Statement No. 146 is not expected to have a significant impact on our results of operations, financial position or cash flows.

         The Emerging Issues Task Force (EITF) is currently discussing certain topics of issue number 00-22, Accounting for “Points” and Certain Other Time or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, which will cover how point and other loyalty programs should be accounted for. The EITF is considering the issue broadly to include all industries that utilize point and other loyalty programs.  The Company will apply the provisions of this EITF for its points program once the EITF issues a consensus on the topic.  The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points are issued on the basis that they expire after one year if the customer has no video lottery play during that time period.  The Company records the points as an expense when they are redeemed by the customers.  The value of all points outstanding as of September 30, 2002 was $4,381,000.

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

         We believe that the prospect of significant additional tax revenue is one of the primary reasons why jurisdictions have legalized gaming. As a result, gaming operators are typically subject to significant taxes and fees in addition to normal federal and state corporate income taxes. These taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations and will likely incur similar burdens in any other jurisdiction in which we may conduct gaming operations in the future. Any material increase in taxes or fees, or the adoption of additional taxes or fees, may have a material adverse effect on our future financial results.

The State of Delaware’s Public Smoking Ban Could Negatively Impact Our Revenues and Earnings

         The State of Delaware has enacted a ban on smoking in all indoor public facilities with certain minor exceptions such as fire halls and fraternal organization premises where fundraising takes place.  The ban is scheduled to be effective November 27, 2002.  The new law will prohibit smoking inside the Company’s casino, hotel and conference center, restaurants, harness track indoor grandstands and simulcasting facilities, provided that smoking will be permitted in up to 25% of the rooms in the hotel.  Our casino currently derives a substantial amount of its revenues from its smoking areas.  Accordingly, we continue to pursue legislative and administrative avenues of relief from the new law.  If the smoking ban goes into effect in its current form and if a significant number of our smoking patrons choose to discontinue or shorten their visits as a result of an indoor smoking ban and cannot be replaced with other patrons, the Company’s revenues, earnings and cash flows would be negatively impacted.

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

Item 3.            Quantitative And Qualitative Disclosure About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to significant market risk. DDE is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $38,634,000 at September 30, 2002 under its revolving credit facility.  A change in interest rates of one percent on the balance outstanding at September 30, 2002 would cause a change in total annual interest costs of $386,000. The carrying values of these borrowings approximate their fair values at September 30, 2002.

Item 4.            Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

Dover Downs Gaming & Entertainment, Inc.’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in applicable federal securities law) within 90 days of the filing of this quarterly report, and they concluded that these controls and procedures are effective.

(b)         Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II — Other Information

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

         None.

Item 5.            Other Information

         None.

Item 6.            Exhibits And Reports On Form 8-K

(a)   Exhibits

10.1         Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of August 12, 2002.

(b)   Reports on Form 8-K

        None.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	November 4, 2002	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer
and Director

/s/ Timothy R. Horne
Timothy R. Horne
Vice President-Finance and
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Denis McGlynn, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Dover Downs Gaming & Entertainment, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive
Officer and Director

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Timothy R. Horne, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Dover Downs Gaming & Entertainment, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ Timothy R. Horne
Timothy R. Horne
Vice President-Finance and
Chief Financial Officer

Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

I, Denis McGlynn, the Chief Executive Officer of Dover Downs Gaming & Entertainment, Inc. (the “Company”), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)          the Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the “Form 10-Q”), fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)          the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 4, 2002

/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive
Officer and Director

Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

I, Timothy R. Horne, the Chief Financial Officer of Dover Downs Gaming & Entertainment, Inc. (the “Company”), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)          the Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the “Form 10-Q”), fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)          the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 4, 2002

/s/ Timothy R. Horne
Timothy R. Horne
Vice President-Finance and
Chief Financial Officer