Form 10-K
period 2002-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2003-03-13
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file number 1-16791

Dover Downs Gaming & Entertainment, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0414140
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

1131 North DuPont Highway, Dover, Delaware 19901
(Address of principal executive offices)

(302) 674-4600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $.10 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of common stock held by non-affiliates of the registrant was $86,968,411 as of February 28, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☒  No☐

The aggregate market value of common stock held by non-affiliates of the registrant was $120,802,637 as of June 30, 2002 (the last day of our most recently completed second quarter).

As of February 28, 2003, the number of shares of each class of the Registrant’s common stock outstanding is as follows:

Common Stock -	10,413,012 shares
Class A Common Stock -	16,145,059 shares

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 23, 2003 are incorporated by reference into Part III, Items 10 through 13 of this report.

Part I

References in this document to “the Company,” “Gaming & Entertainment,” “we,” “us,” and “our” mean Dover Downs Gaming & Entertainment, Inc. and its wholly owned subsidiaries.

Item 1.      Business

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots – an 80,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel and Conference Center – featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and the Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races.

Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a 2 hour drive. According to the 2000 United States Census, approximately 32.8 million people live within 150 miles of the complex.

Gaming & Entertainment became a publicly traded entity effective March 31, 2002 when it was spun-off from Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) (“DVD”).  We were incorporated in the State of Delaware in December 2001 to create a public holding company to effect the spin-off.  Our operating subsidiary, Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness horse racing operations in 1969.

In 1996, Dover Downs, Inc. transferred all of its motorsports operations to another DVD subsidiary, Dover International Speedway, Inc.  Dover Downs, Inc. became the operating entity for all of DVD’s gaming operations prior to becoming our subsidiary at the time of the spin-off.

Dover Downs Slots

Our video lottery (slot) machine casino opened in December 1995 with approximately 500 video lottery (slot) machines. Due to its popularity, the video lottery (slot) machine casino has expanded three times since its opening and the number of machines has increased steadily to its current level of 2,000. The most recent expansion of the gaming operations to our 80,000 square foot casino was completed in March 2000.

The video lottery (slot) machines range from our popular nickel machines to $50 machines in the Premium Slots area. Additional amenities include the Garden Cafe, which becomes a lounge with live entertainment most evenings, and the Winners Circle Restaurant.  The Las Vegas style “video lottery casino” housing the gaming equipment was designed and built using expertise from Caesars World Gaming Development Corporation (“Caesars”), a leader in the gaming industry.  Our facilities are open every day of the year, except Christmas and Easter.  Our casino was visited by more than 2,600,000 patrons in 2002.

The Delaware State Lottery Office administers and controls our video lottery (slot) machine operations. We are a licensed agent authorized to conduct video lottery operations under the Delaware State Lottery Code and one of only three locations permitted to do so in the State of Delaware. We are permitted by law to set the payout to customers between 87% and 95%. Since the introduction of the video lottery (slot) machine operations, we have maintained an average payout of approximately 91.2%. We believe that this represents a competitive payout percentage.

We have a management agreement with Caesars, under which, Caesars is our agent to supervise, manage and operate our video lottery (slot) machine casino. Caesars has been properly licensed by the Delaware State Lottery Office to perform these functions. We pay to Caesars a management fee based on pre-tax income generated by the video lottery operations. Effective January 1, 2001, we amended our management agreement with Caesars to decrease the percentage management fee paid to them by 20% while modifying the agreement to cover all 2,000 video lottery machines in operation for the remainder of the term, which expires in December 2004.

We use sophisticated database marketing to develop long-term relationships with our patrons and to target promotions to specific customer segments. Our Capital Club, a slots players club and tracking system, allows us to identify customers and to reward their level of play through awards programs. Membership in this club currently stands at approximately 150,000 active patrons.

We have implemented extensive procedures for financial and accounting controls, safekeeping and accounting of monies, and security provisions. Security over the gaming operations involves the integration of surveillance cameras, observation and oversight by employees, security and gaming staff, and various security features built into the video lottery (slot) machines. The above, when combined with proper internal control procedures and daily monitoring of each video lottery (slot) machine by the Delaware State Lottery Office, are intended to maintain the security, integrity and accountability of the video lottery operations.

Dover Downs Hotel and Conference Center

Our new luxury hotel facility, the Dover Downs Hotel and Conference Center, is located adjacent to our casino.  Phase one of the facility was partially opened in the first quarter of 2002 and was completed in April 2002.  The hotel and conference center includes 232 rooms, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and health spa. Additional construction that occurred in adjacent facilities during the first phase includes, among other things, building a new 425-seat buffet restaurant, renovating the enclosed harness racing grandstand with state-of-the-art simulcasting facilities, and building an HVAC plant. The second phase, if implemented, is expected to include an additional 250 rooms. With this new facility, we are capitalizing on the need for luxury hotel accommodations in the Dover area and offering a wider range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, trade shows and conferences.  The new facility allows us to attract new patrons and lengthen the stay of current patrons.

Dover Downs Raceway

Dover Downs Raceway has presented pari-mutuel harness racing events for 34 consecutive years. Live harness races are conducted at Dover Downs Raceway between November and April and are simulcast to tracks and other off-track betting locations across North America on each of the Company’s more than 140 live race dates. Our races currently are transmitted to more than 440 tracks and off-track betting locations. The harness horse racing track is a 5/8-mile track and is lighted for nighttime operations.  The track is adjacent to our casino and hotel and conference center on land owned by DVD on the inside of DVD’s auto racing superspeedway.  Use of the track is under an easement granted by DVD.

Dover Downs Raceway has newly constructed facilities for pari-mutuel wagering on both live harness horse racing and on simulcast thoroughbred and harness horse racing received from numerous tracks across North America. Within our main grandstand is the newly renovated simulcast parlor where our patrons can wager on harness and thoroughbred races received by satellite into Dover Downs Raceway year round. Television monitors throughout the parlor area provide views of all races simultaneously and the parlor’s betting windows are connected to a central computer allowing bets to be received on all races from all tracks.

Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission. We hold a license from the Commission authorizing us to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races.

Harness racing refers to any racing of horses in which the horses competing or participating are harnessed to a sulky, carriage or similar vehicle and are not mounted by a jockey. Pari-mutuel wagering refers to pooled betting by which the wagering public, not the track, determines the odds and the payoff. The track retains a commission, which is a percentage of the total amount wagered (“handle”). Simulcasting refers to the transmission of live horse racing by television, cable or satellite signal from one race track to another with pari-mutuel wagering being conducted at the sending and receiving track and a portion of the handle being shared by the sending and receiving tracks.

The legislation authorizing video lottery operations in the State of Delaware was adopted in June 1994, and is referred to as the “Horse Racing Redevelopment Act.” The Delaware General Assembly’s stated purpose in approving the legislation was to (i) provide non-state supported assistance in the form of increased economic activity and vitality for Delaware’s harness and thoroughbred horse racing industries, which activity and vitality will enable the industry to improve its facilities and breeding stock, and cause increased employment; and (ii) restrict the location of such lottery to locations where wagering is already permitted and controls exist. A portion of the proceeds from the wagering on the video lottery (slot) machines is allocated to increase the purses for harness horse races held at Dover Downs Raceway and is intended to provide increased vitality for Delaware’s horse racing industry.

We have an agreement with DSOA, or Delaware Standardbred Owner’s Association, Inc., effective August 1, 2000 and continuing through July 31, 2003. DSOA’s membership consists of owners, trainers, and drivers of harness horses participating in harness race meetings at our facilities and elsewhere in the United States and Canada. DSOA has been organized and exists for the purpose of promoting the sport of harness racing; improving the lot of owners, drivers, and trainers of harness racing horses participating in race meetings; establishing health, welfare and insurance programs for owners, drivers, and trainers of harness racing horses; negotiating with harness racing tracks on behalf of owners, trainers, drivers, and grooms of harness racing horses; and generally rendering assistance to them whenever and wherever possible. Under the DSOA agreement, we are required to distribute as purses for races conducted at our facilities, a percentage of our retained share of pari-mutuel revenues, depending on the level of the average daily dollar handle.

We enjoy a good relationship with representatives of DSOA and anticipate that this relationship will continue. We believe that the DSOA agreement is typical of similar agreements in the industry.

Licensing and Regulation by Gaming and Other Authorities

General

We are subject to extensive federal, state and local regulations related to our operations, particularly our video lottery (slot) operations, live harness racing, and pari-mutuel wagering.  These operations are contingent upon continued government approval of such operations as forms of legalized gaming and could be subjected at any time to additional or more restrictive regulations.  The following is a brief outline of some of the more significant regulations affecting our gaming operations and not intended as a recitation of all regulations applicable to our business.

Delaware law regulates the percentage of commission we are entitled to receive from our gaming activities, which comprises a significant portion of our overall revenues.  Our licenses to conduct video lottery (slot) machine operations, harness horse races and pari-mutuel wagering could be modified or repealed at any time and we could be required to terminate our gaming operations.

Video Lottery (Slot) Operations

General.  Video lottery (slot) operations are by statute operated and administered by the Director of the Delaware State Lottery Office.  We are a “Licensed Agent” authorized to conduct video lottery (slot) operations under the Delaware State Lottery Code.

A “video lottery machine” is defined by law as any machine in which bills, coins or tokens are deposited in order to play in a game of chance in which the results, including options available to the player, are randomly and immediately determined by the machine.  A machine may use spinning reels or video displays or both, and may or may not dispense coins or tokens directly to winning players.  A machine shall be considered a video lottery machine notwithstanding the use of an electronic credit system making the deposit of bills, coins or tokens unnecessary.  Various video lottery machines are in use at our casino.  All accept $1, $5, $10, $20, $50 and $100 bills.  The maximum bet permitted by regulation has been increased to $100 per machine.  The Company is currently prohibited by regulation from extending any credit to its gaming customers.

The Director of the Delaware State Lottery Office has discretion to adopt such rules and regulations as the Director deems necessary or desirable for the efficient and economical operation and administration of the system, including (i) type and number of games permitted, (ii) pricing of games, (iii) numbers and sizes of prizes, (iv) manner of payment, (v) value of bills, coins or tokens needed to play, (vi) requirements for licensing agents and service providers, (vii) standards for advertising, marketing and promotional materials used by Licensed Agents, (viii) procedures for accounting and reporting, (ix) registration, kind, type, number and location of video lottery machines on a Licensed Agent’s premises, (x) security arrangements for the video lottery system, and (xi) reporting and auditing of financial information of Licensed Agents.

Licensing Requirements.  We were granted a license on December 13, 1995.

There are continuing licensure requirements for all officers, directors, key employees and persons who own directly or indirectly 10% or more of a Licensed Agent, which licensure requirements shall include the satisfaction of such security, fitness and background standards as the Director may deem necessary relating to competence, honesty and integrity, such that a person’s reputation, habits and associations do not pose a threat to the public interest of the State or to the reputation of or effective regulation and control of the video lottery; it being specifically understood that any person convicted of any felony, a crime involving gambling, or a crime of moral turpitude within 10 years prior to applying for a license or at any time thereafter shall be deemed unfit.

There are similar licensure requirements for providers of the video lottery (slot) machines and certain companies that seek to provide services to a Licensed Agent.  Caesars has been licensed to provide management services to the Company.

Revocation, Suspension or Modification of License. The Director of the Delaware State Lottery Office may revoke or suspend the license of a Licensed Agent, such as Gaming & Entertainment, for “cause.”  “Cause” is broadly defined and could potentially include falsifying any application for license or report required by the rules and regulations, the failure to report any information required by the rules and regulations, the material violation of any rules and regulations promulgated by the Director or any conduct by the licensee which undermines the public confidence in the video lottery system or serves the interest of organized gambling or crime and criminals in any manner.  A license may be revoked for an unintentional violation of any federal, state or local law, rule or regulation provided that the violation is not cured within a reasonable time as determined by the Director.  A hearing officer’s decision revoking or suspending the license shall be appealable to the Delaware Superior Court under the provisions of the Administrative Procedures Act.  All existing or new officers, directors, key employees and owners of a Licensed Agent are subject to background investigation.  Failure to satisfy the background investigation may constitute cause for suspension or revocation of the License.

Ownership Changes.  Under Delaware law, a change of ownership of a Licensed Agent will automatically terminate its license 90 days after the change of ownership occurs, unless the Director of the Delaware State Lottery Office determines after application to issue a new license to the new owners.  Change of ownership may occur if any new individual or entity acquires, directly or indirectly, 10% or more of the Licensed Agent or if more than 20% of the legal or beneficial interest in the Licensed Agent is transferred, whether by direct or indirect means.  The Commission may require extensive background investigations of any new owner acquiring a 10% or greater interest in a Licensed Agent, including criminal background checks.  Accordingly, the Company has a restrictive legend on its shares of Common Stock which require that (a) any holders of Common Stock found to be disqualified or unsuitable or not possessing the qualifications required by any appropriate gaming authority could be required to dispose of such stock and (b) any holder of Common Stock intending to acquire 10% or more of the outstanding common stock of the Corporation must first obtain prior written approval from the Delaware State Lottery Office.

Harness Racing Events.  In order to maintain our license for video lottery (slot) machine gaming, we are required to maintain our license for harness horse racing with the Delaware Harness Racing Commission and must conduct a minimum of 80 live race days each racing season, subject to the availability of racing stock.

Control Over Equipment and Technology.  The Company does not own or lease the video lottery machines or computer systems used by the State of Delaware in connection with its video lottery gaming operations.  The Director of the Delaware State Lottery Office enters into contracts directly with the providers of the video lottery machines and computer systems (the “Technology Providers”).  Equipment is provided to the State by sale or lease and all Technology Providers must be licensed by the Director.  There are also limitations on the number of video lottery machines that may be used at any one facility that are supplied by the same Technology Provider.  The operations of the Company could be disrupted in the event that a licensed Technology Provider in any way breaches its agreement with the State or ceases to be properly licensed for any reason.  Such an event would be outside of the control of the Company.

Harness Racing and Pari-Mutuel Wagering

Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission (the “Commission”).  The Company holds a license from the Commission by which it is authorized to hold harness race meetings on its premises and to make, conduct and sell pools by the use of pari-mutuel machines or totalizators

The license must be renewed on a yearly basis.  The Commission may reject an application for a license for any cause which it deems sufficient and the action of the Commission is final.  The Commission may also suspend or revoke a license which it has issued and its action in that respect is final, subject to review, upon questions of law only, by the Superior Court of the County within which the license was granted.  The action of the Commission stands unless and until reversed by the Court.  The Company has received an annual license from the Commission for the past 34 consecutive years and management believes that its relationship with the Commission remains good.  However, there can be no assurances that the Company will continue to be licensed by the Delaware Harness Racing Commission in the future.

Under the law, the Commission has broad powers of supervision and regulation.  The Commission may prescribe rules, regulations and conditions under which all harness racing and betting pools shall be conducted; may regulate the performance of any service or the sale of any article on the premises of a licensee; may compel the production of books and documents of a licensee and require that books and records be kept in such manner as the Commission may prescribe; may visit, investigate and place accountants or other persons as it deems necessary, at the expense of a licensee, in the office, track or place of business of a licensee; may summon witnesses and administer oaths; and may require the removal of any employee or official employed by a licensee.  All proposed extensions, additions or improvements to the property of a licensee are subject to the approval of the Commission.

The Commission is required to inspect a licensee’s racing plant not less than five days prior to a race meeting and may withdraw the license for the meeting if the racing plant is found to be unsafe for animals or persons or is not rendered safe prior to the opening of the meeting.  A licensee must deposit with the Commission, ten days before a race meeting, a policy of insurance against personal injury liability in an amount to be approved by the Commission.

USTA.  Any license granted by the Delaware Harness Racing Commission is also subject to such reasonable rules and regulations as may be prescribed from time to time by the United States Trotting Association.  The United States Trotting Association sets various rules relating to the conduct of harness racing.  According to its Articles of Incorporation, the purposes of the Association shall include the improvement of the breed of trotting and pacing horses, the establishment of rules regulating standards and the registration of such horses thereunder, the advancement and promotion of the interest of harness racing in the United States, the investigation, ascertainment and registration of the pedigrees of such horses, the regulation and government of the conduct of the sport of harness racing, the establishment of rules for the conduct thereof, not inconsistent with the laws of the various states, and the sanctioning of the holding of exhibitions of such horses and meetings for the racing thereof, the issuance of licenses to qualified persons to officiate at harness race meetings and exhibitions, the issuance of licenses to the owners of horses permitting the exhibition and racing of such horses and the qualification thereof, the issuance of licenses to drivers of horses participating in such races or exhibitions, and providing for the enforcement of the rules promulgated by the Association, and providing for the fixing of penalties, fines, and the suspension or expulsion from membership, or privileges or for any other misconduct detrimental to the sport.

Gaming Taxes and Fees

We believe that the prospect of significant additional tax revenue is one of the primary reasons why jurisdictions have legalized gaming.  As a result, gaming operators are typically subject to significant taxes and fees in addition to normal federal and state corporate income taxes.  These taxes and fees are subject to increase at any time.  We pay substantial taxes and fees with respect to our operations and would likely incur similar burdens in any other jurisdiction in which we may conduct gaming operations in the future.

Compliance with Other Laws

Regulations adopted by the Financial Crime Enforcement Network of the U.S. Treasury Department require us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number.  Substantial penalties can be imposed against us if we fail to comply with these regulations.

Our operations are also subject to a variety of other rules and regulations, including, but not limited to, zoning, environmental, construction and land-use laws and regulations.

Competition

The U.S. gaming industry is intensely competitive and features many participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery and poker machines, whether or not located in casinos, native American gaming, pari-mutuel wagering on live and simulcast horse racing, off track betting, state run lotteries, internet gambling and other forms of gambling. Gaming competition is particularly intense in each of these markets. Many of our competitors have more gaming industry experience, are larger and have significantly greater financial and other resources than we do.

The legalization of additional casino or other gaming venues in jurisdictions close to Delaware, particularly Maryland, Virginia, Washington, D.C., Pennsylvania or New Jersey, could negatively impact our gaming business. From time to time legislation is proposed for adoption in these jurisdictions, as it currently is in Maryland and Pennsylvania, which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.

At present, video lottery (slot) machines are only permitted at two other locations in Delaware: Delaware Park and Harrington Raceway. The neighboring states of Pennsylvania and Maryland do not presently permit video lottery (slot) machine operations. Pennsylvania, Maryland and New Jersey all have state-run lotteries. Atlantic City, New Jersey is located approximately 100 miles from our entertainment facility and offers a full range of gaming products.

Competition in horse racing is varied since racetracks in the surrounding area differ in many respects. Some tracks only offer thoroughbred or harness horse racing; others have both. Tracks have live racing seasons that may or may not overlap with neighboring tracks. Depending on the purse structure, tracks that are farther apart may compete with each other more for quality horses than for patrons.

Live harness racing also competes with simulcasts of thoroughbred and harness racing. All racetracks in the region are involved with simulcasting. In addition, a number of off-track betting parlors compete with track simulcasting activities. With respect to the simulcasting of our live harness races to tracks and other locations, our simulcast signals are in direct competition with live races at the receiving track and other races being simulcast to the receiving location.

Within the State of Delaware, we face little direct live competition from the State’s other two tracks. Harrington Raceway, a south central Delaware fairgrounds track, conducts harness horse racing periodically between May and November. There is no overlap presently with our live race season. Delaware Park, a northern Delaware track, conducts thoroughbred horse racing from April through mid-November. Its race season only overlaps with ours for approximately six weeks each year.

We compete with harness and thoroughbred racing and simulcasting facilities in the neighboring states of Pennsylvania, Maryland and New Jersey.  We also receive simulcast harness and thoroughbred races from approximately 80 race tracks.

Competition for our hotel and conference center varies and consists of local and regional competition. With respect to hotel accommodations only, we compete with a variety of nearby hotels in the Dover area, however, few of these offer the luxury accommodations that we offer. With respect to trade shows, conferences, concerts and hotel room packages tied to these events or tied to our casino and other gaming offerings, we compete at a regional level with the other gaming operations referred to above and with convention centers and larger hotels in major cities such as Philadelphia, Washington, D.C., Baltimore and Wilmington.

The State of Delaware has enacted a ban on smoking in all indoor public facilities with certain minor exceptions such as fire halls and fraternal organization premises where fundraising takes place.  The ban became effective November 27, 2002.  The new law prohibits smoking inside the Company’s casino, hotel and conference center, restaurants, harness track indoor grandstands and simulcasting facilities, provided that smoking will be permitted in up to 25% of the rooms in the hotel.  We continue to pursue legislative and administrative avenues of relief from the new law.  If the smoking ban continues in its current form and if a significant number of our smoking patrons choose to discontinue or shorten their visits as a result of an indoor smoking ban and cannot be replaced with other patrons, the Company’s business, financial condition and profitability could be adversely affected.

In addition, our activities compete with other leisure, entertainment and recreational activities.

Growth Strategies

We offer a unique gaming and entertaining experience and make available to our patrons a number of different options: slot machine gaming, live harness horse racing, fine dining, national recording and entertainment acts, live boxing, and simulcasting of thoroughbred and harness horse races from across the United States. Our mission is simple: to provide all of our customers a premier gaming and entertainment experience with a focus on quality customer service. Our growth strategy is to foster customer loyalty by following this mission, focus on our most valuable customers, enhance our gaming products with additional entertainment offerings, and create an exciting gaming environment while focusing on areas that we believe will increase our revenue and profitability. Our efforts in this regard include the following:

Capitalize On Our New Luxury Hotel And Conference Center

Our new luxury hotel facility, the Dover Downs Hotel and Conference Center, is located adjacent to our casino.  The facility was partially opened in the first quarter of 2002 and was completed in April 2002.  The first phase of the hotel and conference center includes 232 rooms, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and health spa. Additional construction that occurred in adjacent facilities during the first phase includes, among other things, building a new 425-seat buffet restaurant, renovating the enclosed harness racing grandstand with state-of-the-art simulcasting facilities, and building an HVAC plant. The second phase, if implemented, is expected to include an additional 250 rooms. With this new facility, we are capitalizing on the need for luxury hotel accommodations in the Dover area and offering a wider range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, trade shows and conferences.  The new facility allows us to attract new patrons and lengthen the stay of current patrons.

Increase The Utilization Of Our Casino

We currently have 2,000 video lottery (slot) machines at our Dover facility, the maximum presently permitted by statute.

We use a sophisticated database marketing program to develop long-term relationships with our patrons and to target promotions to specific customer segments. Our Capital Club, a slots players club and tracking system, allows us to identify customers and to reward their level of play through awards programs. Membership in this club currently stands at approximately 150,000 active patrons. We expect to increase attendance at both our casino and hotel and conference center through effective promotional use of our database and by making improvements to our facilities and gaming offerings based on what we learn from our Capital Club members. For example, we continue to add machines with differing denominations and progressive slot machines with large jackpot sizes because they offer patrons a more exciting gaming experience.

We are also seeking regulatory approval or legislation to allow us to expand our hours of operation and increase our betting limits.

Increase The Attendance And Wagering On Live Harness Horse Racing Through Increased Purse Levels

With a percentage of video lottery (slot) machine revenues supplementing the purses for the horsemen, we have experienced dramatic increases in the amount of our purses. The result is that we continue to attract higher quality horses. Bettors are attracted to races with larger purses and typically wager more on the higher quality and more predictable horses. We have completed various upgrades to enhance the harness horse racing facilities, including renovations to the track and grounds, receiving barn and paddock areas and, more recently, have constructed a new simulcast parlor with state-of-the-art facilities that allow year round wagering. We continue to focus on improvements that we believe allow us to increase attendance and wagering.

As of the end of our 2002 season, our average daily purse distribution had increased to $164,000 from $8,000 in 1995. According to information published by the Harness Tracks of America, Inc., an association we belong to comprised of harness race tracks throughout the world, this level would have us ranked second among thirty-six United States harness tracks in daily purse distribution.

With more money available for purses, we have such prestigious events as our annual “Progress Pace” with a $400,000 purse, an event which attracts the country’s top three-year-old horses.

Expand Our Existing Simulcasting

We conduct simulcasting and pari-mutuel wagering 360 days per year. As our racing product continues to improve, we expect to continue to increase the number of other tracks and off track wagering facilities that receive our racing signal during our race season and the amount of wagering which occurs on our events. We also expect to continue to increase the amount of wagering at our site from the harness and thoroughbred races whose signals we import from other North American tracks.

Seek Additional Gaming And Entertainment Opportunities

We intend to pursue acquisitions and strategic partnerships in the gaming business if and when attractive opportunities arise.

Seasonality

Gaming & Entertainment’s quarterly operating results are affected by weather and the general economic conditions in the United States. Our quarterly operating results are generally distributed evenly throughout the year. However, the results for any quarter are not necessarily indicative of results to be expected in any future period.

Employees

As of December 31, 2002, Gaming & Entertainment had approximately 782 full-time employees and 148 part-time employees. We engage temporary personnel to assist during our live harness racing season. None of our employees are party to a collective bargaining agreement and we believe that our relationship with our employees is good.

Available Information

We file annual, quarterly and current reports, information statements and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is http://www.sec.gov.

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found.  The address of our Internet website is www.doverdowns.com. We provide a link on our website, under Investor Relations, to our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports.

Item 2.      Properties

We own our principal executive office located in Dover, Delaware.  Dover Downs Slots—our 80,000 square foot casino; the Dover Downs Hotel and Conference Center—featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and the Dover Downs Raceway—indoor grandstands, betting and simulcasting parlors, all at our entertainment complex situated on approximately 78 acres of land owned by us.

Use of DVD’s 5/8-mile harness racing track is under an easement granted by DVD which does not require the payment of any rent. Under the terms of the easement we have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The harness track is located on property owned by DVD and is on the inside of DVD’s motorsports superspeedway.  DVD’s motorsports superspeedway and outdoor grandstands are immediately adjacent to our casino complex. The indoor grandstands we use for harness racing are in the building that houses our pari-mutuel betting and simulcasting parlors and are adjacent to our casino. We allow DVD free use of these indoor grandstands in connection with two annual motorsports event weekends and also lease certain office and parking space to DVD. Various easements and agreements relative to access, utilities and parking have also been entered into between us and DVD.

Item 3.      Legal Proceedings

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a serious negative effect on our financial condition, cash flows or profitability.

Item 4.      Submission Of Matters To A Vote Of Security Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

Part II

Item 5.      Market For The Registrant’s Common Stock And Related Stockholder Matters

Gaming & Entertainment’s common stock is listed on the New York Stock Exchange under the ticker symbol “DDE.”  Gaming & Entertainment Class A common stock is not publicly traded but is freely convertible into Gaming & Entertainment common stock at any time at the option of the holder thereof.  As of February 28, 2003, there were 10,413,012 shares of common stock and 16,145,059 shares of Class A common stock outstanding.  There were 1,178 holders of record for common stock and 16 holders of record for Class A common stock.

The range of closing share prices for the Company’s common stock on the New York Stock Exchange and the dividends declared for the year ended December 31, 2002, beginning after the Company’s spin-off from DVD, are detailed in the following table.  The Company’s spin-off from DVD became effective on March 31, 2002, at which time Gaming & Entertainment became an independent public company.

Quarter Ended:	High	Low	Dividends Declared

June 30, 2002	$14.87	$11.65	$0.0375
September 30, 2002	12.94	7.62	0.0375
December 31, 2002	10.41	8.00	0.05

Item 6.      Selected Financial Data

The following table summarizes certain selected consolidated financial data of Gaming & Entertainment, which has been derived from the Consolidated Financial Statements of Gaming & Entertainment for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000 and for each of the three years ended June 30, 2000. The historical information may not be indicative of Gaming & Entertainment’s future performance as an independent public company. This information set forth below should be read in conjunction with “Management’s Discussion And Analysis of Financial Condition And Results of Operations,” the “Consolidated Financial Statements” and the notes thereto, included elsewhere in this document.

Five Year Selected Financial Data

	Years Ended December 31,		Six Months Ended Dec. 31, 2000	Years Ended June 30,
	2002	2001		2000	1999	1998
Consolidated Statement of Earnings Data (in thousands, except per share data):
Revenues:
Gaming	$193,723	$175,065	$79,897	$158,398	$130,519	$108,923
Other	26,083	12,550	5,796	10,567	9,093	6,332
Gross revenues	219,806	187,615	85,693	168,965	139,612	115,255
Less: promotional allowances	13,331	6,322	2,941	4,450	3,651	1,978
	206,475	181,293	82,752	164,515	135,961	113,277
Expenses:
Gaming	148,817	132,587	58,731	118,987	97,766	80,755
Other operating	10,351	5,205	2,360	4,821	4,306	3,864
Depreciation	5,176	2,211	1,037	1,798	1,269	1,237
General and administrative	5,061	4,676	1,991	3,375	2,694	2,974
Total expenses	169,405	144,679	64,119	128,981	106,035	88,830
Operating earnings	37,070	36,614	18,633	35,534	29,926	24,447
Interest expense, net	903	1,020	—	216	85	—
Earnings before income taxes	36,167	35,594	18,633	35,318	29,841	24,447
Income taxes	14,725	14,499	7,577	14,366	12,145	10,000
Net earnings	$21,442	$21,095	$11,056	$20,952	$17,696	$14,447

		(unaudited)	(unaudited)	(unaudited)
Earnings per common share(a):
Basic	$0.80	$0.79	$0.42	$0.82
Diluted	$0.80	$0.79	$0.42	$0.82

Dividends declared per common share	$0.125	—	—	—	—	—

Selected Consolidated Operating Data (unaudited):
Total slots facility attendance (in thousands)	2,615	2,512	1,212	2,343	1,933	1,921
Avg. number of slot machines	2,000	2,000	2,000	1,723	1,191	1,000
Casino square footage	80,000	80,000	80,000	80,000	65,000	41,000

	December 31,			June 30,
	2002	2001	2000	2000	1999	1998
						(unaudited)
Consolidated Balance Sheet Data (in thousands):
Working capital (deficit)	$7,117	$(3,173)	$37,166	$31,486	$19,796	$14,932
Total assets	148,658	131,257	93,857	85,137	59,887	39,962
Long-term debt	40,890	—	—	—	—	—
Total stockholders’ equity(b)	84,439	102,653	81,558	70,502	49,550	31,854

(a)             Earnings per common share information for periods prior to April 1, 2002, the day after the effective date of the spin-off from DVD, has been calculated using the pro forma average outstanding common shares and Class A common shares for Gaming & Entertainment. The pro forma average outstanding common shares and Class A common shares were derived from DVD’s common shares and Class A common shares outstanding for the periods presented using the distribution ratio of 0.7 shares of Gaming & Entertainment common stock and Class A common stock for each share of DVD common stock and Class A common stock, respectively. Outstanding stock options of Gaming & Entertainment have been calculated assuming the stock options related to each individual who became a Gaming & Entertainment employee or both a DVD and a Gaming & Entertainment employee subsequent to the spin-off were outstanding Gaming & Entertainment options during each period presented.

(b)            On April 1, 2002 in connection with our spin-off from DVD, Gaming & Entertainment paid down $45 million of the amounts outstanding under DVD’s credit facility. This payment was recorded as a charge to stockholders’ equity.

Item 7.      Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Gaming revenues represent the net win from video lottery (slot) machine wins and losses and commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.

For the video lottery operations, which account for more than 85% of gross revenues for all periods presented, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in the Company’s financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the video lottery operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the video lottery machines and associated computer systems, collects the amount allocable to purses for harness horse racing, and remits the remainder to the Company as its commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the video lottery machines and associated computer systems, and (iii) for harness horse racing purses. The Company recognizes revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms and food and beverage sales are recognized at the time the service is provided.

The retail value of hotel rooms, food, beverage and other items that are provided to customers without charge has been included in gross revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.

Year Ended December 31, 2002 vs. Year Ended December 31, 2001

Gaming revenues increased by $18,658,000, or 10.7%, to $193,723,000, primarily the result of increased play in the casino.  The opening of the Dover Downs Hotel and Conference Center and other expanded marketing and promotional activities were the major contributors to the increased slot machine play. The 232-room luxury hotel and conference center was partially opened in the first quarter of 2002 and was completed in April 2002. The new facility allows us to attract new patrons and lengthen the stay of current patrons.  Through November 2002, slot win grew each month at an average rate of 12.7%.  On November 27, 2002, the Delaware Clean Indoor Air Act became effective.  The act prohibits smoking inside the Company’s casino, hotel and conference center, restaurants, harness track indoor grandstands and simulcasting facilities, provided that smoking will be permitted in up to 25% of the rooms in the hotel.  Prior to the effective date of the act, we derived significant revenues from designated smoking areas.  Gaming revenues declined 13.1% in December 2002 compared to December 2001. If the smoking ban continues in its current form and if a significant number of our smoking patrons choose to discontinue or shorten their visits as a result of an indoor smoking ban and cannot be replaced with other patrons, the Company’s revenues, earnings and cash flows will continue to be negatively impacted.

Other operating revenues, which consist of hotel rooms revenue, food and beverage sales and other miscellaneous income, increased by $13,533,000, or 107.8%, to $26,083,000, primarily the result of the opening of the Dover Downs Hotel and Conference Center in April 2002.

Promotional allowances include the retail value of hotel rooms, food, beverage and other items that are provided to customers without charge.  The increase in promotional allowances is primarily due to the opening of the Dover Downs Hotel and Conference Center in 2002.

Gaming expenses increased by $16,230,000, or 12.2%, reflecting the higher gaming revenues. Amounts retained by the State of Delaware, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $7,204,000 and $503,000, respectively.  Amounts allocated from the video lottery operation for harness horse racing purses were $22,307,000 in 2002 compared with $20,232,000 in 2001. The other significant expense increases were wages and related employee benefits of $1,129,000 and the cost of promotional allowances of $4,521,000.

Other operating expenses increased by $5,146,000, primarily the result of operating expenses associated with the Dover Downs Hotel and Conference Center.

Depreciation expense increased by $2,965,000 primarily due to the opening of the Dover Downs Hotel and Conference Center in 2002.

General and administrative expenses increased by $385,000 to $5,061,000 from $4,676,000 in 2001, primarily due to increased wage and benefit costs.

Net interest expense decreased by $117,000 primarily as a result of the Company’s average interest rate decreasing from 5.73% during 2001 to 2.95% during 2002.  The Company capitalized $351,000 of interest related to the construction of major facilities in 2002 compared with $1,580,000 in 2001.  Capitalization of interest on the Dover Downs Hotel and Conference Center ceased when the facility fully opened.

The Company’s effective income tax rate was 40.7% for the years ended December 31, 2002 and 2001.

Net earnings were $21,442,000 in 2002 as compared to $21,095,000 in 2001. The increase of $347,000, or 1.6%, was primarily due to increased play in the casino and hotel revenues from the opening of the Dover Downs Hotel and Conference Center, offset by related gaming and hotel costs and increased depreciation expense.

Year Ended December 31, 2001 vs. Year Ended December 31, 2000 (unaudited)

Gaming revenues increased by $14,199,000, or 8.8%, to $175,065,000, primarily the result of expanding the casino facility and increasing the number of video lottery (slot) machines from an average of 1,945 during the year ended December 31, 2000 to 2,000 during the year ended December 31, 2001, and also from the results of expanded marketing and promotional activities related to our video lottery casino.

Other operating revenues, which consist of food and beverage sales and other miscellaneous income, increased by $1,122,000, or 9.8%, to $12,550,000, primarily the result of expanding the casino facility which in turn led to elevated patron volume.

Promotional allowances include the retail value of food, beverage and other items that are provided to customers without charge.  The increase of $964,000 in 2001 is primarily due to our expanded marketing and promotional activities related to our video lottery casino.

Gaming expenses increased by $12,227,000, or 10.2%, reflecting the higher revenues. Amounts retained by the State of Delaware increased by $5,798,000 in 2001.  Prior year operating expenses were reduced by $2,475,000 as a result of the Company reversing a portion of prior accruals for disputed management fees as discussed below. Amounts allocated from the video lottery operation for harness horse racing purses were $20,232,000 in 2001 compared with $18,593,000 in 2000. The other significant expense increases were wages and related employee benefits of $1,547,000 and the cost of promotional allowances of $762,000.

Other operating expenses increased by $428,000 primarily due to additional wages and related employee benefits and operating supplies in our food and beverage department necessary to service the expanded casino facility.

Depreciation expense increased by $224,000 primarily due to capital expenditures related to our Phase IV video lottery casino expansion completed in March 2000.

General and administrative expenses increased by $1,406,000 to $4,676,000 from $3,270,000 in 2000, primarily due to pre-opening expenses for the Dover Downs Hotel & Conference Center.

Net interest expense was $1,020,000 for the year ended December 31, 2001 as compared to $189,000 for the year ended December 31, 2000. The interest expense resulted from increased borrowings on DVD’s revolving credit facility which was allocated to Gaming & Entertainment. We capitalized $1,580,000 of interest related to the construction of major facilities in 2001 compared with $321,000 in 2000.

Our effective income tax rate was 40.7% for the years ended December 31, 2001 and 2000.

Net earnings decreased by $473,000, primarily as a result of increased general and administrative costs from pre-opening expenses related to the Dover Downs Hotel and Conference Center and increased interest expense related to construction of the Dover Downs Hotel and Conference Center, offset by increased play in the casino. Also, prior year operating expenses were reduced by $2,475,000 as a result of the Company reversing a portion of prior accruals for disputed management fees.

Six Months Ended December 31, 2000 Compared With Six Months Ended December 31, 1999 (unaudited)

Gaming revenues increased by $2,468,000, or 3.2%, to $79,897,000, the result of having an average of 2,000 video lottery (slot) machines during the six-month period ended December 31, 2000 compared with an average of 1,555 video lottery (slot) machines during the six-month period ended December 31, 1999, and expanded marketing and promotional activities related to our video lottery casino.

Other operating revenues, which consist of food and beverage sales and other miscellaneous income, increased by $861,000, or 17.4%, to $5,796,000, primarily the result of expanding the casino facility which in turn led to elevated patron volume.

Promotional allowances include the retail value of food, beverage and other items that are provided to customers without charge.  The increase of $908,000 in the six months ended December 31, 2000 is primarily due to our expanded marketing and promotional activities related to our video lottery casino.

Gaming expenses increased by $1,344,000 reflecting the higher revenues. Amounts retained by the State of Delaware increased by $1,601,000 during the six months ended December 31, 2000. Amounts allocated from the video lottery operation for harness horse racing purses were $9,321,000 during the six months ended December 31, 2000 compared with $9,036,000 during the six months ended December 31, 1999. Wages and related employee benefits increased by $1,261,000 during the six months ended December 31, 2000 due to the opening of our Phase IV casino expansion. Additional customer promotional allowances of $675,000 were the other significant increase. The aforementioned increases in gaming operating expenses were offset by $2,475,000 from the reversal of prior accruals for management fees that resulted from amending the casino management agreement with Caesars to decrease the percentage management fee paid to Caesars for the remaining term of the agreement by 20%. In prior years and during the six months ended December 31, 2000, we accrued amounts that Caesars claimed were due as a result of casino expansions, but which we disputed. As a result of the amendment to the management agreement, we settled the dispute with Caesars and a portion of the aforementioned accrued amounts were reversed.

Other operating expenses remained consistent with the same period of the prior year.

Depreciation increased by $189,000 or 22.3% due to capital expenditures related to our Phase IV video lottery casino expansion in March 2000.

General and administrative expenses decreased by $105,000 to $1,991,000 from $2,096,000 primarily due to a reduction in employee benefit costs.

There was no interest income or expense during the six-month period ended December 31, 2000 compared with $27,000 of interest expense during the six- month period ended December 31, 1999. We capitalized $200,000 and

$41,000 of interest during the six-month periods ended December 31, 2000 and 1999, respectively, related to the construction of major facilities.

Our effective income tax rate was 40.7% for the six-month periods ended December 31, 2000 and 1999.

Net earnings increased by $614,000 primarily due to the increased play in the casino and the one-time net gain related to the amended management agreement with Caesars.

Fiscal Year 2000 Compared With Fiscal Year 1999

Gaming revenues increased by $27,879,000, or 21.4%, to $158,398,000, primarily the result of having an average of 1,723 video lottery (slot) machines in fiscal 2000 compared with an average of 1,191 video lottery (slot) machines in fiscal 1999, and expanded marketing and promotional activities related to our video lottery casino.

Other operating revenues, which consist of food and beverage sales and other miscellaneous income, increased by $1,474,000, or 16.2%, to $10,567,000, primarily the result of expanding the casino facility which in turn led to elevated patron volume.

Promotional allowances include the retail value of food, beverage and other items that are provided to customers without charge.  The increase in fiscal 2000 is primarily due to our expanded marketing and promotional activities related to our video lottery casino.

Gaming expenses increased by $21,221,000 reflecting the higher revenues. Amounts retained by the State of Delaware increased by $13,840,000 in fiscal 2000. Amounts allocated from the video lottery operation for harness horse racing purses were $18,308,000 in fiscal 2000 compared with $15,173,000 in fiscal 1999. The other significant expense increases were wages and related employee benefits of $2,704,000 and the cost of promotional allowances of $732,000.

Other operating expenses increased by $515,000 primarily due to additional wages and related employee benefits, costs of goods sold and operating supplies in our food and beverage department necessary to service the expanded casino facility.

Depreciation increased by $529,000 or 41.7% due to capital expenditures related to our casino expansions completed in fiscal 2000 and 1999.

General and administrative expenses increased by $681,000 to $3,375,000 from $2,694,000, primarily due to an increase in wages and related employee benefits. As a percentage of total revenues, our fiscal 2000 general and administrative costs remained consistent with fiscal 1999.

Net interest expense was $216,000 in fiscal 2000 compared to $85,000 in fiscal 1999. The increased interest expense resulted from borrowings on DVD’s revolving credit agreement, offset by the capitalization of $161,000 and $268,000 of interest in fiscal 2000 and 1999, respectively, related to the construction of major facilities.

Our effective income tax rate was 40.7% for the fiscal years ended June 30, 2000 and 1999.

Net earnings increased by $3,256,000, primarily due to the increased levels of play in the casino.

Liquidity and Capital Resources

Net cash provided by operating activities was $25,137,000 for the year ended December 31, 2002 compared to $29,537,000 for the year ended December 31, 2001.  The decrease in 2002 as compared to 2001 was primarily due to the timing of certain construction payments related to the Dover Downs Hotel and Conference Center, offset by an increase in earnings after income taxes but before depreciation and amortization from $23,306,000 in 2001 to $26,678,000 in 2002.

Net cash used in investing activities was $20,652,000 for the year ended December 31, 2002 compared to $63,827,000 for the year ended December 31, 2001.  The decrease in 2002 as compared with 2001 was primarily due to the completion of construction of the Dover Downs Hotel and Conference Center in April 2002.

Net cash used in financing activities was $5,777,000 for the year ended December 31, 2002 compared to net cash provided by financing activities of $38,341,000 for the year ended December 31, 2001.  The change was primarily due to a decrease in net borrowings needed as a result of a decrease in capital expenditures compared to 2001.  Additionally, the Company paid $3,333,000 in regular quarterly cash dividends during 2002.

We have a $55 million unsecured revolving line of credit, $45 million of which was used to pay down a portion of the DVD credit facility on April 1, 2002 in connection with our spin-off from DVD.  Based on current business trends, we believe that our cash flows from operations and the funds available pursuant to our $55 million revolving credit facility will be sufficient to meet our short and long-term cash needs.  Any significant expansion of our gaming facility that the Company may decide to undertake, any significant acquisitions, or any material adverse change in our operations could cause the need for additional financing.  Effective December 31, 2003, the terms of the credit facility reduce the facility by $10 million to $45 million.

On January 29, 2003, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $.05 per share.  The dividend was paid on March 10, 2003 to shareholders of record at the close of business on February 10, 2003.

On October 23, 2002, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  Through the date of filing this Annual Report on Form 10-K, the Company has purchased 97,545 shares of its outstanding common stock at an average price of $8.87 per share.

Based on current business conditions, the Company expects to make capital expenditures of approximately $5-10 million during 2003.  These projects primarily relate to improvements at our video lottery casino, additional amenities at our luxury hotel and site improvements, such as parking and signage.  The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through 2003, as well as any cash dividends the board of directors may declare.  As a result, we would expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

Contractual Obligations

At December 31, 2002, the Company had the following contractual obligations:

	Total	Payments Due by Period
Contractual obligations:		2003	2004-2005	2006-2007	Thereafter
Notes payable to banks	$40,890,000	$—	$40,890,000	$—	$—

In May 1995, Dover Downs, Inc., a subsidiary of the Company, entered into a long-term management agreement with Caesars.  Caesars acts as our agent to manage our video lottery casino. Caesars has been properly licensed by the Delaware State Lottery Office to perform these functions. Effective January 1, 2001, the Company and Caesars amended the casino management agreement to decrease the percentage management fee paid to Caesars by 20% while modifying the agreement to cover all 2,000 video lottery machines currently in operation for the remainder of the term that expires December 2004.  Amounts owed to Caesars under the agreement at December 31, 2002 for services provided through that date totaled $840,000 and are included in accrued liabilities.

Related Party Transactions

During the year ended December 31, 2002, Gaming & Entertainment allocated corporate costs of $495,000 to DVD.  As of December 31, 2002, Gaming & Entertainment’s consolidated balance sheet includes a $793,000 receivable from DVD for the aforementioned costs and for other payments made by the Company on DVD’s behalf.  The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

During the third quarter of 2002, pursuant to the Tax Sharing Agreement (see below), the Company paid DVD $2.7 million for its portion of DVD’s consolidated federal income tax liability for 2002.  Since the spin-off of the Company from DVD was effective on March 31, 2002, DVD’s 2002 federal income tax return will include the operations of the Company for the first quarter of the year.

Our use of DVD’s 5/8-mile harness racing track is under an easement granted by DVD which does not require the payment of any rent. Under the terms of the easement Gaming & Entertainment has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The harness track is located on property owned by DVD and is on the inside of DVD’s motorsports superspeedway.  Our indoor grandstands are used by DVD at no charge in connection with its motorsports events.  DVD also leases its principal executive office space from us. Various easements and agreements relative to access, utilities and parking have also been entered into between DVD and the Company.

In conjunction with the spin-off, the Company and DVD entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies’ relationship after the separation.  The Transition Support Services Agreement provides for each of DVD and the Company to provide each other with certain administrative and operational services subsequent to the spin-off.   The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off.   Refer to NOTE 1 – Dover Motorsports, Inc. Spin-Off Of Its Gaming Business of the Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion.

Critical Accounting Policies

The accounting policies described below are those the Company considers critical in preparing its consolidated financial statements and/or include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity.

Points Program

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points are issued on the basis that they expire after one year if the customer has no video lottery play during that time period.  The Company records the points as an expense when they are redeemed by the customers.

Accrued Pension Cost

The benefits provided by the Company’s defined-benefit pension plans are based on years of service and employee’s remuneration over their employment with the Company.  The Company establishes accrued pension costs in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 87, Employers’ Accounting for Pensions. Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for discount rate, assumed rate of compensation increase, and expected long-term rate of return on assets.  Changes in these estimates would impact the amounts that the Company records in its consolidated financial statements.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 5 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities.  These estimates require assumptions that are believed to be reasonable. Long-lived assets are evaluated for impairment annually and when an event occurs that indicates an impairment may exist.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets.  Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. We adopted the provisions of Statement No. 142 effective January 1, 2002.  Since we do not have any assets that are subject to Statement No. 142, the adoption of this statement did not have an impact on our results of operations, financial position or cash flows.

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

In August 2001, the FASB issued Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.  Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  We adopted the provisions of Statement No. 144 effective January 1, 2002. The adoption of Statement No. 144 did not have a significant impact on our results of operations, financial position or cash flows.

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

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The Company adopted Statement No. 146 in January 2003.  The adoption of Statement No. 146 did not have a significant impact on our results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have applied the disclosure provisions in Statement No. 148 in our 2002 consolidated financial statements and the accompanying notes included elsewhere in this report. The adoption of Statement No. 148 is not expected to have a significant impact on our results of operations, financial position or cash flows because the Company does not expect to adopt the fair value method of accounting.

The EITF was discussing certain topics of issue number 00-22, Accounting for “Points” and Certain Other Time or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, which would cover how point and other loyalty programs should be accounted for. The EITF was considering the issue broadly to include all industries that utilize point and other loyalty programs.  In November 2002, the EITF removed this topic from its agenda due to the initiation of a subsequent FASB project on revenue recognition, which is expected to address similar issues.  The Company will apply the provisions of this project for its points program once the FASB issues a consensus on the topic.  The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points are issued on the basis that they expire after one year if the customer has no video lottery play during that time period.  The Company records the points as an expense when they are redeemed by the customers. The value of all points outstanding as of December 31, 2002 and 2001 was $4,373,000 and $4,232,000, respectively.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and recission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about a guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002.  The adoption of FIN 45 is not expected to have a significant impact on our results of operations, financial position or cash flows and had no impact on our disclosures as of December 31, 2002.

Factors That May Affect Operating Results; Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ substantially from the anticipated results or other expectations expressed in our forward-looking statements. When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this document, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

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

The Revocation, Suspension Or Modification Of Our Gaming Licenses Would Adversely Affect Our Gaming Business

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

Our Gaming Activities Are Subject To Extensive Government Regulation And Any Additional Government Regulation Or Taxation Of Gaming Activities Could Substantially Reduce Our Revenue Or Profit

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

The State of Delaware’s Public Smoking Ban Could Negatively Impact Our Revenues and Earnings

The State of Delaware has enacted a ban on smoking in all indoor public facilities with certain minor exceptions such as fire halls and fraternal organization premises where fundraising takes place.  The ban became effective November 27, 2002.  The new law prohibits smoking inside the Company’s casino, hotel and conference center, restaurants, harness track indoor grandstands and simulcasting facilities, provided that smoking will be permitted in up to 25% of the rooms in the hotel.  Prior to the ban becoming effective, a significant amount of our revenues were from slot machines in smoking areas.  Through November 2002, slot win grew each month at an average rate of 12.7%.  In the month of December 2002, our revenues decreased 13.1% as compared to the same period last year.  We continue to pursue legislative and administrative avenues of relief from the new law.  If the smoking ban continues in its current form and if a significant number of our smoking patrons choose to discontinue or shorten their visits as a result of an indoor smoking ban and cannot be replaced with other patrons, the Company’s revenues, earnings and cash flows will continue to be negatively impacted.

All Of Our Facilities Are In One Location

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

We Do Not Own Or Lease Our Video Lottery (Slot) Machines And Related Technology

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities. Many of our competitors have resources that are greater than ours. We cannot be certain that we will maintain our market share or compete more effectively with our competitors. The legalization of additional casino or other gaming venues in jurisdictions close to Delaware, particularly Maryland, Virginia, Washington, D.C., Pennsylvania or New Jersey, could negatively impact our gaming business. From time to time legislation is proposed for adoption in these jurisdictions, as it currently is in Maryland and Pennsylvania, which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.

Item 7A.   Quantitative And Qualitative Disclosure About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $40,890,000 at December 31, 2002 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at December 31, 2002 would cause a change in total annual interest costs of $409,000. The carrying values of these borrowings approximate their fair values at December 31, 2002.

Item 8.      Financial Statements And Supplementary Data

Gaming & Entertainment’s consolidated financial statements and the Independent Auditors’ Report included in this report are shown on the Index to Consolidated Financial Statements on page 30.

Item 9.     Disagreements With Accountants On Accounting And Financial Disclosure

None.

Part III

Item 10.   Directors And Executive Officers Of The Registrant

Except as presented below, the information called for by this Item 10 is incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2003.

Executive Officers of the Registrant.  As of December 31, 2002, the executive officers of the registrant were:

Name	Position	Age	Term of Office

Denis McGlynn	President and Chief Executive Officer	57	11/79 to date

Edward J. Sutor	Executive Vice President and Chief Operating Officer	53	3/99 to date

Timothy R. Horne	Sr. Vice President-Finance and Chief Financial Officer	36	11/96 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	43	7/99 to date

Robert M. Comollo	Treasurer	55	11/81 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer of Gaming & Entertainment.  Mr. Tippie also serves as Chairman of the Board to DVD as a non-employee director and has served DVD in that capacity, or as Vice Chairman of the Board, for over 5 years.

Denis McGlynn also serves as President and Chief Executive Officer to DVD, a position he has held for 22 years.

Edward J. Sutor previously served as Executive Vice President to DVD, a position he held since 1999.  From 1983 until 1999, Mr. Sutor served as Senior Vice President of Finance at Caesars Atlantic City.

Timothy R. Horne previously served as Vice President-Finance and Chief Financial Officer to DVD, a position he held for over 5 years.

Klaus M. Belohoubek also serves as Sr. Vice President-General Counsel and Secretary to DVD.  He has held that position since 1999 and has represented DVD in various legal capacities since 1990.  Mr. Belohoubek also has served as Vice President-General Counsel and Secretary to Rollins Truck Leasing Corp.

Robert M. Comollo previously served as Treasurer to DVD, a position he held for over 20 years.

Item 11.   Executive Compensation

The information called for by this Item 11 is incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2003.

Item 12.   Security Ownership Of Certain Beneficial Owners And Management

The information called for by this Item 12 is incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2003.

Item 13.   Certain Relationships and Related Transactions

The information called for by this Item 13 is incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2003.

Item 14. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Dover Downs Gaming & Entertainment, Inc.’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in applicable federal securities law) within 90 days of the filing of this annual report, and they concluded that these controls and procedures are effective.

(b)    Changes in Internal Controls

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Item 15.   Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a) (1)	Financial Statements – See accompanying Index to Consolidated Financial Statements on page 30.

(2)	Financial Statement Schedules - None.

(3)	Exhibits:

2.1

Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Form 10 filed on February 26, 2002, which was declared effective on March 7, 2002).

3.1

Certificate of Incorporation of Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 3.1 to the Form 10 filed on November 21, 2001, which was declared effective on March 7, 2002).

3.2	Amended and Restated By-laws of Dover Downs Gaming & Entertainment, Inc. dated March 1, 2002 (incorporated herein by reference to Exhibit 3.2 to the Form 10 filed on March 7, 2002).

4.1

Form of Common Stock Certificate of Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 4.1 to the Form 10 filed on November 21, 2001, which was declared effective on March 7, 2002).

4.2

Rights Agreement dated as of January 2, 2002 between Dover Downs Gaming & Entertainment, Inc. and Mellon Investor Services, as Rights Agent (incorporated herein by reference to Exhibit 4.2 to the Form 10 filed on January 16, 2002, which was declared effective on March 7, 2002).

10.1

Dover Downs Gaming & Entertainment, Inc. 2002 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10 filed on January 16, 2002, which was declared effective on March 7, 2002).

10.2

Employee Benefits Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Form 10 filed on January 16, 2002, which was declared effective on March 7, 2002).

10.3

Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.3 to the Form 10 filed on January 16, 2002, which was declared effective on March 7, 2002).

10.4

Tax Sharing Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Form 10 filed on January 16, 2002, which was declared effective on March 7, 2002).

10.5

Real Property Agreement dated as of January 15, 2002, by and between Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on January 16, 2002, which was declared effective on March 7, 2002).

10.6

Project Consulting and Management Agreement between Dover Downs, Inc. and Caesars World Gaming Development Corporation dated May 10, 1995 (incorporated herein by reference to the Registration Statement of Dover Downs Entertainment, Inc., Number 333-8147, on Form S-1 dated July 15, 1996, which was declared effective on October 3, 1996).

10.7

First Amendment to Project Consulting and Management Agreement between Dover Downs, Inc. and Caesars World Gaming Development Corporation dated October 25, 1996 (incorporated herein by reference to the Form 10-K of Dover Downs Entertainment, Inc. (Commission file number 1-11929) dated February 27, 2001).

10.8

Second Amendment to Project Consulting and Management Agreement between Dover Downs, Inc. and Caesars World Gaming Development Corporation dated December 2, 2000 (incorporated herein by reference to the Form 10-K of Dover Downs Entertainment, Inc. (Commission file number 1-11929) dated February 27, 2001).

10.9

Agreement between Dover Downs, Inc. and Delaware Standardbred Owners Association, Inc. dated August 24, 2000 (incorporated herein by reference to Exhibit 10.9 to the Form 10 filed on November 21, 2001, which was declared effective on March 7, 2002).

10.10

Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, dated as of January 15, 2002 (incorporated herein by reference to Exhibit 10.10 to the Form 10 filed on January 16, 2002, which was declared effective on March 7, 2002).

10.11

Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of March 25, 2002 (incorporated herein by reference to Exhibit 10.6 to the Form 10-Q filed on May 10, 2002).

10.12

Amended and Restated Guaranty and Suretyship Agreement by and between Dover Downs, Inc. and Wilmington Trust Company, as agent, dated as of March 25, 2002 (incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed on May 10, 2002).

10.13

Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of August 12, 2002 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 4, 2002).

21	List of Subsidiaries of Dover Downs Gaming & Entertainment, Inc.

99.1	Information Statement dated as of March 7, 2002 (incorporated herein by reference to Exhibit 99.1 to the Form 10 filed on March 7, 2002).

99.2

Audit Committee Charter of Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 99.2 to the Form 10 filed on November 21, 2001, which was declared effective on March 7, 2002).

99.3	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.4	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by Gaming & Entertainment for the quarter ended December 31, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 13, 2003	Dover Downs Gaming & Entertainment, Inc.
Registrant

	BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Timothy R. Horne	Sr. Vice President-Finance and Chief Financial Officer	March 13, 2003
Timothy R. Horne

/s/ Henry B. Tippie	Chairman of the Board	March 13, 2003
Henry B. Tippie

/s/ Kenneth K. Chalmers	Director and Chairman of the Audit Committee	March 13, 2003
Kenneth K. Chalmers

/s/ R. Randall Rollins	Director	March 13, 2003
R. Randall Rollins

/s/ Patrick J. Bagley	Director	March 13, 2003
Patrick J. Bagley

/s/ John W. Rollins, Jr.	Director	March 13, 2003
John W. Rollins, Jr.

/s/ Melvin L. Joseph	Director	March 13, 2003
Melvin L. Joseph

/s/ Jeffrey W. Rollins	Director	March 13, 2003
Jeffrey W. Rollins

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Denis McGlynn, certify that:

1.     I have reviewed this annual report on Form 10-K of Dover Downs Gaming & Entertainment, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Timothy R. Horne, certify that:

1.               I have reviewed this annual report on Form 10-K of Dover Downs Gaming & Entertainment, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ Timothy R. Horne
Timothy R. Horne
Sr. Vice President-Finance and Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Independent Auditors’ Report on Consolidated Financial Statements	31

Consolidated Statement of Earnings and Comprehensive Earnings for the years ended December 31, 2002 and 2001, the six-months ended December 31, 2000 and the year ended June 30, 2000	32

Consolidated Balance Sheet at December 31, 2002 and 2001	33

Consolidated Statement of Cash Flows for the years ended December 31, 2002 and 2001, the six-months ended December 31, 2000 and the year ended June 30, 2000	34

Notes to the Consolidated Financial Statements	35

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors,

Dover Downs Gaming & Entertainment, Inc.:

We have audited the accompanying consolidated balance sheet of Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the Company), as of December 31, 2002 and 2001, and the related consolidated statements of earnings and comprehensive earnings and cash flows for the years ended December 31, 2002 and 2001, the six-months ended December 31, 2000 and the year ended June 30, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, the six-months ended December 31, 2000 and the year ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Philadelphia, Pennsylvania

January 29, 2003

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF EARNINGS
AND COMPREHENSIVE EARNINGS

	Years ended December 31,		Six months ended December 31, 2000	Year ended June 30, 2000
	2002	2001
Revenues:
Gaming	$193,723,000	$175,065,000	$79,897,000	$158,398,000
Other operating	26,083,000	12,550,000	5,796,000	10,567,000
Gross revenues	219,806,000	187,615,000	85,693,000	168,965,000
Less – promotional allowances	13,331,000	6,322,000	2,941,000	4,450,000
	206,475,000	181,293,000	82,752,000	164,515,000

Expenses:
Gaming	148,817,000	132,587,000	58,731,000	118,987,000
Other operating	10,351,000	5,205,000	2,360,000	4,821,000
Depreciation	5,176,000	2,211,000	1,037,000	1,798,000
General and administrative	5,061,000	4,676,000	1,991,000	3,375,000
	169,405,000	144,679,000	64,119,000	128,981,000

Operating earnings	37,070,000	36,614,000	18,633,000	35,534,000

Interest income	—	45,000	9,000	—

Interest expense	(903,000)	(1,065,000)	(9,000)	(216,000)

Earnings before income taxes	36,167,000	35,594,000	18,633,000	35,318,000

Income taxes	14,725,000	14,499,000	7,577,000	14,366,000

Net earnings	21,442,000	21,095,000	11,056,000	20,952,000

Minimum pension liability	(127,000)	—	—	—

Comprehensive earnings	$21,315,000	$21,095,000	$11,056,000	$20,952,000

		(unaudited)	(unaudited)	(unaudited)
Earnings per common share (Note 3):
Basic	$0.80	$0.79	$0.42	$0.82
Diluted	$0.80	$0.79	$0.42	$0.82

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$10,874,000	$12,166,000
Accounts receivable	1,105,000	1,450,000
Due from State of Delaware	9,624,000	8,144,000
Inventories	1,154,000	866,000
Prepaid expenses and other	1,462,000	1,436,000
Receivable from Dover Motorsports, Inc.	793,000	—
Income taxes receivable	859,000	—
Deferred income taxes	539,000	423,000
Total current assets	26,410,000	24,485,000

Property and equipment, net	122,248,000	106,772,000
Total assets	$148,658,000	$131,257,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,364,000	$6,949,000
Purses due horsemen	9,666,000	7,569,000
Accrued liabilities	7,132,000	3,779,000
Payable to Dover Motorsports, Inc.	—	7,790,000
Income taxes payable	—	1,539,000
Deferred revenue	131,000	32,000
Total current liabilities	19,293,000	27,658,000

Notes payable to banks	40,890,000	—
Deferred income taxes	4,036,000	946,000

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; issued and outstanding: December 31, 2002-10,503,057 shares	1,050,000	—
Class A common stock, $.10 par value; 50,000,000 shares authorized; issued and outstanding: December 31, 2002-16,145,059 shares	1,615,000	—
Additional paid-in capital	68,960,000	—
Retained earnings	12,941,000	—
Accumulated other comprehensive loss	(127,000)	—
Dover Motorsports, Inc. equity investment	—	102,653,000
Total stockholders’ equity	84,439,000	102,653,000
Total liabilities and stockholders’ equity	$148,658,000	$131,257,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,		Six months ended December 31, 2000	Year ended June 30, 2000
	2002	2001
Cash flows from operating activities:
Net earnings	$21,442,000	$21,095,000	$11,056,000	$20,952,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation.	5,176,000	2,211,000	1,037,000	1,798,000
Amortization of credit facility origination fees	60,000	—	—	—
Deferred income taxes	2,642,000	(33,000)	96,000	312,000
Changes in assets and liabilities:
Accounts receivable	345,000	(740,000)	1,473,000	(1,302,000)
Due from State of Delaware	(1,480,000)	(836,000)	(4,132,000)	(244,000)
Inventories	(288,000)	(537,000)	(25,000)	(109,000)
Prepaid expenses and other	136,000	(238,000)	(387,000)	71,000
Receivable from/payable to Dover Motorsports, Inc.	(793,000)	—	—	—
Accounts payable	(4,585,000)	5,325,000	(799,000)	1,191,000
Purses due horsemen	2,097,000	1,311,000	3,276,000	(165,000)
Accrued liabilities	2,261,000	166,000	(3,538,000)	2,196,000
Income taxes receivable/payable	(1,975,000)	1,821,000	(1,717,000)	906,000
Deferred revenue	99,000	(8,000)	28,000	(84,000)
Net cash provided by operating activities	25,137,000	29,537,000	6,368,000	25,522,000

Cash flows from investing activities:
Capital expenditures	(20,652,000)	(63,827,000)	(6,545,000)	(11,314,000)
Net cash used in investing activities	(20,652,000)	(63,827,000)	(6,545,000)	(11,314,000)

Cash flows from financing activities:
Borrowings from revolving debt	171,178,000	—	—	—
Repayments of revolving debt	(130,288,000)	—	—	—
Repayment of debt to Dover Motorsports, Inc.	(45,000,000)	—	—	—
Credit facility origination fees	(137,000)	—	—	—
Dividends paid	(3,333,000)	—	—	—
Proceeds from stock options exercised	73,000	—	—	—
Change in payable to/receivable from Dover Motorsports, Inc.	1,730,000	38,341,000	1,964,000	(15,648,000)
Net cash (used in) provided by financing activities	(5,777,000)	38,341,000	1,964,000	(15,648,000)
Net (decrease) increase in cash and cash equivalents	(1,292,000)	4,051,000	1,787,000	(1,440,000)
Cash and cash equivalents, beginning of period	12,166,000	8,115,000	6,328,000	7,768,000
Cash and cash equivalents, end of period	$10,874,000	$12,166,000	$8,115,000	$6,328,000

Supplemental information:
Interest paid	$630,000	$—	$—	$57,000
Income taxes paid	$14,081,000	$12,711,000	$9,198,000	$13,148,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Dover Motorsports, Inc. Spin-off Of Its Gaming Business

References in these footnotes to “the Company,” “Gaming & Entertainment,” “we,” “us,” and “our” mean Dover Downs Gaming & Entertainment, Inc. and its wholly owned subsidiaries.

Dover Motorsports, Inc. (“DVD”), formerly Dover Downs Entertainment, Inc., completed its tax-free spin-off of Dover Downs, Inc., its gaming business, effective March 31, 2002.  To accomplish the spin-off, DVD contributed 100 percent of the issued and outstanding common stock of Dover Downs, Inc. to the Company, and then distributed all of the capital stock of the Company to DVD stockholders. Holders of DVD common stock or Class A common stock received 0.7 shares of Gaming & Entertainment common stock or Class A common stock for each share of DVD common stock or Class A common stock owned at the close of business on March 18, 2002, the record date for the spin-off. Each share of common stock or Class A common stock distributed was accompanied by one stock purchase right. Based on an Internal Revenue Service Private Letter ruling, the spin-off is tax-free to DVD and its stockholders, except for cash received for any fractional shares.

Immediately following the spin-off, DVD owned no shares of the Company, and Gaming & Entertainment became an independent public company.  A total of 9,998,976 shares of Gaming & Entertainment common stock and 16,638,359 shares of Gaming & Entertainment Class A common stock were distributed in connection with the spin-off.  Also as part of the spin-off, a $9.5 million payable to DVD was cancelled.

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

The Employee Benefits Agreement provides for the transition from employee benefits under plans or programs sponsored by DVD to those sponsored by the Company.  In connection with the spin-off and pursuant to the terms of the Employee Benefits Agreement, DVD arranged for the transfer of the assets and liabilities associated with DVD’s defined-benefit pension plan and the 401(k) plan sponsored by DVD with respect to employees who became employees of the Company (or remain employed by Dover Downs, Inc.) after the spin-off to the Company.

The Transition Support Services Agreement provides for each of the Company and DVD to provide each other with certain administrative and operational services.  The party receiving the services is required to pay for them within 30 business days after receipt of an invoice at rates agreed upon by the Company and DVD.  Each party will provide these services until terminated by the party receiving the service or by the party providing the service after the expiration of a one-year transition period.  Refer to NOTE 10 — Related Party Transactions for further discussion.

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

•                  continues to have the sole and exclusive responsibility for the preparation and filing of consolidated federal and consolidated state income tax returns; and

•                  subject to the right and authority of the Company to direct DVD in the defense or prosecution of the portion of a tax contest directly and exclusively related to any Gaming & Entertainment tax adjustment, generally has the powers, in DVD’s sole discretion, to contest or compromise any claim or refund on the Company’s behalf.

NOTE 2—Business Operations

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots – an 80,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel and Conference Center – featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and the Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races.  These facilities are located in close proximity to the major metropolitan areas of Philadelphia, Baltimore and Washington, D.C.

Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness horse racing operations in 1969.  As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of Dover Downs Entertainment, Inc., and transferred all of the motorsports operations to Dover International Speedway, Inc.  Consequently, Dover Downs, Inc. became the operating entity for all of Dover Downs Entertainment, Inc.’s gaming operations.  Gaming & Entertainment was incorporated in the State of Delaware in December 2001 in connection with the aforementioned spin-off from Dover Downs Entertainment, Inc.

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

Due to the nature of the Company’s business activities, it is subject to various federal, state and local regulations.  Refer to NOTE 11 — Commitments and Contingencies.

NOTE 3—Summary of Significant Accounting Policies

Basis of consolidation and presentation—The consolidated financial statements include the accounts of Gaming & Entertainment and its wholly owned subsidiaries. The consolidated financial statements for periods prior to the effective date of the spin-off have been prepared on the historical cost basis and present the Company’s financial position, results of operations and cash flows directly related to DVD’s gaming operations.  Intercompany transactions and balances have been eliminated.

The consolidated financial statements included herein may not necessarily be indicative of the results of operations, financial position and cash flows of Gaming & Entertainment in the future or had it operated as a separate, independent company during the periods presented. The consolidated financial statements included herein for periods prior to the effective date of the spin-off on March 31, 2002 do not reflect any changes in the financing and operations of Gaming & Entertainment that occurred as a result of the spin-off.

Cash and cash equivalents—The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Inventories—Inventories, primarily food and beverage items, are stated at the lower of cost or market with cost being determined on the first-in, first-out (FIFO) basis.

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

Facilities	10-40 years
Furniture, fixtures and equipment	5-10 years

The carrying values of property and equipment are evaluated for impairment based upon expected undiscounted future cash flows.  If events or circumstances indicated that the carrying value of an asset may not be recoverable, an impairment loss would be recognized equal to the difference between the carrying value of the asset and its fair value.

Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the years ended December 31, 2002 and 2001, the six-month period ended December 31, 2000 and the year ended June 30, 2000, the Company incurred $1,254,000, $2,645,000, $209,000 and $377,000 of interest cost, respectively, of which $351,000, $1,580,000, $200,000 and $161,000, respectively, was capitalized.

Income taxes—Deferred income taxes are provided in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 109, Accounting for Income Taxes, on all differences between the tax bases of assets and liabilities and their reported amounts in the financial statements based upon enacted statutory tax rates in effect at the balance sheet date.

Revenue and expense recognition—Gaming revenues represent the net win from video lottery (slot) machine wins and losses and commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.

For the video lottery operations, which account for more than 85% of gross revenues for all periods presented, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in the Company’s financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the video lottery operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the video lottery machines and associated computer systems, collects the amount allocable to purses for harness horse racing, and remits the remainder to the Company as its commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State’s share of the winnings, (ii) for remittance to the providers of the video lottery machines and associated computer systems, and (iii) for harness horse racing purses. The Company recognizes revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms and food and beverage sales are recognized at the time the service is provided.

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

Advertising costs—The cost of general advertising is charged to operations as incurred.

Preopening (start-up) costs—Preopening costs represent primarily the direct salaries and other operating costs incurred by the Company prior to opening the Dover Downs Hotel and Conference Center. The Company accounts for these start-up activities under provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires the cost of start-up activities to be expensed as incurred.

Earnings per share-Basic and diluted earnings per share (“EPS”) are calculated in accordance with FASB Statement No. 128, Earnings Per Share.  The number of weighted average shares used in computing basic and diluted EPS are as follows:

	Years ended December 31,		Six months ended Dec. 31, 2000	Year Ended June 30, 2000
	2002	2001
Basic EPS	26,643,000	26,569,000	26,510,000	25,537,000
Effect of dilutive options	82,000	208,000	39,000	156,000
Diluted EPS	26,725,000	26,777,000	26,549,000	25,693,000

Options to purchase 243,639 shares of common stock were outstanding as of December 31, 2002, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

Earnings per share amounts and weighted average shares outstanding for periods prior to April 1, 2002, the day after the effective date of the spin-off from DVD, are presented on a pro forma basis to reflect such spin-off.

The pro forma average outstanding common shares and Class A common shares were derived from DVD’s common shares and Class A common shares outstanding for the periods presented using the distribution ratio of 0.7 shares of Gaming & Entertainment common stock and Class A common stock for each share of DVD common stock and Class A common stock, respectively.  Outstanding stock options of Gaming & Entertainment have been calculated assuming the stock options related to each individual who became a Gaming & Entertainment employee or both a DVD and a Gaming & Entertainment employee subsequent to the spin-off were outstanding Gaming & Entertainment options during each period presented.

Accounting for stock options–The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock–Based Compensation.  Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to use the intrinsic value method and based on this method did not record any stock-based compensation expense during the years ended December 31, 2002 and 2001, the six months ended December 31, 2000 and the year ended June 30, 2000.  Refer to NOTE 9 — Stockholders’ Equity for further discussion.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

Year ended Dec. 31, 2002
Net earnings, as reported	$21,442,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(285,000)
Pro forma net earnings	$21,157,000

Net earnings per common share:
Basic – as reported	$0.80
Basic – pro forma	$0.79

Diluted – as reported	$0.80
Diluted – pro forma	$0.79

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments—The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments.  The carrying value of long-term debt at December 31, 2002 approximates its fair value based on the interest rates available on similar borrowings.

Segment information—The Company accounts for its operating segment in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information.  Statement No. 131 establishes guidelines for public companies in determining operating segments based on those used for internal reporting to management.  Based on these guidelines, the Company reports information under a single gaming and entertainment segment.

Reclassifications—Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.  These reclassifications had no effect on net earnings.

Recent accounting pronouncements—In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets.  Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. We adopted the provisions of Statement No. 142 effective January 1, 2002.  Since we do not have any assets that are subject to Statement No. 142, the adoption of this statement did not have an impact on our results of operations, financial position or cash flows.

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

In August 2001, the FASB issued Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.  Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  We adopted the provisions of Statement No. 144 effective January 1, 2002. The adoption of Statement No. 144 did not have a significant impact on our results of operations, financial position or cash flows.

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

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The Company adopted Statement No. 146 in January 2003.  The adoption of Statement No. 146 did not have a significant impact on our results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have applied the disclosure provisions in Statement No. 148 in our 2002 consolidated financial statements and the accompanying notes. The adoption of Statement No. 148 is not expected to have a significant impact on our results of operations, financial position or cash flows because the Company does not expect to adopt the fair value method of accounting.

The EITF was discussing certain topics of issue number 00-22, Accounting for “Points” and Certain Other Time or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, which would cover how point and other loyalty programs should be accounted for. The EITF was considering the issue broadly to include all industries that utilize point and other loyalty programs.  In November 2002, the EITF removed this topic from its agenda due to the initiation of a subsequent FASB project on revenue recognition, which is expected to address similar issues.  The Company will apply the provisions of this project for its points program once the FASB issues a consensus on the topic.  The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points are issued on the basis that they expire after one year if the customer has no video lottery play during that time period.  The Company records the points as an expense when they are redeemed by the customers. The value of all points outstanding as of December 31, 2002 and 2001 was $4,373,000 and $4,232,000, respectively.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and recission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about a guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002.  The adoption of FIN 45 is not expected to have a significant impact on our results of operations, financial position or cash flows and had no impact on our disclosures as of December 31, 2002.

Fiscal year—On January 19, 2001, the Company changed its fiscal year-end from June 30 to December 31. The six-month period ended December 31, 2000 transitions the Company’s reporting period to the new fiscal year-end. Summarized statement of earnings information is as follows:

	Six months ended December 31,		Years ended December 31,
	2000	1999	2000	1999
		(unaudited)	(unaudited)	(unaudited)
Net revenues	$82,752,000	$80,331,000	$166,936,000	$153,141,000
Operating earnings	18,633,000	17,624,000	36,542,000	33,711,000
Income taxes	7,577,000	7,155,000	14,785,000	13,707,000
Net earnings	11,056,000	10,440,000	21,568,000	19,969,000

NOTE 4—Property and Equipment

Property and equipment consists of the following as of December 31:

	2002	2001
Land	$1,842,000	$1,233,000
Casino facility	28,011,000	27,995,000
Hotel facility	65,888,000	—
Harness racing facilities	8,025,000	7,995,000
General facilities	12,186,000	10,047,000
Furniture, fixtures and equipment	27,782,000	11,587,000
Construction in progress	843,000	65,144,000
	144,577,000	124,001,000
Less accumulated depreciation	(22,329,000)	(17,229,000)
	$122,248,000	$106,772,000

Depreciation expense was $5,176,000, $2,211,000, $1,037,000 and $1,798,000 for the years ended December 31, 2002 and 2001, the six months ended December 31, 2000, and the year ended June 30, 2000, respectively.

NOTE 5—Accrued Liabilities

Accrued liabilities consists of the following as of December 31:

	2002	2001
Payroll and related items	$1,498,000	$1,018,000
Win due to Delaware State Lottery Office	1,444,000	385,000
Pension cost	1,371,000	—
Management fee	840,000	1,080,000
Other	1,979,000	1,296,000
	$7,132,000	$3,779,000

NOTE 6—Indebtedness

The Company has a $55,000,000 credit facility, as amended, that expires on December 31, 2004.  $45 million of the facility was used to pay down amounts outstanding under the prior DVD credit facilities on April 1, 2002 in connection with our spin-off from DVD.  Interest is based, at the Company’s option, upon (i) LIBOR plus 0.75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) minus 1%.  The terms of the credit facility contain, among others, minimum net worth, interest coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operation would impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes. At December 31, 2002, the Company was in compliance with all terms of the facility and there was $40,890,000 outstanding at a weighted average interest rate of 2.51%.  After consideration of stand by letters of credit outstanding, $14,010,000 was available pursuant to the facility.  Effective December 31, 2003, the terms of the credit facility reduce the facility to $45,000,000.

NOTE 7—Income Taxes

The current and deferred income tax provisions (benefit) are as follows:

	Years ended December 31,		Six months ended December 31, 2000	Year ended June 30, 2000
	2002	2001
Current:
Federal	$9,491,000	$11,432,000	$5,880,000	$11,046,000
State	2,592,000	3,100,000	1,601,000	3,008,000
	12,083,000	14,532,000	7,481,000	14,054,000
Deferred:
Federal	2,066,000	(52,000)	76,000	246,000
State	576,000	19,000	20,000	66,000
	2,642,000	(33,000)	96,000	312,000
Total income taxes	$14,725,000	$14,499,000	$7,577,000	$14,366,000

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment. The Company believes that it is more likely than not that the deferred tax assets will be realized based upon reversals of existing taxable temporary differences and future income.

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,		Six months ended December 31, 2000	Year ended June 30, 2000
	2002	2001
Federal tax at statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.7%	5.7%	5.7%	5.7%
Effective income tax rate	40.7%	40.7%	40.7%	40.7%

Prior to the spin-off, the Company was included as part of DVD’s consolidated federal income tax return; however, the income tax expense presented in the Consolidated Financial Statements has been computed on a separate return basis.  During the third quarter of 2002, pursuant to the Tax Sharing Agreement (see below), the Company paid DVD $2.7 million for its portion of DVD’s 2002 consolidated federal income tax liability.  Since the spin-off of the Company from DVD was effective on March 31, 2002, DVD’s 2002 federal income tax return will include the operations of the Company for the first quarter of the year.

The Company and DVD have entered into a tax-sharing agreement to reflect each company’s rights and obligations relating to payments and refunds of taxes that are attributable to periods beginning before and including the date of the spin-off described in NOTE 1-Dover Motorsports, Inc. Spin-off Of Its Gaming Business. The agreement provides for payments between the companies to reflect tax liabilities that may arise before, after and because of the spin-off.

NOTE 8—Pension Plan

Prior to the spin-off from DVD, the Company’s employees participated in DVD’s noncontributory, tax qualified defined-benefit pension plan.  Effective April 1, 2002, the Company established the Dover Downs Gaming & Entertainment, Inc. defined-benefit pension plan.  Pursuant to the terms of the Employee Benefits Agreement, DVD arranged for the transfer of the assets and liabilities associated with the defined-benefit pension plan sponsored by DVD with respect to employees who are now Gaming & Entertainment employees to Gaming & Entertainment.  Benefits provided by the Gaming & Entertainment Pension Plan are based on years of service and employees’ remuneration over their term of employment.  Pension costs are funded in accordance with the provisions of the Internal Revenue Code. The Company also maintains a nonqualified, noncontributory defined-benefit pension plan for certain employees to restore pension benefits reduced by federal income tax regulations. The cost associated with the plan is determined using the same actuarial methods and assumptions as those used for the qualified pension plan.

The following table sets forth the plans’ funded status and amounts recognized in the Company’s consolidated balance sheet as of December 31, 2002:

Change in benefit obligation:
Benefit obligation at beginning of period	$—
Service cost	429,000
Interest cost	132,000
Transfer from DVD Plan	2,546,000
Actuarial loss	308,000
Benefit obligation at end of period	3,415,000

Change in plan assets:
Fair value of plan assets at beginning of period	—
Actual loss on plan assets	(127,000)
Transfer from DVD Plan	958,000
Employer contribution	250,000
Fair value of plan assets at end of period	1,081,000

Unfunded status	(2,334,000)
Unrecognized net loss	1,177,000
Unrecognized prior service cost	86,000
Net amount recognized	$(1,071,000)

At December 31, 2002, the assets of the plans were invested 39% in equity funds, 21% in intermediate bond funds and the remainder in money market funds.  The discount rate, assumed rate of compensation increase and expected long–term rate of return on assets for the year ended December 31, 2002 was 6.5%, 5.0% and 9.0%, respectively.

The components of net periodic pension cost for the year ended December 31, 2002 are as follows:

Service cost	$429,000
Interest cost	132,000
Expected return on plan assets	(63,000)
Recognized net actuarial loss	28,000
Amortization of prior service cost	6,000
$532,000

Prior to the effective date of the spin-off from DVD, net periodic pension expense was allocated to the Company.  The amounts allocated were $502,000, $143,000 and $286,000 during the year ended December 31, 2001, the six-month period ended December 31, 2000 and the year ended June 30, 2000, respectively.

The following table presents the amounts recognized in the Company’s consolidated balance sheet as of December 31, 2002:

Accrued benefit cost	$(1,371,000)
Intangible asset	85,000
Deferred income taxes	88,000
Accumulated other comprehensive loss	127,000
$(1,071,000)

A minimum pension liability is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities.  The accumulated benefit obligation for the pension plans was $2,453,000 at December 31, 2002.

Pursuant to the terms of the Employee Benefits Agreement, DVD arranged for the transfer of the assets and liabilities associated with the 401(k) plan sponsored by DVD with respect to employees who are now Gaming & Entertainment employees to Gaming & Entertainment. Effective January 1, 2003, the Company maintains its own defined contribution 401(k) plan which permits participation by substantially all employees. Prior to January 1, 2003, the Company participated in DVD’s 401(k) plan.

NOTE 9—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share data):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulate Other Comprehensive Loss	DVD Equity Investment
Balance at June 30, 1999	$—	$—	$—	$—	$—	$49,550
Net earnings	—	—	—	—	—	20,952
Balance at June 30, 2000	—	—	—	—	—	70,502
Net earnings (six months)	—	—	—	—	—	11,056
Balance at Dec. 31, 2000	—	—	—	—	—	81,558
Net earnings	—	—	—	—	—	21,095
Balance at Dec. 31, 2001	—	—	—	—	—	102,653
Net earnings from January 1, 2002 through March 31, 2002	—	—	—	—	—	5,168
Cancellation of payable to DVD	—	—	—	—	—	9,520
Spin-off transaction	1,000	1,664	114,677	—	—	(117,341)
DVD debt paid down on April 1, 2002	—	—	(45,000)	—	—	—
Net earnings from April 1, 2002 through December 31, 2002	—	—	—	16,274	—	—
Proceeds from stock options exercised	1	—	72	—	—	—
Dividends paid, $.125 per share	—	—	—	(3,333)	—	—
Transfer of pension liability from DVD	—	—	(789)	—	—	—
Minimum pension liability, net of income taxes of $88	—	—	—	—	(127)	—
Conversion of Class A common stock to common stock	49	(49)	—	—	—	—
Balance at Dec. 31, 2002	$1,050	$1,615	$68,960	$12,941	$(127)	$—

Gaming & Entertainment has 125,000,000 shares of authorized capital stock which consists of 74,000,000 shares of common stock, par value $.10 per share; 50,000,000 shares of Class A common stock, par value $.10 per share; and 1,000,000 shares of Preferred Stock, par value $.10 per share.

The holders of common stock are entitled to one vote per share and the holders of our Class A common stock are entitled to 10 votes per share.  There is no cumulative voting.  Shares of Class A common stock are convertible at any time into our shares of common stock on a one-for-one basis at the option of the stockholder. Subject to rights of any preferred stockholder, holders of our common stock and Class A common stock are entitled to receive on a pro rata basis such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available for that purpose. At the discretion of the Board of Directors, it may pay to the holders of common stock a cash dividend greater than the dividend, if any, paid to the holders of Class A common stock.

The Company adopted a stockholder rights plan in 2002 prior to the effective date of the spin-off. The rights are attached to and trade in tandem with our common stock and Class A common stock. Each right entitles the registered holder to purchase from the Company one share of common stock at a purchase price of $200 per share. The rights, unless earlier redeemed by our Board of Directors, will detach and trade separately from our common stock upon the occurrence of certain events such as the unsolicited acquisition by a third party of beneficial ownership of 10% or more of our outstanding combined common stock and Class A common stock or the announcement by a third party of the intent to commence a tender or exchange offer for 10% or more of our outstanding combined common stock and Class A common stock. After the rights have detached, the holders of such rights would generally have the ability to purchase such number of either shares of our common stock or stock of an acquirer of the Company having a market value equal to twice the exercise price of the right being exercised, thereby causing substantial dilution to a person or group of persons attempting to acquire control of the Company. The rights may serve as a significant deterrent to unsolicited attempts to acquire control of Gaming & Entertainment, including transactions involving a premium to the market price of our stock.  The rights expire on January 1, 2012, unless earlier redeemed.

On January 29, 2003, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $.05 per share.  The dividend was paid on March 10, 2003 to shareholders of record at the close of business on February 10, 2003.

On October 23, 2002, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.

Prior to the effective date of the spin-off, certain Gaming & Entertainment employees participated in the DVD stock option plan.  In conjunction with the spin-off, Gaming & Entertainment adopted a stock option plan pursuant to which the Company’s Board of Directors may grant up to 1,500,000 stock options to officers, key employees and directors at not less than 100% of the fair market value at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  Following the spin-off, outstanding stock option grants under the DVD plan held by Gaming & Entertainment employees were replaced with Gaming & Entertainment stock option grants.  The Gaming & Entertainment grants had the same relative ratio of the exercise price to market value and the same vesting provisions, option periods and other applicable terms and conditions as the DVD stock option grants being replaced.

The Company applies APB Opinion No. 25 and related interpretations, as permitted by Statement No. 123, in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan. For disclosure purposes, the Company determined compensation cost for its stock options based upon the fair value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

2002
Risk-free interest rate	4.68%
Volatility	45%
Expected dividend yield	1.10%
Expected life (in years)	6.25

The weighted-average fair value of options granted during the year ended December 31, 2002 was $4.33.

Option activity was as follows:

December 31, 2002
Number of options:
Outstanding at beginning of period	—
Spin-off issuances	393,446
Granted	277,000
Exercised	(10,781)
Expired	(47,505)
Outstanding at end of period	612,160

At period end:
Options available for grant	877,059

Weighted average exercise price:
Options granted	$12.05
Options exercised	$6.74

The following table summarizes information about the stock options outstanding under the Company’s option plan as of December 31, 2002:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$ 6.74-$ 9.72	294,454	$8.48	4.1yrs	142,638	$7.71
$11.16-$13.31	317,706	$11.55	6.8yrs	30,453	$11.34
$ 6.74-$13.31	612,160	$10.27		173,091	$8.35

NOTE 10—Related Party Transactions

During the years ended December 31, 2002 and 2001, the six months ended December 31, 2000 and the year ended June 30, 2000, Gaming & Entertainment allocated corporate costs of $495,000, $2,307,000, $828,000 and $1,640,000, respectively, to DVD.  As of December 31, 2002, Gaming & Entertainment’s consolidated balance sheet includes a $793,000 receivable from DVD for the aforementioned costs and for other payments made by the Company on DVD’s behalf.  The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

During the third quarter of 2002, pursuant to the Tax Sharing Agreement, the Company paid DVD $2.7 million for its portion of DVD’s consolidated federal income tax liability for 2002.  Since the spin-off of the Company from DVD was effective on March 31, 2002, DVD’s 2002 federal income tax return will include the operations of the Company for the first quarter of the year.

Our use of DVD’s 5/8-mile harness racing track is under an easement granted by DVD which does not require the payment of any rent. Under the terms of the easement Gaming & Entertainment has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The harness track is located on property owned by DVD and is on the inside of DVD’s motorsports superspeedway.  Our indoor grandstands are used by DVD at no charge in connection with its motorsports events. DVD also leases its principal executive office space from us. Various easements and agreements relative to access, utilities and parking have also been entered into between DVD and the Company.

In conjunction with the spin-off, the Company and DVD entered into various agreements that address the allocation of assets and liabilities between the two companies and that define the companies’ relationship after the separation.  The Transition Support Services Agreement provides for each of DVD and the Company to provide each other with certain administrative and operational services subsequent to the spin-off.   The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off.  Refer to NOTE 1—Dover Motorsports, Inc. Spin-off Of Its Gaming Business for further discussion.

The Company purchased administrative services from Rollins Truck Leasing Corp. and affiliated companies (“RTLC”), which were related to Gaming & Entertainment through common ownership, during the year ended December 31, 2001, the six-month period ended December 31, 2000 and the year ended June 30, 2000. The total cost of these services, which have been included in general and administrative expenses in the Consolidated Statement of Earnings, was $71,000, $233,000 and $420,000, respectively. RTLC ceased to provide these services effective in April 2001.

NOTE 11—Commitments and Contingencies

The State of Delaware has enacted a ban on smoking in all indoor public facilities with certain minor exceptions such as fire halls and fraternal organization premises where fundraising takes place.  The ban became effective November 27, 2002.  The new law prohibits smoking inside the Company’s casino, hotel and conference center, restaurants, harness track indoor grandstands and simulcasting facilities, provided that smoking will be permitted in up to 25% of the rooms in the hotel.  Prior to the ban becoming effective, a significant amount of our revenues were from slot machines in smoking areas.  Through November 2002, slot win grew each month at an average rate of 12.7%.  In the month of December 2002, our revenues decreased 13.1% as compared to the same period last year.  We continue to pursue legislative and administrative avenues of relief from the new law.  If the smoking ban continues in its current form and if a significant number of our smoking patrons choose to discontinue or shorten their visits as a result of an indoor smoking ban and cannot be replaced with other patrons, the Company’s revenues, earnings and cash flows will continue to be negatively impacted.

In May 1995, Dover Downs, Inc., a subsidiary of the Company, entered into a long-term management agreement with Caesars World Gaming Development Corporation (“Caesars”). Caesars acts as our agent to manage our video lottery casino. Caesars has been properly licensed by the Delaware State Lottery Office to perform these functions. Effective January 1, 2001, the Company and Caesars amended the casino management agreement to decrease the percentage management fee paid to Caesars by 20% while modifying the agreement to cover all 2,000 video lottery machines currently in operation for the remainder of the term that expires December 2004. During the six months ended December 31, 2000 and fiscal year 2000, the Company accrued $1,512,000 and $3,148,000, respectively, that Caesars claimed were due as a result of casino expansions, but which the Company disputed. As a result of the amendment to the management agreement, the Company and Caesars settled the dispute, and the Company reversed a portion of the prior accruals for management fees which resulted in a $2,475,000 reduction to operating expenses in December 2000. Caesars’ performance-based fees were $7,440,000 and $7,498,000 for the years ended December 31, 2002 and 2001, $2,468,000 for the six months ended December 31, 2000 and $6,383,000 in fiscal 2000. Amounts owed to Caesars at December 31, 2002 and 2001 totaled $840,000 and $1,080,000, respectively, and are included in accrued liabilities.

NOTE 12—Quarterly Results (unaudited)

	March 31	June 30	September 30	December 31
Year Ended December 31, 2002
Net revenues	$49,780,000	$52,970,000	$56,123,000	$47,602,000
Operating earnings	8,710,000	9,934,000	10,960,000	7,466,000
Net earnings	5,168,000	5,703,000	6,333,000	4,238,000

Earnings per share-basic	$0.19	$0.21	$0.24	$0.16
Earnings per share diluted	$0.19	$0.21	$0.24	$0.16

Year Ended December 31, 2001
Net revenues	$44,908,000	$44,687,000	$47,983,000	$43,715,000
Operating earnings	9,788,000	9,122,000	9,453,000	8,251,000
Net earnings	5,729,000	5,414,000	5,298,000	4,654,000

Earnings per share-basic	$0.22	$0.20	$0.20	$0.17
Earnings per share diluted	$0.21	$0.20	$0.20	$0.17

Earnings per share amounts for periods prior to April 1, 2002, the day after the effective date of the spin-off from DVD, are presented on a pro forma basis to reflect such spin-off.