Form 10-Q
period 2003-03-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2003-05-12
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

As of April 30, 2003, the number of shares of each class of the Registrant’s common stock outstanding is as follows:

Common Stock -	10,382,812 shares
Class A Common Stock -	16,145,059 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Gaming	$41,557	$47,138
Other operating	6,798	4,572
Gross revenues	48,355	51,710
Less – promotional allowances	4,156	1,930
	44,199	49,780

Expenses:
Gaming	32,521	36,135
Other operating	2,254	2,934
Depreciation	1,502	904
General and administrative	954	1,097
	37,231	41,070

Operating earnings	6,968	8,710

Interest expense	214	—

Earnings before income taxes	6,754	8,710

Income taxes	2,747	3,542

Net earnings	$4,007	$5,168

Earnings per common share (Note 3):
Basic	$0.15	$0.19
Diluted	$0.15	$0.19

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

	(Unaudited) March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$12,247	$10,874
Accounts receivable	2,186	1,105
Due from State of Delaware	4,122	9,624
Inventories	1,177	1,154
Prepaid expenses and other	839	1,462
Receivable from Dover Motorsports, Inc.	1,490	793
Income taxes receivable	—	859
Deferred income taxes	543	539
Total current assets	22,604	26,410

Property and equipment, net	121,638	122,248
Total assets	$144,242	$148,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,497	$2,364
Purses due horsemen	4,744	9,666
Accrued liabilities	5,555	7,132
Income taxes payable	2,383	—
Deferred revenue	189	131
Total current liabilities	16,368	19,293

Notes payable to banks	37,700	40,890
Deferred income taxes	4,232	4,036

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; issued and outstanding: March 31, 2003-10,382,812 shares; December 31, 2002-10,503,057 shares	1,038	1,050
Class A common stock, $.10 par value; 50,000,000 shares authorized; issued and outstanding: March 31, 2003-16,145,059 shares; December 31, 2002-16,145,059 shares	1,615	1,615
Additional paid-in capital	67,798	68,960
Retained earnings	15,618	12,941
Accumulated other comprehensive loss	(127)	(127)
Total stockholders’ equity	85,942	84,439
Total liabilities and stockholders’ equity	$144,242	$148,658

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$4,007	$5,168
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,502	904
Deferred income taxes	192	166
Changes in assets and liabilities:
Accounts receivable	(1,081)	401
Due from State of Delaware	5,502	4,084
Inventories	(23)	(412)
Prepaid expenses and other	623	1,075
Receivable from Dover Motorsports, Inc.	(697)	—
Accounts payable	1,133	(2,772)
Purses due horsemen	(4,922)	(4,797)
Accrued liabilities	(1,577)	1,747
Income taxes receivable/payable	3,242	2,243
Deferred revenue	58	10
Net cash provided by operating activities	7,959	7,817

Cash flows from investing activities:
Capital expenditures	(892)	(10,103)
Net cash used in investing activities	(892)	(10,103)

Cash flows from financing activities:
Borrowings from revolving debt	33,550	—
Repayments of revolving debt	(36,740)	—
Dividends paid	(1,330)	—
Repurchase of common stock	(1,174)	—
Change in payable to/receivable from Dover Motorsports, Inc.	—	1,730
Net cash (used in) provided by financing activities	(5,694)	1,730

Net increase (decrease) in cash and cash equivalents	1,373	(556)
Cash and cash equivalents, beginning of period	10,874	12,166
Cash and cash equivalents, end of period	$12,247	$11,610

Supplemental information:
Interest paid	$246	$—
Income taxes paid	$—	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “the Company,” “Gaming & Entertainment,” “we,” “us,” and “our” mean Dover Downs Gaming & Entertainment, Inc. and its wholly owned subsidiaries.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America, but do not include all of the information and disclosures required for audited financial statements.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 13, 2003.  In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - Business Operations

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

Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness horse racing operations in 1969.  As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) (“DVD”), and transferred all of the motorsports operations to Dover International Speedway, Inc.  Consequently, Dover Downs, Inc. became the operating entity for all of DVD’s gaming operations.  Gaming & Entertainment was incorporated in the State of Delaware in December 2001 in connection with its spin-off from DVD which was effective March 31, 2002.

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

NOTE 3 - Summary of Significant Accounting Policies

Basis of consolidation—The consolidated financial statements include the accounts of Gaming & Entertainment and its wholly owned subsidiaries.  Intercompany transactions and balances have been eliminated.  The consolidated financial statements for periods prior to the effective date of the spin-off have been prepared on the historical cost basis and present the Company’s results of operations and cash flows directly related to DVD’s gaming operations.

The consolidated financial statements included herein may not necessarily be indicative of the results of operations, financial position and cash flows of Gaming & Entertainment in the future or had it operated as a separate, independent company for periods prior to the effective date of the spin-off.  The consolidated financial statements included herein for periods prior to the effective date of the spin-off on March 31, 2002 do not reflect any changes in the financing and operations of Gaming & Entertainment that occurred as a result of the spin-off.

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the three months ended March 31, 2003, the Company incurred $214,000 of interest, none of which was capitalized.  During the three months ended March 31, 2002, the Company incurred and capitalized $351,000 of interest.

Revenue and expense recognition—Gaming revenues represent the net win from video lottery (slot) machine wins and losses and commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.

For the video lottery operations, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in the Company’s financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the video lottery operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the video lottery machines and associated computer systems, collects the amount allocable to purses for harness horse racing, and remits the remainder to the Company as its commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State’s share of the winnings, (ii) for remittance to the providers of the video lottery machines and associated computer systems, and (iii) for harness horse racing purses. The Company recognizes revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms and food and beverage sales are recognized at the time the service is provided.

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

Earnings per share-Basic and diluted earnings per share (“EPS”) are calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share.  Weighted average shares used in computing basic and diluted EPS are as follows:

	Three months ended March 31,
	2003	2002
Basic EPS	26,579,000	26,637,000
Effect of dilutive options	26,000	132,000
Diluted EPS	26,605,000	26,769,000

Options to purchase 676,000 shares of common stock were outstanding as of March 31, 2003, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.

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

Accounting for stock options—The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to use the intrinsic value method and based on this method did not record any stock-based compensation expense during the three months ended March 31, 2003 and 2002.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

Three months ended March 31, 2003
Net earnings, as reported	$4,007,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(144,000)
Pro forma net earnings	$3,863,000

Net earnings per common share:
Basic – as reported	$0.15
Basic – pro forma	$0.15

Diluted – as reported	$0.15
Diluted – pro forma	$0.15

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

Recent accounting pronouncements—In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.  Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized.  We adopted the provisions of Statement No. 143 on January 1, 2003.  The adoption of Statement No. 143 did not have an impact on our results of operations, financial position or cash flows.

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, amended Statement No. 4, and is no longer necessary because Statement 4 has been rescinded. Statement No. 145 amends Statement No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  Certain provisions of Statement No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002.  The adoption of Statement No. 145 did not have a significant impact on our results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  We have applied the disclosure provisions of Statement No. 148 in our consolidated financial statements and the accompanying notes.  The adoption of Statement No. 148 did not have an impact on our results of operations, financial position or cash flows because the Company did not adopt the fair value method of accounting.

The Emerging Issues Task Force (“EITF”) was discussing certain topics of issue number 00-22, Accounting for “Points” and Certain Other Time or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, which would cover how point and other loyalty programs should be accounted for. The EITF was considering the issue broadly to include all industries that utilize point and other loyalty programs.  In November 2002, the EITF removed this topic from its agenda due to the initiation of a subsequent FASB project on revenue recognition, which is expected to address similar issues.  The Company will apply the provisions of this project for its points program once the FASB issues a consensus on the topic.  The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points are issued on the basis that they expire after one year if the customer has no video lottery play during that time period.  The Company records the points as an expense when they are redeemed by the customers. The value of all points outstanding as of March 31, 2003 and December 31, 2002 was $4,330,000 and $4,373,000, respectively.

In November 2002, the EITF reached a consensus on issue number 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. This consensus addresses the accounting issues pertaining to consideration received from a vendor, and is applicable for new arrangements or modification of existing arrangements entered into after December 31, 2002.  The adoption of EITF issue number 02-16 did not have an impact on our results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and Recission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about a guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002.  The adoption of FIN 45 did not have a significant impact on our results of operations, financial position or cash flows.

NOTE 4 – Indebtedness

The Company has a $55,000,000 credit facility, as amended, that expires on December 31, 2004.  Interest is based, at the Company’s option, upon (i) LIBOR plus 0.75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) minus 1%.  The terms of the credit facility contain, among others, minimum net worth, interest coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operation would impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes. At March 31, 2003, the Company was in compliance with all terms of the facility and there was $37,700,000 outstanding at a weighted average interest rate of 2.17%.  After consideration of stand by letters of credit outstanding, $17,200,000 was available pursuant to the facility.  Effective December 31, 2003, the terms of the credit facility reduce it to $45,000,000.

NOTE 5 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at Dec. 31, 2002	$1,050,000	$1,615,000	$68,960,000	$12,941,000	$(127,000)
Net earnings	—	—	—	4,007,000	—
Dividends paid, $0.05 per share	—	—	—	(1,330,000)	—
Repurchase and retirement of common stock	(12,000)	—	(1,162,000)	—	—
Balance at March 31, 2003	$1,038,000	$1,615,000	$67,798,000	$15,618,000	$(127,000)

On April 23, 2003, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $0.05 per share.  The dividend will be payable on June 10, 2003 to shareholders of record at the close of business on May 10, 2003.

On October 23, 2002, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.   During the three months ended March 31, 2003, the Company purchased and retired 120,245 shares of its outstanding common stock.

Gaming & Entertainment has a stock option plan pursuant to which the Company’s Board of Directors may grant up to 1,500,000 stock options to officers, key employees and directors at not less than 100% of the fair market value at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  As of March 31, 2003, there were 530,554 stock options available for grant.

NOTE 6 - Related Party Transactions

In conjunction with the Company’s spin-off from DVD, the two companies entered into various agreements that address the allocation of assets and liabilities between the companies and that define the companies’ relationship after the separation.  These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement, and the Tax Sharing Agreement.  The companies have several common directors and officers.

The Agreement Regarding Distribution and Plan of Reorganization set forth the principal corporate transactions required to effect the spin-off including the allocation between the Company and DVD of certain assets and liabilities such that all assets and liabilities relating to the gaming business are owned and assumed by the Company or its subsidiaries, and all assets and liabilities relating to the motorsports business are owned and assumed by DVD or its subsidiaries.

The Real Property Agreement governs certain real property transfers, leases and easements affecting the Company’s Dover, Delaware facility.  The Employee Benefits Agreement provided for the transfer of Company employees from employee benefits under plans or programs sponsored by DVD to those sponsored by the Company.  The Transition Support Services Agreement provides for each of the Company and DVD to provide each other with certain administrative and operational services and may be terminated by the party receiving the service or by the party providing the service after April 1, 2003.  The Tax Sharing Agreement provides for the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off.

During the three months ended March 31, 2003 and 2002, Gaming & Entertainment allocated corporate costs of $421,000 and $164,000, respectively, to DVD.  As of March 31, 2003, Gaming & Entertainment’s consolidated balance sheet includes a $1,490,000 receivable from DVD for the aforementioned costs and for other payments made by the Company on DVD’s behalf which the Company anticipates being repaid by the end of the second quarter of 2003.  The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

The Company’s use of DVD’s 5/8-mile harness racing track is under an easement granted to the Company by DVD which does not require the payment of any rent. Under the terms of the easement the Company has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by DVD and is on the inside of DVD’s motorsports superspeedway.  The Company’s indoor grandstands are used by DVD at no charge in connection with its motorsports events.  DVD also leases its principal executive office space from the Company.  Various easements and agreements relative to access, utilities and parking have also been entered into between DVD and the Company relative to their respective Dover, Delaware facilities.

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

For the video lottery operations, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in the Company’s financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the video lottery operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the video lottery machines and associated computer systems, collects the amount allocable to purses for harness horse racing, and remits the remainder to the Company as its commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the video lottery machines and associated computer systems, and (iii) for harness horse racing purses. The Company recognizes revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms and food and beverage sales are recognized at the time the service is provided.

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

Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

Gaming revenue decreased by $5,581,000, or 11.8%, to $41,557,000, primarily the result of the enactment of the Delaware Clean Indoor Air Act on November 27, 2002, and to a lesser extent from severe weather in February and the current weak state of the economy.  The act prohibits smoking in virtually all indoor public places in Delaware, including the Company’s casino, hotel and conference center, restaurants, harness track indoor grandstands and simulcasting facilities, provided that smoking is permitted in up to 25% of the rooms in the hotel.  Prior to the effective date of the act, we derived significant revenues from designated smoking areas.  Through November 2002, slot win grew each month at an average rate of 12.7%.  If the smoking ban continues in its current form and if a significant number of our smoking patrons choose to discontinue or shorten their visits as a result of the indoor smoking ban and they cannot be replaced with other patrons, the Company’s revenues, earnings and cash flows will continue to be negatively impacted.

Other operating revenues increased by $2,226,000, or 48.7%, to $6,798,000, primarily due to higher occupancy levels at the Dover Downs Hotel and Conference Center and the result of the hotel being open for the entire first quarter of 2003 compared with only a portion of the first quarter of 2002.  The hotel opened with approximately 100 rooms on February 15, 2002 and added rooms throughout the quarter with the entire 232-room facility opened as of April 6, 2002.

The increase in promotional allowances is primarily due to the Dover Downs Hotel and Conference Center being open for the entire first quarter of 2003 compared with only a portion of the first quarter of 2002.

Gaming expenses decreased by $3,614,000, or 10.0%, reflecting the lower gaming revenues. Amounts retained by the State of Delaware and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems decreased by $2,353,000 and $164,000, respectively.  Amounts allocated from the video lottery operation for harness horse racing purses decreased from $5,330,000 in the first quarter of 2002 to $4,650,000 in the first quarter of 2003.  The remainder of the decrease in gaming expenses resulted from cost cutting measures, including reducing payroll costs by lowering total staff through attrition, implemented to offset the effects of the decrease in gaming revenues.

Other operating expenses decreased by $680,000, primarily the result of a larger interdepartmental allocation to the casino operations for the estimated cost of providing the increased promotional allowances.

Depreciation expense increased by $598,000 primarily due to the Dover Downs Hotel and Conference Center being open for the entire first quarter of 2003 compared with only a portion of the first quarter of 2002.

General and administrative expenses decreased by $143,000 to $954,000 from $1,097,000 in the first quarter of 2002, primarily due to the cost cutting measures discussed above.

Interest expense was $214,000 for the first quarter of 2003, none of which was capitalized.  The Company incurred and capitalized $351,000 of interest related to the construction of major facilities in the first quarter of 2002.  The Company’s average interest rate decreased from 3.88% during the first quarter of 2002 to 2.19% during the first quarter of 2003.

The Company’s effective income tax rate was 40.7% for the three months ended March 31, 2003 and 2002.

Net earnings were $4,007,000 in the first quarter of 2003 as compared to $5,168,000 in the first quarter of 2002.  The decrease of $1,161,000, or 22.5%, was primarily due to lower gaming revenues resulting from the enactment of the Delaware Clean Indoor Air Act, increased depreciation expense from the opening of the Dover Downs Hotel and Conference Center in April 2002, and higher interest expense.

Liquidity and Capital Resources

Net cash provided by operating activities was $7,959,000 for the three months ended March 31, 2003 compared to $7,817,000 for the three months ended March 31, 2002.  The increase was primarily due to the timing of certain income tax payments, offset by the decrease in net earnings.

Net cash used in investing activities was $892,000 for the three months ended March 31, 2003 compared to $10,103,000 for the three months ended March 31, 2002.  The decrease in 2003 as compared with 2002 was primarily due to the completion of construction of the Dover Downs Hotel and Conference Center in April 2002.

Net cash used in financing activities was $5,694,000 for the three months ended March 31, 2003 compared to net cash provided by financing activities of $1,730,000 for the three months ended March 31, 2002.  The change was primarily due to the repayment of outstanding borrowings under our credit facility and the repurchase of 120,245 shares of the Company’s outstanding common stock during the three months ended March 31, 2003.  Additionally, the Company paid $1,330,000 in regular quarterly cash dividends during the three months ended March 31, 2003.

We have a $55,000,000 unsecured revolving line of credit, $45,000,000 of which was used to pay down a portion of the Dover Motorsports, Inc. (“DVD”) credit facility on April 1, 2002 in connection with our spin-off from DVD.  Based on current business trends, we believe that our cash flows from operations and the funds available pursuant to our $55,000,000 revolving credit facility will be sufficient to meet our short and long-term cash needs.  Any significant expansion of our gaming facility that the Company may decide to undertake, any significant acquisitions, or any material adverse change in our operations could cause the need for additional financing.  Effective December 31, 2003, the terms of the credit facility reduce it by $10,000,000 to $45,000,000.

On April 23, 2003, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $0.05 per share.  The dividend will be payable on June 10, 2003 to shareholders of record at the close of business on May 10, 2003.

On October 23, 2002, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.   During the three months ended March 31, 2003, the Company purchased and retired 120,245 shares of its outstanding common stock.

Based on current business conditions, the Company expects to make capital expenditures of approximately $5,000,000-$10,000,000 during 2003.  These projects primarily relate to improvements at our video lottery casino, additional amenities at our luxury hotel and site improvements, such as parking and signage.  The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through 2003, as well as any cash dividends the Board of Directors may declare.  As a result, we would expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

Related Party Transactions

In conjunction with the Company’s spin-off from DVD, the two companies entered into various agreements that address the allocation of assets and liabilities between the companies and that define the companies’ relationship after the separation.  These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement, and the Tax Sharing Agreement.  The companies have several common directors and officers.

The Agreement Regarding Distribution and Plan of Reorganization set forth the principal corporate transactions required to effect the spin-off including the allocation between the Company and DVD of certain assets and liabilities such that all assets and liabilities relating to the gaming business are owned and assumed by the Company or its subsidiaries, and all assets and liabilities relating to the motorsports business are owned and assumed by DVD or its subsidiaries.

The Real Property Agreement governs certain real property transfers, leases and easements affecting the Company’s Dover, Delaware facility.  The Employee Benefits Agreement provided for the transfer of Company employees from employee benefits under plans or programs sponsored by DVD to those sponsored by the Company.  The Transition Support Services Agreement provides for each of the Company and DVD to provide each other with certain administrative and operational services and may be terminated by the party receiving the service or by the party providing the service after April 1, 2003.  The Tax Sharing Agreement provides for the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off.

During the three months ended March 31, 2003 and 2002, Gaming & Entertainment allocated corporate costs of $421,000 and $164,000, respectively, to DVD.  As of March 31, 2003, Gaming & Entertainment’s consolidated balance sheet includes a $1,490,000 receivable from DVD for the aforementioned costs and for other payments made by the Company on DVD’s behalf which the Company anticipates being repaid by the end of the second quarter of 2003.  The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

The Company’s use of DVD’s 5/8-mile harness racing track is under an easement granted to the Company by DVD which does not require the payment of any rent. Under the terms of the easement the Company has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by DVD and is on the inside of DVD’s motorsports superspeedway.  The Company’s indoor grandstands are used by DVD at no charge in connection with its motorsports events.  DVD also leases its principal executive office space from the Company.  Various easements and agreements relative to access, utilities and parking have also been entered into between DVD and the Company relative to their respective Dover, Delaware facilities.

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

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.  Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized.  We adopted the provisions of Statement No. 143 on January 1, 2003.  The adoption of Statement No. 143 did not have an impact on our results of operations, financial position or cash flows.

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, amended Statement No. 4, and is no longer necessary because Statement 4 has been rescinded. Statement No. 145 amends Statement No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  Certain provisions of Statement No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002.  The adoption of Statement No. 145 did not have a significant impact on our results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have applied the disclosure provisions of Statement No. 148 in our consolidated financial statements and the accompanying notes included elsewhere in this report. The adoption of Statement No. 148 did not have an impact on our results of operations, financial position or cash flows because the Company did not adopt the fair value method of accounting.

The Emerging Issues Task Force (“EITF”) was discussing certain topics of issue number 00-22, Accounting for “Points” and Certain Other Time or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, which would cover how point and other loyalty programs should be accounted for. The EITF was considering the issue broadly to include all industries that utilize point and other loyalty programs.  In November 2002, the EITF removed this topic from its agenda due to the initiation of a subsequent FASB project on revenue recognition, which is expected to address similar issues.  The Company will apply the provisions of this project for its points program once the FASB issues a consensus on the topic.  The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points are issued on the basis that they expire after one year if the customer has no video lottery play during that time period.  The Company records the points as an expense when they are redeemed by the customers. The value of all points outstanding as of March 31, 2003 and December 31, 2002 was $4,330,000 and $4,373,000, respectively.

In November 2002, the EITF reached a consensus on issue number 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. This consensus addresses the accounting issues pertaining to consideration received from a vendor, and is applicable for new arrangements or modification of existing arrangements entered into after December 31, 2002.  The adoption of EITF issue number 02-16 did not have an impact on our results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and Recission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about a guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002.  The adoption of FIN 45 did not have a significant impact on our results of operations, financial position or cash flows.

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

The State of Delaware’s Public Smoking Ban Could Continue to Negatively Impact Our Revenues and Earnings

The State of Delaware has enacted a ban on smoking in all indoor public facilities with certain minor exceptions such as fire halls and fraternal organization premises where fundraising takes place.  The ban became effective November 27, 2002.  The new law prohibits smoking inside the Company’s casino, hotel and conference center, restaurants, harness track indoor grandstands and simulcasting facilities, provided that smoking is permitted in up to 25% of the rooms in the hotel.  Recent efforts to seek legislative relief from the law were unsuccessful.  If the smoking ban continues in its current form and if a significant number of our smoking patrons choose to discontinue or shorten their visits as a result of the indoor smoking ban and they cannot be replaced with other patrons, the Company’s revenues, earnings and cash flows will continue to be negatively impacted.

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

Item 3.                                   Quantitative And Qualitative Disclosure About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $37,700,000 at March 31, 2003 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at March 31, 2003 would cause a change in total annual interest costs of $377,000.  The carrying values of these borrowings approximate their fair values at March 31, 2003.

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

(b)         Changes in Internal Controls

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Part II – Other Information

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

None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submission Of Matters To A Vote Of Security Holders

At the Annual Meeting of Stockholders held on April 23, 2003, Henry B. Tippie, R. Randall Rollins and Patrick J. Bagley were re-elected as directors by the Company’s stockholders.  Directors whose terms of office continued after the meeting were Kenneth K. Chalmers, Melvin L. Joseph, Denis McGlynn, Jeffrey W. Rollins and John W. Rollins, Jr.

	Votes For	Votes Against	Votes Abstained	Shares Not Voted
Election of Henry B. Tippie.	165,825,172	—	199,794	11,794,184
Election of R. Randall Rollins	165,756,314	—	268,652	11,794,184
Election of Patrick J. Bagley	165,949,819	—	75,147	11,794,184

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits And Reports On Form 8-K

(a)          Exhibits

99.1                 Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2                   Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

No reports on Form 8-K were filed by Gaming & Entertainment for the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	May 12, 2003	Dover Downs Gaming & Entertainment, Inc.
Registrant

		/s/	Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

		/s/	Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance, Treasurer and Chief Financial Officer

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance, Treasurer and Chief Financial Officer