Form 10-Q
period 2003-06-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2003-08-05
CIK 1162556

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of July 31, 2003, the number of shares of each class of the Registrant’s common stock outstanding is as follows:

Common Stock -	10,337,412 shares
Class A Common Stock -	16,145,059 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Gaming	$44,292	$49,622	$85,849	$96,760
Other operating	8,286	6,628	15,084	11,200
Gross revenues	52,578	56,250	100,933	107,960
Less – promotional allowances	4,536	3,280	8,692	5,210
	48,042	52,970	92,241	102,750

Expenses:
Gaming	35,011	37,556	67,532	73,691
Other operating	2,750	2,857	5,004	5,791
Depreciation	1,523	1,406	3,025	2,310
General and administrative	1,115	1,217	2,069	2,314
	40,399	43,036	77,630	84,106

Operating earnings	7,643	9,934	14,611	18,644

Interest expense	253	322	467	322

Earnings before income taxes	7,390	9,612	14,144	18,322

Income taxes	3,005	3,909	5,752	7,451

Net earnings	$4,385	$5,703	$8,392	$10,871

Net earnings per common share (Note 3):
Basic	$0.17	$0.21	$0.32	$0.41
Diluted	$0.17	$0.21	$0.32	$0.41

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,461	$10,874
Accounts receivable	381	1,105
Due from State of Delaware	4,858	9,624
Inventories	1,353	1,154
Prepaid expenses and other	2,842	1,462
Receivable from Dover Motorsports, Inc.	638	793
Income taxes receivable	96	859
Deferred income taxes	808	539
Total current assets	22,437	26,410

Property and equipment, net	121,211	122,248
Total assets	$143,648	$148,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,842	$2,364
Purses due horsemen	4,851	9,666
Accrued liabilities	3,711	7,132
Deferred revenue	141	131
Total current liabilities	12,545	19,293

Notes payable to banks	37,625	40,890
Deferred income taxes	4,827	4,036

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; issued and outstanding: June 30, 2003-10,337,412 shares; December 31, 2002-10,503,057 shares	1,034	1,050
Class A common stock, $.10 par value; 50,000,000 shares authorized; issued and outstanding: June 30, 2003-16,145,059 shares; December 31, 2002-16,145,059 shares	1,615	1,615
Additional paid-in capital	67,453	68,960
Retained earnings	18,676	12,941
Accumulated other comprehensive loss	(127)	(127)
Total stockholders’ equity	88,651	84,439
Total liabilities and stockholders’ equity	$143,648	$148,658

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$8,392	$10,871
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,025	2,310
Deferred income taxes	522	316
Changes in assets and liabilities:
Accounts receivable	724	451
Due from State of Delaware	4,766	3,425
Inventories	(199)	(231)
Prepaid expenses and other	(1,380)	(16)
Receivable from Dover Motorsports, Inc.	155	—
Accounts payable	1,478	(3,015)
Purses due horsemen	(4,815)	(2,957)
Accrued liabilities	(3,421)	1,336
Income taxes receivable/payable	763	3,902
Deferred revenue	10	51
Net cash provided by operating activities	10,020	16,443

Cash flows from investing activities:
Capital expenditures.	(1,988)	(16,799)
Net cash used in investing activities	(1,988)	(16,799)

Cash flows from financing activities:
Borrowings from revolving debt	77,360	83,178
Repayments of revolving debt	(80,625)	(38,918)
Repayment of debt to Dover Motorsports, Inc.	—	(45,000)
Dividends paid	(2,657)	(1,000)
Repurchase of common stock	(1,523)	—
Proceeds from stock options exercised	—	47
Change in payable to/receivable from Dover Motorsports, Inc.	—	1,730
Net cash (used in) provided by financing activities	(7,445)	37

Net increase (decrease) in cash and cash equivalents	587	(319)
Cash and cash equivalents, beginning of period	10,874	12,166
Cash and cash equivalents, end of period	$11,461	$11,847

Supplemental information:
Interest paid	$555	$71
Income taxes paid	$5,155	$2,100

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America, but do not include all of the information and disclosures required for audited financial statements.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 13, 2003.  In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - Business Operations

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots - an 80,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel and Conference Center - featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and the Dover Downs Raceway - a harness racing track with pari-mutuel wagering on live and simulcast horse races.  These facilities are located in close proximity to the major metropolitan areas of Philadelphia, Baltimore and Washington, D.C.

Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness horse racing operations in 1969.  As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) (“DVD”), and transferred all of the motorsports operations to Dover International Speedway, Inc.  Consequently, Dover Downs, Inc. became the operating entity for all of DVD’s gaming operations.  Dover Downs, Inc. ultimately became a wholly owned subsidiary of Gaming & Entertainment, which was incorporated in the State of Delaware in December 2001 in connection with its spin-off from DVD which was effective March 31, 2002.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the three months ended June 30, 2003 and 2002, the Company incurred $253,000 and $322,000 of interest, respectively, none of which was capitalized.  During the six months ended June 30, 2003, the Company incurred $467,000 of interest, none of which was capitalized.  During the six months ended June 30, 2002, the Company incurred $673,000 of interest of which $351,000 was capitalized.

Revenue and expense recognition—Gaming revenues represent the net win from video lottery (slot) machine wins and losses and commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.

For the video lottery operations, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in the Company’s financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the video lottery operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the video lottery machines and associated computer systems, collects the amount allocable to purses for harness horse racing, and remits the remainder to the Company as its commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State’s share of the winnings, (ii) for remittance to the providers of the video lottery machines and associated computer systems, and (iii) for harness horse racing purses. The Company recognizes revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms, food and beverage sales and other miscellaneous income are recognized at the time the service is provided.

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

Earnings per share-Basic and diluted earnings per share (“EPS”) are calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share.  Weighted average shares used in computing basic and diluted EPS are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic EPS	26,510,000	26,641,000	26,544,000	26,639,000
Effect of dilutive options	25,000	132,000	26,000	132,000
Diluted EPS	26,535,000	26,773,000	26,570,000	26,771,000

For the three and six months ended June 30, 2003, options to purchase 676,210 shares of common stock were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.  For the three and six months ended June 30, 2002, no outstanding options were excluded from the computation.

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

Accounting for stock options—The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to use the intrinsic value method and based on this method did not record any stock-based compensation expense during the three and six-month periods ended June 30, 2003 and 2002.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation, to stock based employee compensation:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net earnings, as reported	$4,385,000	$5,703,000	$8,392,000	$10,871,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(145,000)	(92,000)	(289,000)	(92,000)
Pro forma net earnings	$4,240,000	$5,611,000	$8,103,000	$10,779,000

Net earnings per common share:
Basic – as reported	$0.17	$0.21	$0.32	$0.41
Basic – pro forma	$0.16	$0.21	$0.31	$0.40

Diluted – as reported	$0.17	$0.21	$0.32	$0.41
Diluted – pro forma	$0.16	$0.21	$0.30	$0.40

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

Recent accounting pronouncements—In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  We have included the disclosure requirements of Statement No. 148 in the accompanying notes to our consolidated financial statements.  The adoption of Statement No. 148 did not have an impact on our results of operations, financial position or cash flows because the Company did not adopt the fair value method of accounting.

The Emerging Issues Task Force (“EITF”) was discussing certain topics of issue number 00-22, Accounting for “Points” and Certain Other Time or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, which would cover how point and other loyalty programs should be accounted for. The EITF was considering the issue broadly to include all industries that utilize point and other loyalty programs.  In November 2002, the EITF removed this topic from its agenda due to the initiation of a subsequent FASB project on revenue recognition, which is expected to address similar issues.  The Company will apply the provisions of this project for its points program once the FASB issues a consensus on the topic.  The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points are issued on the basis that they expire after one year if the customer has no video lottery play during that time period.  The Company records the points as an expense when they are redeemed by the customers. The value of all points outstanding as of June 30, 2003 and December 31, 2002 was $4,389,000 and $4,373,000, respectively.

NOTE 4 – Indebtedness

The Company has a $55,000,000 credit facility, as amended, that expires on December 31, 2004.  Interest is based, at the Company’s option, upon (i) LIBOR plus 0.75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) minus 1%.  The terms of the credit facility contain, among others, minimum net worth, interest coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operation could impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes. At June 30, 2003, the Company was in compliance with all terms of the facility and there was $37,625,000 outstanding at a weighted average interest rate of 2.12%.  After consideration of stand by letters of credit outstanding, $17,275,000 was available pursuant to the facility.  Effective December 31, 2003, the terms of the credit facility reduce it to $45,000,000.

NOTE 5 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at Dec. 31, 2002	$1,050,000	$1,615,000	$68,960,000	$12,941,000	$(127,000)
Net earnings	—	—	—	8,392,000	—
Dividends paid, $0.10 per share	—	—	—	(2,657,000)	—
Repurchase and retirement of common stock	(16,000)	—	(1,507,000)	—	—
Balance at June 30, 2003	$1,034,000	$1,615,000	$67,453,000	$18,676,000	$(127,000)

On July 23, 2003, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $0.05 per share.  The dividend will be payable on September 10, 2003 to shareholders of record at the close of business on August 10, 2003.

On October 23, 2002, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.   During the six months ended June 30, 2003, the Company purchased and retired 169,945 shares of its outstanding common stock at an average purchase price of $8.96 per share.

Gaming & Entertainment has a stock option plan pursuant to which the Company’s Board of Directors may grant up to 1,500,000 stock options to officers, key employees and directors at not less than 100% of the fair market value at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  As of June 30, 2003, there were 578,059 stock options available for grant.

NOTE 6 - Related Party Transactions

In conjunction with the Company’s spin-off from DVD, the two companies entered into various agreements that addressed the allocation of assets and liabilities between the companies and that define the companies’ relationship after the separation.  These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement and the Tax Sharing Agreement.  The companies have several common directors and officers.

The Agreement Regarding Distribution and Plan of Reorganization sets forth the principal corporate transactions required to effect the spin-off including the allocation between the Company and DVD of certain assets and liabilities such that all assets and liabilities relating to the gaming business are owned and assumed by the Company or its subsidiaries, and all assets and liabilities relating to the motorsports business are owned and assumed by DVD or its subsidiaries.

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

During the three and six months ended June 30, 2003 and 2002, Gaming & Entertainment allocated corporate costs of $441,000 and $862,000, and $265,000 and $429,000, respectively, to DVD.  The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs.  In connection with DVD’s June 2003 NASCAR event weekend, Gaming & Entertainment provided certain catering services for which DVD was invoiced $343,000.  Additionally, DVD invoiced Gaming & Entertainment $115,000 for tickets purchased to the event.  As of June 30, 2003, Gaming & Entertainment’s consolidated balance sheet includes a $638,000 receivable from DVD for the aforementioned costs and for other payments made by the Company on DVD’s behalf for which the Company anticipates being repaid by the end of the third quarter of 2003. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002

Gaming revenue decreased by $5,330,000, or 10.7%, to $44,292,000, primarily the result of the enactment of the Delaware Clean Indoor Air Act (the “Act”) on November 27, 2002.  The Act prohibits smoking in virtually all indoor public places in Delaware, including the Company’s casino, hotel and conference center, restaurants, harness track indoor grandstands and simulcasting facilities, provided that smoking is permitted in up to 25% of the rooms in the hotel.  Prior to the effective date of the act, we derived significant revenues from designated smoking areas.  Through the first eleven months of 2002, slot win grew each month at an average rate of 12.7% as compared to the same period in the prior year.  In the seven months since enactment of the smoking ban, slot win has declined each month at an average rate of 12.2% as compared to the same period in the prior year.  If the smoking ban continues in its current form and if a significant number of our smoking patrons choose to discontinue or shorten their visits as a result of the indoor smoking ban and they cannot be replaced with other patrons, the Company’s revenues, earnings and cash flows will continue to be negatively impacted.

Other operating revenues increased by $1,658,000, or 25.0%, to $8,286,000, primarily due to higher occupancy levels and more available room nights at the Dover Downs Hotel and Conference Center.  The hotel opened with approximately 100 rooms on February 15, 2002 and added rooms during the next two months with the entire 232-room facility opened as of April 6, 2002.

Other operating revenues for the second quarter of 2003 and 2002 included $4,536,000 and $3,280,000, respectively, related to promotional items provided to customers without charge.  The increase in promotional allowances is primarily due to the Company’s expanded marketing efforts to attract more casino customers to the hotel by providing additional discounted hotel rooms.

Gaming expenses decreased by $2,545,000, or 6.8%, reflecting the lower gaming revenues. Amounts retained by the State of Delaware and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems decreased by $1,967,000 and $270,000, respectively.  Amounts allocated from the video lottery operation for harness horse racing purses decreased from $5,738,000 in the second quarter of 2002 to $5,131,000 in the second quarter of 2003.

Other operating expenses decreased by $107,000, primarily the result of a larger interdepartmental allocation to the casino operations for the estimated cost of providing the increased promotional allowances.

Depreciation expense increased by $117,000, primarily due to information system upgrades in the casino and administrative departments.

General and administrative expenses decreased by $102,000 to $1,115,000 from $1,217,000 in the second quarter of 2002, primarily the result of cost cutting measures implemented to offset the effects of the decrease in gaming revenues, including reducing payroll and other administrative costs.

Interest expense decreased by $69,000, primarily due to the Company’s average interest rate being 2.74% during the second quarter of 2002 as compared to 2.17% during the second quarter of 2003.

The Company’s effective income tax rate was 40.7% for the second quarter ended June 30, 2003 and 2002.

Net earnings were $4,385,000 in the second quarter of 2003as compared to $5,703,000 in the second quarter of 2002.  The decrease of $1,318,000, or 23.1%, was primarily due to lower gaming revenues resulting from the enactment of the Delaware Clean Indoor Air Act and increased depreciation expense.

Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

Gaming revenue decreased by $10,911,000, or 11.3%, to $85,849,000, primarily the result of the enactment of the Delaware Clean Indoor Air Act, and to a lesser extent from severe weather in February 2003 and the current economic environment.

Other operating revenues increased by $3,884,000, or 34.7%, to $15,084,000, primarily due to higher occupancy levels at the Dover Downs Hotel and Conference Center and the result of the hotel being open for the entire first six months of 2003 compared with only a portion of the first six months of 2002.  The hotel opened with approximately 100 rooms on February 15, 2002 and added rooms during the next two months with the entire 232-room facility opened as of April 6, 2002.

Other operating revenues for the first six months of 2003 and 2002 included $8,692,000 and $5,210,000, respectively, related to promotional items provided to customers without charge.  The increase in promotional allowances is primarily due to the Company’s expanded marketing efforts to attract more casino customers to the hotel by providing additional discounted hotel rooms and the result of the Dover Downs Hotel and Conference Center being open for the entire first six months of 2003 compared with only a portion of the first six months of 2002.

Gaming expenses decreased by $6,159,000, or 8.4%, reflecting the lower gaming revenues. Amounts retained by the State of Delaware and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems decreased by $4,320,000 and $434,000, respectively.  Amounts allocated from the video lottery operation for harness horse racing purses decreased from $11,068,000 in the first six months of 2002 to $9,781,000 in the first six months of 2003.

Other operating expenses decreased by $787,000, primarily the result of a larger interdepartmental allocation to the casino operations for the estimated cost of providing the increased promotional allowances.

Depreciation expense increased by $715,000 primarily due to the Dover Downs Hotel and Conference Center being open for the entire first six months of 2003 compared with only a portion of the first six months of 2002 and information system upgrades in the casino and administrative departments.

General and administrative expenses decreased by $245,000 to $2,069,000 from $2,314,000 in the first six months of 2002, primarily due to the cost cutting measures implemented to offset the effects of the decrease in gaming revenues, including reducing payroll and other administrative costs.

Interest expense was $467,000 for the first six months of 2003, none of which was capitalized.  The Company incurred $673,000 of interest in the first six months of 2002 of which $351,000 was capitalized.  The Company’s average interest rate decreased from 3.31% during the first six months of 2002 to 2.18% during the first six months of 2003.

The Company’s effective income tax rate was 40.7% for the six months ended June 30, 2003 and 2002.

Net earnings were $8,392,000 for the first six months of 2003 compared to $10,871,000 for the first six months of 2002.  The decrease of $2,479,000, or 22.8%, was primarily due to lower gaming revenues resulting from the enactment of the Delaware Clean Indoor Air Act, increased depreciation expense from the opening of the Dover Downs Hotel and Conference Center in April 2002, and higher interest expense.

Liquidity and Capital Resources

Net cash provided by operating activities was $10,020,000 for the six months ended June 30, 2003 compared to $16,443,000 for the six months ended June 30, 2002.  The decrease was primarily due to the decrease in net earnings and the timing of certain income tax payments.

Net cash used in investing activities was $1,988,000 for the six months ended June 30, 2003 compared to $16,799,000 for the six months ended June 30, 2002.  The decrease in 2003 as compared with 2002 was primarily due to the completion of construction of the Dover Downs Hotel and Conference Center in April 2002.

Net cash used in financing activities was $7,445,000 for the six months ended June 30, 2003 compared to net cash provided by financing activities of $37,000 for the six months ended June 30, 2002.  The change was primarily due to the repayment of outstanding borrowings under our credit facility and the repurchase of 169,945 shares of the Company’s outstanding common stock during the six months ended June 30, 2003.  Additionally, the Company paid $2,657,000 in regular quarterly cash dividends during the six months ended June 30, 2003 compared with $1,000,000 during the six months ended June 30, 2002.

We have a $55,000,000 unsecured revolving line of credit, $45,000,000 of which was used to pay down a portion of the Dover Motorsports, Inc. (“DVD”) credit facility on April 1, 2002 in connection with our spin-off from DVD.  At June 30, 2003, $37,625,000 was outstanding under the facility.  Based on current business trends, we believe that our cash flows from operations and the funds available pursuant to our $55,000,000 revolving credit facility will be sufficient to meet our short and long-term cash needs.  Any significant expansion of our gaming facility that the Company may decide to undertake, any significant acquisitions, or any material adverse change in our operations could cause the need for additional financing.  Effective December 31, 2003, the terms of the credit facility reduce it by $10,000,000 to $45,000,000.

On July 23, 2003, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $0.05 per share.  The dividend will be payable on September 10, 2003 to shareholders of record at the close of business on August 10, 2003.

On October 23, 2002, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.   During the six months ended June 30, 2003, the Company purchased and retired 169,945 shares of its outstanding common stock at an average purchase price of $8.96 per share.

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

Recent Legislative and Regulatory Developments

In an effort to increase the revenues from its three video lottery agents, the State of Delaware (the “State”) passed legislation in June 2003 which extends the operating hours for video lottery agents and permits the Lottery Director to authorize 500 additional video lottery machines at each licensed facility.  This sets 2,500 as the maximum number of machines permitted per licensed agent.  The Company has begun its architectural design work and believes that it should be able to install all 500 machines within its existing casino complex without the need for major facility expansion.  Installation of the machines is targeted for the first quarter of 2004.  The new legislation also authorizes the use of separate video lottery machines for promotional tournaments, provides for the introduction of popular franchise games with the State assuming one-half of the incremental expenses and allows the Lottery Director to enter into agreements with other state or international lotteries for linked participation in progressive lottery games.  The new law also revises the video lottery distribution formula to increase the State’s share of the video lottery proceeds by assessing a 1.25% surcharge on commissions received by video lottery agents.  In addition, regulatory changes recently proposed by the Lottery Director, which are anticipated to become effective in August 2003, will allow video lottery agents to extend credit to gaming customers and effectively remove the current $100 betting limit per machine (subject only to the approval of the Lottery Director).  On May 30, 2003, a committee created by the Delaware House of Representatives (the “Committee”) issued a favorable assessment as to the merits of conducting sports wagering in the State through its video lottery agents.  The Committee concluded that sports gaming is feasible in the State, outlined proposed structures for its implementation and provided various financial projections.  The report has been provided to the General Assembly for consideration when it reconvenes next January.  By Federal law, Delaware is the only state east of Montana where sports betting is legally permitted.

Related Party Transactions

In conjunction with the Company’s spin-off from DVD, the two companies entered into various agreements that addressed the allocation of assets and liabilities between the companies and that define the companies’ relationship after the separation.  These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement and the Tax Sharing Agreement.  The companies have several common directors and officers.

The Agreement Regarding Distribution and Plan of Reorganization sets forth the principal corporate transactions required to effect the spin-off including the allocation between the Company and DVD of certain assets and liabilities such that all assets and liabilities relating to the gaming business are owned and assumed by the Company or its subsidiaries, and all assets and liabilities relating to the motorsports business are owned and assumed by DVD or its subsidiaries.

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

During the three and six months ended June 30, 2003 and 2002, Gaming & Entertainment allocated corporate costs of $441,000 and $862,000, and $265,000 and $429,000, respectively, to DVD.  The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs.  In connection with DVD’s June 2003 NASCAR event weekend, Gaming & Entertainment provided certain catering services for which DVD was invoiced $343,000.  Additionally, DVD invoiced Gaming & Entertainment $115,000 for tickets purchased to the event.  As of June 30, 2003, Gaming & Entertainment’s consolidated balance sheet includes a $638,000 receivable from DVD for the aforementioned costs and for other payments made by the Company on DVD’s behalf for which the Company anticipates being repaid by the end of the third quarter of 2003.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Recent Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  We have included the disclosure requirements of Statement No. 148 in the accompanying notes to our consolidated financial statements.  The adoption of Statement No. 148 did not have an impact on our results of operations, financial position or cash flows because the Company did not adopt the fair value method of accounting.

The Emerging Issues Task Force (“EITF”) was discussing certain topics of issue number 00-22, Accounting for “Points” and Certain Other Time or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, which would cover how point and other loyalty programs should be accounted for. The EITF was considering the issue broadly to include all industries that utilize point and other loyalty programs.  In November 2002, the EITF removed this topic from its agenda due to the initiation of a subsequent FASB project on revenue recognition, which is expected to address similar issues.  The Company will apply the provisions of this project for its points program once the FASB issues a consensus on the topic.  The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points are issued on the basis that they expire after one year if the customer has no video lottery play during that time period.  The Company records the points as an expense when they are redeemed by the customers. The value of all points outstanding as of June 30, 2003 and December 31, 2002 was $4,389,000 and $4,373,000, respectively.

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

The State of Delaware’s Public Smoking Ban Continues to Negatively Impact Our Revenues and Earnings

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

We Do Not Own Or Lease Our Video Lottery (Slot) Machines And Related Technology

We do not own or lease the video lottery (slot) machines or central computer systems used in connection with our video lottery gaming operations. The Director of the Delaware State Lottery Office enters into contracts directly with the providers of the video lottery (slot) machines and computer systems. The State of Delaware purchases or leases all equipment and the lottery Director licenses all technology providers. Our operations could be disrupted if a licensed technology provider violates its agreement with the State or ceases to be licensed for any reason. Such an event would be outside of our control and could adversely affect our gaming revenues.

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

Item 3.           Quantitative And Qualitative Disclosure About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $37,625,000 at June 30, 2003 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at June 30, 2003 would cause a change in total annual interest costs of $376,000.  The carrying values of these borrowings approximate their fair values at June 30, 2003.

Item 4.           Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

Dover Downs Gaming & Entertainment, Inc.’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in applicable federal securities law) as of the end of the period covered by this quarterly report, and they concluded that these controls and procedures are effective.

(b)         Changes in Internal Controls

During the most recent fiscal quarter, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission Of Matters To A Vote Of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits And Reports On Form 8-K

(a)          Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certification pursuant to Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, chapter 63 of title 18, United States Code)

(b)         Reports on Form 8-K

The Company filed a Form 8-K on April 18, 2003 announcing that during its first quarter ended March 31, 2003, it had purchased for cash and retired a total of 120,245 shares of its $.10 par value common stock.

The Company filed a Form 8-K on April 24, 2003 announcing that it had issued a press release on the same date regarding its first quarter financial results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	August 5, 2003	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance, Treasurer and Chief Financial Officer