Form 10-Q
period 2003-09-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2003-11-05
CIK 1162556

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No  ☐

As of October 31, 2003, the number of shares of each class of the Registrant’s common stock outstanding is as follows:

Common Stock -	10,333,112 shares
Class A Common Stock -	16,145,059 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
In Thousands, Except Per Share Amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Gaming	$47,105	$52,689	$132,954	$149,449
Other operating	8,151	7,553	23,235	18,753
Gross revenues	55,256	60,242	156,189	168,202
Less – promotional allowances	4,957	4,119	13,649	9,329
	50,299	56,123	142,540	158,873

Expenses:
Gaming	36,982	39,648	104,514	113,339
Other operating	2,601	2,734	7,605	8,525
Depreciation	1,532	1,449	4,557	3,759
General and administrative	928	1,332	2,997	3,646
	42,043	45,163	119,673	129,269

Operating earnings	8,256	10,960	22,867	29,604

Interest expense	196	285	663	607

Earnings before income taxes	8,060	10,675	22,204	28,997

Income taxes	3,278	4,342	9,030	11,793

Net earnings	$4,782	$6,333	$13,174	$17,204

Net earnings per common share (Note 3):
Basic	$0.18	$0.24	$0.50	$0.65
Diluted	$0.18	$0.24	$0.50	$0.64

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEET
In Thousands, Except Share and Per Share Amounts

	(Unaudited) September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$11,754	$10,874
Accounts receivable	1,838	2,426
Due from State of Delaware	10,309	9,624
Inventories	1,416	1,154
Prepaid expenses and other	2,813	1,462
Receivable from Dover Motorsports, Inc.	211	793
Income taxes receivable	—	859
Deferred income taxes	780	539
Total current assets	29,121	27,731

Property and equipment, net	120,363	122,248
Total assets	$149,484	$149,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,409	$5,129
Purses due horsemen	10,259	9,666
Accrued liabilities	5,416	5,688
Income taxes payable	533	—
Deferred revenue	225	131
Total current liabilities	22,842	20,614

Notes payable to banks	29,500	40,890
Deferred income taxes	5,001	4,036

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; issued and outstanding: September 30, 2003–10,333,112 shares; December 31, 2002-10,503,057 shares	1,033	1,050
Class A common stock, $.10 par value; 50,000,000 shares authorized; issued and outstanding: September 30, 2003–16,145,059 shares; December 31,2002-16,145,059 shares	1,615	1,615
Additional paid-in capital	67,454	68,960
Retained earnings	22,134	12,941
Accumulated other comprehensive loss	(95)	(127)
Total stockholders’ equity	92,141	84,439
Total liabilities and stockholders’ equity	$149,484	$149,979

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$13,174	$17,204
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,557	3,759
Amortization of credit facility origination fees	21	49
Deferred income taxes	756	297
Changes in assets and liabilities:
Accounts receivable	588	276
Due from State of Delaware	(685)	(2,656)
Inventories	(262)	(268)
Prepaid expenses and other	(1,372)	(80)
Receivable from Dover Motorsports, Inc.	582	—
Accounts payable	1,280	(3,104)
Purses due horsemen	593	3,098
Accrued liabilities	(272)	5,154
Income taxes receivable/payable	1,392	523
Deferred revenue	94	64
Net cash provided by operating activities	20,446	24,316

Cash flows from investing activities:
Capital expenditures	(2,672)	(17,945)
Net cash used in investing activities	(2,672)	(17,945)

Cash flows from financing activities:
Borrowings from revolving debt	120,545	129,317
Repayments of revolving debt	(131,935)	(90,683)
Repayment of debt to Dover Motorsports, Inc.	—	(45,000)
Credit facility origination fees	—	(137)
Dividends paid	(3,981)	(1,999)
Repurchase of common stock	(1,523)	—
Proceeds from stock options exercised	—	73
Change in payable to/receivable from Dover Motorsports, Inc.	—	1,730
Net cash used in financing activities	(16,894)	(6,699)

Net increase (decrease) in cash and cash equivalents	880	(328)
Cash and cash equivalents, beginning of period	10,874	12,166
Cash and cash equivalents, end of period	$11,754	$11,838

Supplemental information:
Interest paid	$794	$126
Income taxes paid	$7,218	$9,840

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America, but do not include all of the information and disclosures required for audited financial statements.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 13, 2003.  In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 – Business Operations

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

Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness horse racing operations in 1969.  As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) (“DVD”), and transferred all of the motorsports operations to Dover International Speedway, Inc.  Consequently, Dover Downs, Inc. became the operating entity for all of DVD’s gaming operations.  Dover Downs, Inc. ultimately became a wholly owned subsidiary of Gaming & Entertainment, which was incorporated in the State of Delaware (the “State”) in December 2001 in connection with its spin-off from DVD which was effective March 31, 2002.

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

Due to the nature of the Company’s business activities, it is subject to various federal, state and local regulations.  See NOTE 7 – Recent Legislative and Regulatory Developments.

NOTE 3 – Summary of Significant Accounting Policies

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the three months ended September 30, 2003 and 2002, the Company incurred $196,000 and $285,000 of interest, respectively, none of which was capitalized.  During the nine months ended September 30, 2003, the Company incurred $663,000 of interest, none of which was capitalized.  During the nine months ended September 30, 2002, the Company incurred $958,000 of interest of which $351,000 was capitalized.

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

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share.  Weighted average shares used in computing basic and diluted EPS are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic EPS	26,478,000	26,647,000	26,522,000	26,642,000
Effect of dilutive options	31,000	41,000	27,000	101,000
Diluted EPS	26,509,000	26,688,000	26,549,000	26,743,000

For the three and nine months ended September 30, 2003, options to purchase 678,710 and 677,043 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.  For the three and nine months ended September 30, 2002, options to purchase 333,707 and 111,236 shares of common stock, respectively, were excluded from the computation.

Earnings per share amounts and weighted average shares outstanding for periods prior to April 1, 2002, the day after the effective date of the spin-off from DVD, are presented on a pro forma basis to reflect such spin-off.

The pro forma average outstanding common shares and Class A common shares were derived from DVD’s common shares and Class A common shares outstanding for the periods presented using the distribution ratio of 0.7 shares of Gaming & Entertainment common stock and Class A common stock for each share of DVD common stock and Class A common stock, respectively.  Outstanding stock options of Gaming & Entertainment were calculated assuming the stock options related to each individual who became a Gaming & Entertainment employee or both a DVD and a Gaming & Entertainment employee subsequent to the spin-off were outstanding Gaming & Entertainment options during each period presented.

Accounting for stock options— The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation –Transition and Disclosure – an amendment of FASB Statement No. 123.  Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to use the intrinsic value method and based on this method did not record any stock-based compensation expense during the three and nine-month periods ended September 30, 2003 and 2002.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net earnings, as reported	$4,782,000	$6,333,000	$13,174,000	$17,204,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(163,000)	(117,000)	(490,000)	(216,000)
Pro forma net earnings	$4,619,000	$6,216,000	$12,684,000	$16,988,000

Net earnings per common share:
Basic – as reported	$0.18	$0.24	$0.50	$0.65
Basic – pro forma	$0.17	$0.23	$0.48	$0.64

Diluted – as reported	$0.18	$0.24	$0.50	$0.64
Diluted – pro forma	$0.17	$0.23	$0.48	$0.64

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

Recent accounting pronouncements—In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  We have included the disclosure requirements of Statement No. 148 in these notes to our consolidated financial statements.  The adoption of Statement No. 148 did not have an impact on our results of operations, financial position or cash flows because the Company did not adopt the fair value method of accounting.

The Emerging Issues Task Force (“EITF”) was discussing certain topics of issue number 00-22, Accounting for “Points” and Certain Other Time or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, which would cover how point and other loyalty programs should be accounted for. The EITF was considering the issue broadly to include all industries that utilize point and other loyalty programs.  In November 2002, the EITF removed this topic from its agenda due to the initiation of a subsequent FASB project on revenue recognition, which is expected to address similar issues.  The Company will apply the provisions of this project for its points program once the FASB issues a consensus on the topic.  The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points are issued on the basis that they expire after one year if the customer has no video lottery play during that time period.  The Company records the points as an expense when they are redeemed by the customers. The value of all points outstanding as of September 30, 2003 and December 31, 2002 was $4,529,000 and $4,373,000, respectively.

NOTE 4 – Indebtedness

The Company has a $55,000,000 credit facility, as amended, that expires on December 31, 2004.  Interest is based, at the Company’s option, upon (i) LIBOR plus 0.75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) minus 1%.  The terms of the credit facility contain, among others, minimum net worth, interest coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operation could impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes. At September 30, 2003, the Company was in compliance with all terms of the facility and there was $29,500,000 outstanding at a weighted average interest rate of 1.86%.  After consideration of stand by letters of credit outstanding, $25,400,000 was available pursuant to the facility.  Effective December 31, 2003, the terms of the credit facility reduce it to $45,000,000.

NOTE 5 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at Dec. 31, 2002	$1,050,000	$1,615,000	$68,960,000	$12,941,000	$(127,000)
Net earnings	—	—	—	13,174,000	—
Dividends paid, $0.15 per share	—	—	—	(3,981,000)	—
Minimum pension liability, net of income taxes	—	—	—	—	32,000
Repurchase and retirement of common stock	(17,000)	—	(1,506,000)	—	—
Balance at Sept. 30, 2003	$1,033,000	$1,615,000	$67,454,000	$22,134,000	$(95,000)

On October 29, 2003, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $0.05 per share.  The dividend will be payable on December 10, 2003 to shareholders of record at the close of business on November 10, 2003.

On October 23, 2002, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.   During the nine months ended September 30, 2003, the Company purchased and retired 169,945 shares of its outstanding common stock at an average purchase price of $8.96 per share.

Gaming & Entertainment has a stock option plan pursuant to which the Company’s Board of Directors may grant up to 1,500,000 stock options to officers, key employees and directors at not less than 100% of the fair market value at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  As of September 30, 2003, there were 588,859 stock options available for grant.

NOTE 6 – Related Party Transactions

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

During the three and nine months ended September 30, 2003 and 2002, Gaming & Entertainment allocated corporate costs of $607,000 and $1,469,000, and $285,000 and $714,000, respectively, to DVD.  The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs.  In connection with DVD’s September 2003 NASCAR event weekend, Gaming & Entertainment provided certain catering services for which DVD was invoiced $131,000. Additionally, DVD invoiced Gaming & Entertainment $91,000 for tickets purchased to the event and other event related items.  As of September 30, 2003, Gaming & Entertainment’s consolidated balance sheet includes a $211,000 receivable from DVD for the aforementioned costs and for other payments made by the Company on DVD’s behalf for which the Company anticipates being repaid by the end of 2003. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 7 – Recent Legislative and Regulatory Developments

In an effort to increase the revenues from its three video lottery agents, the State passed legislation in June 2003 which extends the operating hours for video lottery agents and permits the Lottery Director to authorize 500 additional video lottery machines at each licensed facility.  This sets 2,500 as the maximum number of machines permitted per licensed agent.  The Company has begun its architectural design work regarding the installation of 500 machines within its existing casino complex.  Installation of the machines is targeted for the first quarter of 2004.  The new legislation also authorizes the use of separate video lottery machines for promotional tournaments, provides for the introduction of popular franchise games with the State assuming one-half of the incremental expenses and allows the Lottery Director to enter into agreements with other state or international lotteries for linked participation in progressive lottery games.  The new law also revised the video lottery distribution formula to increase the State’s share of the video lottery proceeds by assessing a 1.25% surcharge on commissions received by video lottery agents.  In addition, recent regulatory changes allow video lottery agents to extend credit to gaming customers and effectively remove the current $100 betting limit per machine (subject only to the approval of the Lottery Director).  On May 30, 2003, a committee created by the Delaware House of Representatives (the “Committee”) issued a favorable assessment as to the merits of conducting sports wagering in the State through its video lottery agents.  The Committee concluded that sports gaming is feasible in the State, outlined proposed structures for its implementation and provided various financial projections.  The report has been provided to the General Assembly for consideration when it reconvenes in January 2004.  By Federal law, Delaware is the only state east of Montana where sports betting is legally permitted.

NOTE 8 – Subsequent Event

On October 23, 2003, the Company received $1,300,000 related to an insurance settlement for a business interruption claim dating back to the first quarter of 2001.  The claim was to recover lost earnings resulting from the delay in opening the Dover Downs Hotel and Conference Center.  The proceeds will be recognized as other operating revenue in the fourth quarter of 2003.

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

For the video lottery operations, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in the Company’s financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the video lottery operations, collects the State of Delaware (the “State’s”) share of the win and the amount due to the vendors under contract with the State who provide the video lottery machines and associated computer systems, collects the amount allocable to purses for harness horse racing, and remits the remainder to the Company as its commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the video lottery machines and associated computer systems, and (iii) for harness horse racing purses. The Company recognizes revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms, food and beverage sales and other miscellaneous income are recognized at the time the service is provided.

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

Three Months Ended September 30, 2003 vs. Three Months Ended September 30, 2002

Gaming revenue decreased by $5,584,000, or 10.6%, to $47,105,000, primarily the result of the enactment of the Delaware Clean Indoor Air Act (the “Act”) on November 27, 2002 and inclement weather associated with Hurricane Isabel in September 2003.  The Act prohibits smoking in virtually all indoor public places in Delaware, including the Company’s casino, hotel and conference center, restaurants, harness track indoor grandstands and simulcasting facilities, provided that smoking is permitted in up to 25% of the rooms in the hotel.  Prior to the effective date of the Act, we derived significant revenues from designated smoking areas.  Through the first eleven months of 2002, slot win grew each month at an average rate of 12.7% as compared to the same period in the prior year.  In the ten months since enactment of the smoking ban, slot win has declined each month at an average rate of 11.7% as compared to the same period in the prior year.  If the smoking ban continues in its current form and if a significant number of our smoking patrons choose to discontinue or shorten their visits as a result of the indoor smoking ban and they cannot be replaced with other patrons, the Company’s revenues, earnings and cash flows will continue to be negatively impacted.

Other operating revenues increased by $598,000, or 7.9%, to $8,151,000, primarily due to higher occupancy levels at the Dover Downs Hotel and Conference Center and increased food and beverage sales.

Other operating revenues for the third quarter of 2003 and 2002 included $4,957,000 and $4,119,000, respectively, related to promotional items provided to customers without charge.  The increase in promotional allowances is primarily due to the Company’s expanded marketing efforts to attract more casino customers to the hotel by providing additional complimentary and discounted hotel rooms.

Gaming expenses decreased by $2,666,000, or 6.7%, reflecting the lower gaming revenues. Amounts retained by the State of Delaware, including the newly imposed 1.25% surcharge on the Company’s share of the proceeds, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems decreased by $1,986,000 and $61,000, respectively.  Amounts allocated from the video lottery operation for harness horse racing purses decreased from $6,159,000 in the third quarter of 2002 to $5,523,000 in the third quarter of 2003.

Other operating expenses decreased by $133,000, primarily the result of a larger interdepartmental allocation to the casino operations for the estimated cost of providing the increased promotional allowances.

Depreciation expense increased by $83,000, primarily due to information system upgrades in the casino and administrative departments that occurred during 2003.

General and administrative expenses decreased by $404,000 to $928,000 from $1,332,000 in the third quarter of 2002, primarily the result of cost cutting measures implemented to offset the effects of the decrease in gaming revenues, including reducing payroll and other administrative costs.

Interest expense decreased by $89,000, primarily due to the Company’s average interest rate being 2.66% during the third quarter of 2002 as compared to 1.92% during the third quarter of 2003.

The Company’s effective income tax rate was 40.7% for the third quarter ended September 30, 2003 and 2002.

Net earnings were $4,782,000 in the third quarter of 2003 as compared to $6,333,000 in the third quarter of 2002.  The decrease of $1,551,000, or 24.5%, was primarily due to lower gaming revenues resulting from the enactment of the Delaware Clean Indoor Air Act and inclement weather associated with Hurricane Isabel, and increased depreciation expense, offset by lower general and administrative expenses.

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

Gaming revenue decreased by $16,495,000, or 11.0%, to $132,954,000, primarily the result of the enactment of the Delaware Clean Indoor Air Act, and to a lesser extent from severe weather in February and September 2003, and the current economic environment.

Other operating revenues increased by $4,482,000, or 23.9%, to $23,235,000, primarily due to higher occupancy levels at the Dover Downs Hotel and Conference Center and the result of the hotel being open for the entire first nine months of 2003 compared with only a portion of the first nine months of 2002.  The hotel opened with approximately 100 rooms on February 15, 2002 and added rooms during the next two months with the entire 232-room facility opened as of April 6, 2002.

Other operating revenues for the first nine months of 2003 and 2002 included $13,649,000 and $9,329,000, respectively, related to promotional items provided to customers without charge.  The increase in promotional allowances is primarily due to the Company’s expanded marketing efforts to attract more casino customers to the hotel by providing additional complimentary and discounted hotel rooms and the result of the Dover Downs Hotel and Conference Center being open for the entire first nine months of 2003 compared with only a portion of the first nine months of 2002.

Gaming expenses decreased by $8,825,000, or 7.8%, reflecting the lower gaming revenues. Amounts retained by the State of Delaware and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems decreased by $6,306,000 and $495,000, respectively.  Amounts allocated from the video lottery operation for harness horse racing purses decreased from $17,227,000 in the first nine months of 2002 to $15,304,000 in the first nine months of 2003.

Other operating expenses decreased by $920,000, primarily the result of a larger interdepartmental allocation to the casino operations for the estimated cost of providing the increased promotional allowances.

Depreciation expense increased by $798,000 primarily due to the Dover Downs Hotel and Conference Center being open for the entire first nine months of 2003 compared with only a portion of the first nine months of 2002 and information system upgrades in the casino and administrative departments.

General and administrative expenses decreased by $649,000 to $2,997,000 from $3,646,000 in the first nine months of 2002, primarily due to the cost cutting measures implemented to offset the effects of the decrease in gaming revenues, including reducing payroll and other administrative costs.

Interest expense was $663,000 for the first nine months of 2003, none of which was capitalized.  The Company incurred $958,000 of interest in the first nine months of 2002 of which $351,000 was capitalized.  The Company’s average interest rate decreased from 3.09% during the first nine months of 2002 to 2.09% during the first nine months of 2003.

The Company’s effective income tax rate was 40.7% for the nine months ended September 30, 2003 and 2002.

Net earnings were $13,174,000 for the first nine months of 2003 compared to $17,204,000 for the first nine months of 2002.  The decrease of $4,030,000, or 23.4%, was primarily due to lower gaming revenues resulting from the enactment of the Delaware Clean Indoor Air Act and inclement weather and increased depreciation expense from the opening of the Dover Downs Hotel and Conference Center in April 2002, offset by lower general and administrative expenses.

Liquidity and Capital Resources

Net cash provided by operating activities was $20,446,000 for the nine months ended September 30, 2003 compared to $24,316,000 for the nine months ended September 30, 2002.  The decrease was primarily due to the decrease in net earnings.

Net cash used in investing activities was $2,672,000 for the nine months ended September 30, 2003 compared to $17,945,000 for the nine months ended September 30, 2002.  The decrease in 2003 as compared with 2002 was primarily due to the completion of construction of the Dover Downs Hotel and Conference Center in April 2002.

Net cash used in financing activities was $16,894,000 for the nine months ended September 30, 2003 compared to $6,699,000 for the nine months ended September 30, 2002.  The change was primarily due to the repayment of outstanding borrowings under our credit facility and the repurchase of 169,945 shares of the Company’s outstanding common stock during the nine months ended September 30, 2003.  Additionally, the Company paid $3,981,000 in regular quarterly cash dividends during the nine months ended September 30, 2003 compared with $1,999,000 during the nine months ended September 30, 2002.

We have a $55,000,000 unsecured revolving line of credit, $45,000,000 of which was used to pay down a portion of the Dover Motorsports, Inc. (“DVD”) credit facility on April 1, 2002 in connection with our spin-off from DVD.  At September 30, 2003, $29,500,000 was outstanding under the facility.  Based on current business trends, we believe that our cash flows from operations and the funds available pursuant to our revolving credit facility will be sufficient to meet our short and long-term cash needs.  Any significant expansion of our gaming facility that the Company may decide to undertake, any significant acquisitions, or any material adverse change in our operations could cause the need for additional financing.  Effective December 31, 2003, the terms of the credit facility reduce it by $10,000,000 to $45,000,000.

On October 29, 2003, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $0.05 per share.  The dividend will be payable on December 10, 2003 to shareholders of record at the close of business on November 10, 2003.

On October 23, 2002, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. During the nine months ended September 30, 2003, the Company purchased and retired 169,945 shares of its outstanding common stock at an average purchase price of $8.96 per share.

Based on current business conditions, the Company expects to make additional capital expenditures of approximately $12,000,000 through 2004.  These projects primarily relate to the addition of 500 slot machines at our video lottery casino, additional amenities at our luxury hotel and site improvements, such as parking and signage as well as the purchase of a new slot data system.  The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through 2004, as well as any cash dividends the Board of Directors may declare.  As a result, we would expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

On October 23, 2003, the Company received $1,300,000 related to an insurance settlement for a business interruption claim dating back to the first quarter of 2001.  The claim was to recover lost earnings resulting from the delay in opening the Dover Downs Hotel and Conference Center.  The proceeds will be recognized as other operating revenue in the fourth quarter of 2003.

Recent Legislative and Regulatory Developments

In an effort to increase the revenues from its three video lottery agents, the State passed legislation in June 2003 which extends the operating hours for video lottery agents and permits the Lottery Director to authorize 500 additional video lottery machines at each licensed facility.  This sets 2,500 as the maximum number of machines permitted per licensed agent.  The Company has begun its architectural design work regarding the installation of 500 machines within its existing casino complex.  Installation of the machines is targeted for the first quarter of 2004.  The new legislation also authorizes the use of separate video lottery machines for promotional tournaments, provides for the introduction of popular franchise games with the State assuming one-half of the incremental expenses and allows the Lottery Director to enter into agreements with other state or international lotteries for linked participation in progressive lottery games.  The new law also revised the video lottery distribution formula to increase the State’s share of the video lottery proceeds by assessing a 1.25% surcharge on commissions received by video lottery agents.  In addition, recent regulatory changes allow video lottery agents to extend credit to gaming customers and effectively remove the current $100 betting limit per machine (subject only to the approval of the Lottery Director).  On May 30, 2003, a committee created by the Delaware House of Representatives (the “Committee”) issued a favorable assessment as to the merits of conducting sports wagering in the State through its video lottery agents.  The Committee concluded that sports gaming is feasible in the State, outlined proposed structures for its implementation and provided various financial projections.  The report has been provided to the General Assembly for consideration when it reconvenes in January 2004.  By Federal law, Delaware is the only state east of Montana where sports betting is legally permitted.

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

During the three and nine months ended September 30, 2003 and 2002, Gaming & Entertainment allocated corporate costs of $607,000 and $1,469,000, and $285,000 and $714,000, respectively, to DVD.  The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs.  In connection with DVD’s September 2003 NASCAR event weekend, Gaming & Entertainment provided certain catering services for which DVD was invoiced $131,000. Additionally, DVD invoiced Gaming & Entertainment $91,000 for tickets purchased to the event and other event related items.  As of September 30, 2003, Gaming & Entertainment’s consolidated balance sheet includes a $211,000 receivable from DVD for the aforementioned costs and for other payments made by the Company on DVD’s behalf for which the Company anticipates being repaid by the end of 2003. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

The Emerging Issues Task Force (“EITF”) was discussing certain topics of issue number 00-22, Accounting for “Points” and Certain Other Time or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, which would cover how point and other loyalty programs should be accounted for. The EITF was considering the issue broadly to include all industries that utilize point and other loyalty programs.  In November 2002, the EITF removed this topic from its agenda due to the initiation of a subsequent FASB project on revenue recognition, which is expected to address similar issues.  The Company will apply the provisions of this project for its points program once the FASB issues a consensus on the topic.  The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points are issued on the basis that they expire after one year if the customer has no video lottery play during that time period.  The Company records the points as an expense when they are redeemed by the customers. The value of all points outstanding as of September 30, 2003 and December 31, 2002 was $4,529,000 and $4,373,000, respectively.

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

Item 3.                 Quantitative And Qualitative Disclosure About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $29,500,000 at September 30, 2003 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at September 30, 2003 would cause a change in total annual interest costs of $295,000.  The carrying values of these borrowings approximate their fair values at September 30, 2003.

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

The Company filed a Form 8-K on July 15, 2003 announcing that during its second quarter ended June 30, 2003, it had purchased for cash and retired a total of 49,700 shares of its $.10 par value common stock.

The Company furnished a Form 8-K on July 24, 2003 announcing that it had issued a press release on the same date regarding its second quarter financial results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	November 5, 2003	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance, Treasurer and Chief Financial Officer