Form 10-K
period 2003-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2004-03-09
CIK 1162556

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☒    No   ☐

The aggregate market value of common stock held by non-affiliates of the registrant was $88,301,675 as of June 30, 2003 (the last day of our most recently completed second quarter).

As of February 29, 2004, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	10,333,112 shares
Class A Common Stock -	16,145,059 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 28, 2004 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “the Company,” “Gaming & Entertainment,” “we,” “us,” and “our” mean Dover Downs Gaming & Entertainment, Inc. and its wholly owned subsidiaries.

Item 1.    Business

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots – an 80,000 square foot video lottery (slots) casino complex (which after the latest construction will be 91,000 square feet); the Dover Downs Hotel and Conference Center – featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races.

Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a 2 hour drive. According to the 2000 United States Census, approximately 32.8 million people live within 150 miles of the complex.

Dover Downs Gaming & Entertainment, Inc. has two wholly owned subsidiaries; Dover Downs, Inc. and Dover Downs Management Corp.  Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness racing operations in 1969.  In June of 1994, legislation authorizing video lottery operations in the State of Delaware (the “State”) was adopted.  The Company’s video lottery casino operations began on December 29, 1995.  As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) (“DVD”), and became the operating entity for all of DVD’s gaming operations.

Dover Downs Gaming & Entertainment, Inc. was incorporated in the State in December of 2001 as a wholly owned subsidiary of DVD.  Effective March 31, 2002, DVD completed a tax-free spin-off of its gaming operations by contributing 100% of the issued and outstanding common stock of Dover Downs, Inc. to the Company, and subsequently distributing 100% of the issued and outstanding common stock of the Company to DVD stockholders.  Immediately following the spin-off, Dover Downs Gaming & Entertainment, Inc. became an independent public company.

Dover Downs Slots

Our video lottery (slot) machine casino opened in December 1995 with approximately 500 video lottery (slot) machines. Due to its popularity, the video lottery (slot) machine casino has expanded three times since its opening and the number of machines has increased steadily to 2,000 at December 31, 2003.

In an effort to increase the revenues from its three video lottery agents, the State passed legislation in June 2003 which extended the operating hours for video lottery agents and permitted the Director of the Delaware State Lottery Office (the “Lottery Director”) to authorize 500 additional video lottery (slot) machines at each licensed facility.  This sets 2,500 as the maximum number of machines permitted per Licensed Agent.  The Company has completed its architectural design work and has begun construction of 11,000 additional square feet of gaming space to accommodate installation of the 500 newly authorized machines within its existing casino complex.  Installation of all 500 additional machines is expected to be complete by March 31, 2004.  The new legislation also authorizes the use of separate video lottery (slot) machines for promotional tournaments, provides for the introduction of popular franchise games with the State assuming one-half of the incremental expenses and allows the Lottery Director to enter into agreements with other state or international lotteries for linked participation in progressive lottery games.  The new law also revised the video lottery distribution formula to increase the State’s share of the video lottery proceeds by assessing a 1.25% surcharge on commissions received by video lottery agents.  In addition, recent regulatory changes allow video lottery agents to extend credit to gaming customers and effectively removed the $100 betting limit per machine.

Our video lottery (slot) machines range from our popular nickel machines to $100 machines in the Premium Slots area and include most popular franchise games found in the country’s major gaming jurisdictions. Additional amenities include the Garden Cafe, which becomes a lounge with live entertainment most evenings, and the Winners Circle Restaurant.  The Las Vegas style “video lottery casino” housing the gaming equipment was designed and built using expertise from Caesars World Gaming Development Corporation (“Caesars”), a leader in the gaming industry.  Our facilities are open every day of the year, except Christmas and Easter.  Our casino was visited by almost 2,500,000 patrons in 2003.

The Delaware State Lottery Office administers and controls our video lottery (slot) machine operations. We are a Licensed Agent authorized to conduct video lottery operations under the Delaware State Lottery Code and one of only three locations permitted to do so in the State of Delaware. We are permitted by law to set the payout to customers between 87% and 95%. Since the introduction of our video lottery (slot) machine operations, we have maintained an average payout of approximately 91.3%. We believe that this represents a competitive payout percentage.

We have a management agreement with Caesars, under which, Caesars is our agent to supervise, manage and operate our video lottery (slot) machine casino. Caesars has been properly licensed by the Delaware State Lottery Office to perform these functions. We pay to Caesars a management fee based on the financial performance of the video lottery operations.  We do not expect to renew the agreement when it expires in December 2004 as we no longer rely on any Caesars’ employees or systems.

We use sophisticated database marketing to develop long-term relationships with our patrons and to target promotions to specific customer segments. Our Capital Club, a slots players club and tracking system, allows us to identify customers and to reward their level of play through awards programs. Membership in this club currently stands at approximately 150,000 active patrons.  We are in the process of installing a state-of-the-art customer management and slot data system.  Our new system will allow us to market our property more effectively and allow for the ultimate conversion of our casino floor to ticket-in, ticket-out (cashless) technology.

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

On May 30, 2003, a committee created by the Delaware House of Representatives (the “Committee”) issued a favorable assessment as to the merits of conducting sports wagering in the State through its video lottery agents.  The Committee concluded that sports gaming is feasible in the State, outlined proposed structures for its implementation and provided various financial projections.  The report has been provided to the Delaware General Assembly for consideration.  By Federal law, Delaware is the only state east of Montana where sports betting is legally permitted, though enabling legislation would need to be passed by the Delaware General Assembly.

Dover Downs Hotel and Conference Center

Our luxury hotel facility, the Dover Downs Hotel and Conference Center, is located adjacent to our casino.  Phase one of the facility was partially opened in the first quarter of 2002 and was completed in April 2002.  The hotel and conference center includes 232 rooms, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and health spa. Additional construction that occurred included, among other things, building a 425-seat buffet restaurant, renovating the enclosed harness racing grandstand with state-of-the-art simulcasting facilities and building an HVAC plant.  With this facility, we are capitalizing on the need for luxury hotel accommodations in the Dover area and offering a wider range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, trade shows and conferences.  The facility allows us to attract new patrons and lengthen the stay of current patrons.  Since opening the Dover Downs Hotel and Conference Center, we have managed its operations ourselves.  In 2003, hotel occupancy averaged almost 93% and the hotel was awarded the AAA Four Diamond Award for 2004.

Dover Downs Raceway

Dover Downs Raceway has presented pari-mutuel harness racing events for 35 consecutive years. Live harness races are conducted at Dover Downs Raceway between November and April and are simulcast to tracks and other off-track betting locations across North America on each of the Company’s more than 130 live race dates. Our races currently are transmitted to more than 400 tracks and off-track betting locations. The harness horse racing track is a 5/8-mile track and is lighted for nighttime operations.  The track is adjacent to our casino and hotel and conference center on land owned by DVD on the inside of DVD’s auto racing superspeedway.  Use of the track is under an easement granted by DVD.

Dover Downs Raceway has facilities for pari-mutuel wagering on both live harness horse racing and on simulcast thoroughbred and harness horse racing received from numerous tracks across North America. Within our main grandstand is the recently renovated simulcast parlor where our patrons can wager on harness and thoroughbred races received by satellite into Dover Downs Raceway year round. Television monitors throughout the parlor area provide views of all races simultaneously and the parlor’s betting windows are connected to a central computer allowing bets to be received on all races from all tracks.

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

We have an agreement with DSOA, or Delaware Standardbred Owner’s Association, Inc., effective August 1, 2003 and continuing through July 31, 2007. DSOA’s membership consists of owners, trainers, and drivers of harness horses participating in harness race meetings at our facilities and elsewhere in the United States and Canada. DSOA has been organized and exists for the purpose of promoting the sport of harness racing; improving the lot of owners, drivers, and trainers of harness racing horses participating in race meetings; establishing health, welfare and insurance programs for owners, drivers, and trainers of harness racing horses; negotiating with harness racing tracks on behalf of owners, trainers, drivers, and grooms of harness racing horses; and generally rendering assistance to them whenever and wherever possible. Under the DSOA agreement, we are required to distribute as purses for races conducted at our facilities, a percentage of our retained share of pari-mutuel revenues, depending on the level of the average daily dollar handle.

We enjoy a good relationship with representatives of DSOA and anticipate that this relationship will continue. We believe that the DSOA agreement is typical of similar agreements in the industry.

Licensing and Regulation by Gaming and Other Authorities

General

We are subject to extensive federal, state and local regulations related to our operations, particularly our video lottery (slot) operations, live harness racing and pari-mutuel wagering.  These operations are contingent upon continued government approval of such operations as forms of legalized gaming and could be subjected at any time to additional or more restrictive regulations.  The following is a brief outline of some of the more significant regulations affecting our gaming operations and not intended as a recitation of all regulations applicable to our business.

Delaware law regulates the percentage of commission we are entitled to receive from our gaming activities, which comprises a significant portion of our overall revenues.  Our licenses to conduct video lottery (slot) machine operations, harness horse races and pari-mutuel wagering could be modified or repealed at any time and we could be required to terminate our gaming operations.

Video Lottery (Slot) Operations

General.  Video lottery (slot) operations are by statute operated and administered by the Lottery Director.  We are a Licensed Agent authorized to conduct video lottery (slot) operations under the Delaware State Lottery Code.

A “video lottery (slot) machine” is defined by law as any machine in which bills, coins or tokens are deposited in order to play in a game of chance in which the results, including options available to the player, are randomly and immediately determined by the machine.  A machine may use spinning reels or video displays or both, and may or may not dispense coins or tokens directly to winning players.  A machine shall be considered a video lottery (slot) machine notwithstanding the use of an electronic credit system making the deposit of bills, coins or tokens unnecessary.  Various video lottery (slot) machines are in use at our casino.  All accept $1, $5, $10, $20, $50 and $100 bills.

The Lottery Director has discretion to adopt such rules and regulations as the Lottery Director deems necessary or desirable for the efficient and economical operation and administration of the system, including (i) type and number of games permitted, (ii) pricing of games, (iii) numbers and sizes of prizes, (iv) manner of payment, (v) value of bills, coins or tokens needed to play, (vi) requirements for licensing agents and service providers, (vii) standards for advertising, marketing and promotional materials used by Licensed Agents, (viii) procedures for accounting and reporting, (ix) registration, kind, type, number and location of video lottery (slot) machines on a Licensed Agent’s premises, (x) security arrangements for the video lottery system, and (xi) reporting and auditing of financial information of Licensed Agents.

Licensing Requirements.  We were granted a license on December 13, 1995.

There are continuing licensure requirements for all officers, directors, key employees and persons who own directly or indirectly 10% or more of a Licensed Agent, which licensure requirements shall include the satisfaction of such security, fitness and background standards as the Lottery Director may deem necessary relating to competence, honesty and integrity, such that a person’s reputation, habits and associations do not pose a threat to the public interest of the State or to the reputation of or effective regulation and control of the video lottery; it being specifically understood that any person convicted of any felony, a crime involving gambling, or a crime of moral turpitude within 10 years prior to applying for a license or at any time thereafter shall be deemed unfit.

There are similar licensure requirements for providers of the video lottery (slot) machines and certain companies that seek to provide services to a Licensed Agent.  Caesars has been licensed to provide management services to the Company.

Revocation, Suspension or Modification of License. The Lottery Director may revoke or suspend the license of a Licensed Agent, such as ours, for “cause.”  “Cause” is broadly defined and could potentially include falsifying any application for license or report required by the rules and regulations, the failure to report any information required by the rules and regulations, the material violation of any rules and regulations promulgated by the Lottery Director or any conduct by the licensee which undermines the public confidence in the video lottery system or serves the interest of organized gambling or crime and criminals in any manner.  A license may be revoked for an unintentional violation of any federal, state or local law, rule or regulation provided that the violation is not cured within a reasonable time as determined by the Lottery Director.  A hearing officer’s decision revoking or suspending the license shall be appealable to the Delaware Superior Court under the provisions of the Administrative Procedures Act.  All existing or new officers, directors, key employees and owners of a Licensed Agent are subject to background investigation.  Failure to satisfy the background investigation may constitute cause for suspension or revocation of the License.

Ownership Changes.  Under Delaware law, a change of ownership of a Licensed Agent will automatically terminate its license 90 days after the change of ownership occurs, unless the Lottery Director determines after application to issue a new license to the new owners.  Change of ownership may occur if any new individual or entity acquires, directly or indirectly, 10% or more of the Licensed Agent or if more than 20% of the legal or beneficial interest in the Licensed Agent is transferred, whether by direct or indirect means.  The Commission may require extensive background investigations of any new owner acquiring a 10% or greater interest in a Licensed Agent, including criminal background checks.  Accordingly, the Company has a restrictive legend on its shares of common stock which require that (a) any holders of common stock found to be disqualified or unsuitable or not possessing the qualifications required by any appropriate gaming authority could be required to dispose of such stock and (b) any holder of common stock intending to acquire 10% or more of the outstanding common stock of the Company must first obtain prior written approval from the Delaware State Lottery Office.

Harness Racing Events.  In order to maintain our license for video lottery (slot) machine gaming, we are required to maintain our license for harness horse racing with the Commission and must conduct a minimum of 80 live race days each racing season, subject to the availability of racing stock.

Control Over Equipment and Technology.  The Company does not own or lease the video lottery (slot) machines or computer systems used by the State in connection with its video lottery gaming operations.  The Lottery Director enters into contracts directly with the providers of the video lottery (slot) machines and computer systems (the “Technology Providers”).  Equipment is provided to the State by sale or lease and all Technology Providers must be licensed by the Lottery Director.  There are also limitations on the number of video lottery (slot) machines that may be used at any one facility that are supplied by the same Technology Provider.  The operations of the Company could be disrupted in the event that a licensed Technology Provider in any way breaches its agreement with the State or ceases to be properly licensed for any reason.  Such an event would be outside of the control of the Company.

Harness Racing and Pari-Mutuel Wagering

Licensing Requirements.  Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission.  The Company holds a license from the Commission by which it is authorized to hold harness race meetings on its premises and to make, conduct and sell pools by the use of pari-mutuel machines or totalizators.  The license must be renewed on an annual basis.  The Commission may reject an application for a license for any cause which it deems sufficient and the action of the Commission is final.  The Commission may also suspend or revoke a license which it has issued and its action in that respect is final, subject to review, upon questions of law only, by the Superior Court of the County within which the license was granted.  The action of the Commission stands unless and until reversed by the Court.  The Company has received an annual license from the Commission for the past 35 consecutive years and management believes that its relationship with the Commission remains good.  However, there can be no assurances that the Company will continue to be licensed by the Commission in the future.

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

USTA.  Any license granted by the Commission is also subject to such reasonable rules and regulations as may be prescribed from time to time by the United States Trotting Association (“USTA”).  The USTA sets various rules relating to the conduct of harness racing.  According to its Articles of Incorporation, the purposes of the USTA shall include the improvement of the breed of trotting and pacing horses, the establishment of rules regulating standards and the registration of such horses thereunder, the advancement and promotion of the interest of harness racing in the United States, the investigation, ascertainment and registration of the pedigrees of such horses, the regulation and government of the conduct of the sport of harness racing, the establishment of rules for the conduct thereof, not inconsistent with the laws of the various states, and the sanctioning of the holding of exhibitions of such horses and meetings for the racing thereof, the issuance of licenses to qualified persons to officiate at harness race meetings and exhibitions, the issuance of licenses to the owners of horses permitting the exhibition and racing of such horses and the qualification thereof, the issuance of licenses to drivers of horses participating in such races or exhibitions, and providing for the enforcement of the rules promulgated by the USTA, and providing for the fixing of penalties, fines, and the suspension or expulsion from membership, or privileges or for any other misconduct detrimental to the sport.

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

The State has enacted a ban on smoking in all indoor public facilities with certain minor exceptions such as fire halls and fraternal organization premises where fundraising takes place.  The ban became effective November 27, 2002.  The law prohibits smoking inside the Company’s casino, hotel and conference center, restaurants, harness track indoor grandstands and simulcasting facilities, provided that smoking is permitted in up to 25% of the rooms in the hotel.  Efforts to seek legislative relief from the law have been unsuccessful.

Our operations are also subject to a variety of other rules and regulations, including, but not limited to, zoning, environmental, construction and land-use laws and regulations.

Competition

The gaming industry in the United States is intensely competitive and features many participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery (slot) and poker machines, whether or not located in casinos, native American gaming, pari-mutuel wagering on live and simulcast horse racing, off track betting, state run lotteries, internet gambling and other forms of gambling. Gaming competition is particularly intense in each of these markets.

The legalization of new or additional casino or other gaming venues in jurisdictions close to Delaware, particularly Maryland, Virginia, Washington, D.C., Pennsylvania or New Jersey, could negatively impact our gaming business. From time to time legislation is proposed for adoption in these jurisdictions, as it has been for several years in Maryland and Pennsylvania, which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.

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

Competition for our hotel and conference center varies and consists of local and regional competition. With respect to hotel accommodations only, we compete with a variety of nearby hotels in the Dover area; however, few of these offer the luxury accommodations that we offer. With respect to trade shows, conferences, concerts and hotel room packages tied to these events or tied to our casino and other gaming offerings, we compete at a regional level with the other gaming operations referred to above and with convention centers and larger hotels in major cities such as Philadelphia, Washington, D.C., Baltimore and Wilmington.

In addition, our activities compete with other leisure, entertainment and recreational activities.

Growth Strategies

We offer a unique gaming and entertaining experience and make available to our patrons a number of different options: slot machine gaming, live harness horse racing, fine dining, national recording and entertainment acts, live boxing and simulcasting of thoroughbred and harness horse races from across the United States. Our mission is simple: to provide all of our customers a premier gaming and entertainment experience with a focus on quality customer service. Our growth strategy is to foster customer loyalty by following this mission, focus on our most valuable customers, expand and improve the quality of our slot gaming positions, enhance our gaming products with additional entertainment offerings and create an exciting gaming environment while focusing on areas that we believe will increase our revenue and profitability. Our efforts in this regard include the following:

Increase The Utilization Of Our Casino

At December 31, 2003, we had 2,000 video lottery (slot) machines at our Dover facility.  In an effort to increase the revenues from its three video lottery agents, the State passed legislation in June 2003 which extended the operating hours for video lottery agents and permitted the Lottery Director to authorize 500 additional video lottery (slot) machines at each licensed facility.  This sets 2,500 as the maximum number of machines permitted per Licensed Agent.  The Company has completed its architectural design work and has begun construction of 11,000 additional square feet of gaming space to accommodate installation of the 500 newly authorized machines within its existing casino complex.  Installation of all 500 additional machines is expected to be complete by March 31, 2004.  The new legislation also authorizes the use of separate video lottery (slot) machines for promotional tournaments, provides for the introduction of popular franchise games with the State assuming one-half of the incremental expenses and allows the Lottery Director to enter into agreements with other state or international lotteries for linked participation in progressive lottery games.

We use a sophisticated database marketing program to develop long-term relationships with our patrons and to target promotions to specific customer segments. Our Capital Club, a slots players club and tracking system, allows us to identify customers and to reward their level of play through awards programs. Membership in this club currently stands at approximately 150,000 active patrons.  We are in the process of installing a state-of-the-art customer management and slot data system.  Our new system will allow us to market our property more effectively and allow for the ultimate conversion of our casino floor to ticket-in, ticket-out (cashless) technology.  We expect to increase attendance at both our casino and hotel and conference center through effective promotional use of our database and by making improvements to our facilities and gaming offerings based on what we learn from our Capital Club members. For example, we continue to add machines with differing denominations and progressive slot machines with large jackpot sizes because they offer patrons a more exciting gaming experience.

On May 30, 2003, the Committee issued a favorable assessment as to the merits of conducting sports wagering in the State through its video lottery agents.  The Committee concluded that sports gaming is feasible in the State, outlined proposed structures for its implementation and provided various financial projections.  The report has been provided to the General Assembly for consideration.  By Federal law, Delaware is the only state east of Montana where sports betting is legally permitted, though enabling legislation would need to be passed by the Delaware General Assembly.

Capitalize On Our Luxury Hotel And Conference Center

Our luxury hotel facility, the Dover Downs Hotel and Conference Center, is located adjacent to our casino.  The facility was partially opened in the first quarter of 2002 and was completed in April 2002.  The first phase of the hotel and conference center includes 232 rooms, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and health spa. Additional construction that occurred in adjacent facilities during the first phase included, among other things, building a new 425-seat buffet restaurant, renovating the enclosed harness racing grandstand with state-of-the-art simulcasting facilities and building an HVAC plant. The second phase, if implemented, is expected to include an additional 268 rooms. With this facility, we are capitalizing on the need for luxury hotel accommodations in the Dover area and offering a wider range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, trade shows and conferences.  The facility allows us to attract new patrons and lengthen the stay of current patrons.

Increase The Attendance And Wagering On Live Harness Horse Racing Through Increased Purse Levels

With a percentage of video lottery (slot) machine revenues supplementing the purses for the horsemen, we have experienced dramatic increases in the amount of our purses.  As of the end of our 2002-2003 season, our average daily purse distribution had increased to $171,000 from $8,000 in 1995. According to information published by the Harness Tracks of America, Inc., an association we belong to comprised of harness race tracks throughout the world, this level would have us ranked second among thirty-six United States harness tracks in daily purse distribution.  The result is that we continue to attract higher quality horses.  We have such prestigious events as our annual “Progress Pace” with an estimated $400,000 purse, an event which attracts the country’s top three-year-old horses.  Bettors are attracted to races with larger purses and typically wager more on the higher quality and more predictable horses. We have also completed various upgrades to enhance the harness horse racing facilities, including renovations to the track and grounds, receiving barn and paddock areas and, more recently, our simulcast parlor which has state-of-the-art facilities that allow year round wagering. We continue to focus on improvements that we believe allow us to increase attendance and wagering, including wagering on our events from other tracks and off track wagering facilities that receive our racing signal during our race season.

Seasonality

Gaming & Entertainment’s quarterly operating results are affected by weather and the general economic conditions in the United States. Our quarterly operating results are generally distributed evenly throughout the year. However, the results for any quarter are not necessarily indicative of results to be expected in any future period.

Employees

As of December 31, 2003, Gaming & Entertainment had approximately 759 full-time employees and 137 part-time employees. We engage temporary personnel to assist during our live harness racing season. None of our employees are party to a collective bargaining agreement and we believe that our relationship with our employees is good.

Available Information

We file annual, quarterly and current reports, information statements and other information with the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is http://www.sec.gov.

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found.  The address of our Internet website is http://www.doverdowns.com. We provide a link on our website, under Investor Relations, to our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.

Item 2.    Properties

We own our principal executive office located in Dover, Delaware; Dover Downs Slots—our 80,000 square foot casino (which after the latest construction estimated to be completed by March 31, 2004 will be 91,000 square feet); the Dover Downs Hotel and Conference Center—featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and the Dover Downs Raceway—indoor grandstands, betting and simulcasting parlors, all of which are located at our entertainment complex situated on approximately 78 acres of land owned by us.

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

Part II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Gaming & Entertainment’s common stock is listed on the New York Stock Exchange under the ticker symbol “DDE.”  Gaming & Entertainment Class A common stock is not publicly traded but is freely convertible into Gaming & Entertainment common stock at any time at the option of the holder thereof.  As of February 29, 2004, there were 10,333,112 shares of common stock and 16,145,059 shares of Class A common stock outstanding.  There were 1,157 holders of record for common stock and 16 holders of record for Class A common stock.

The high and low sales prices for the Company’s common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2003 and 2002, beginning after the Company’s spin-off from DVD, are detailed in the following table.  The Company’s spin-off from DVD became effective on March 31, 2002, at which time Gaming & Entertainment became an independent public company.

Quarter Ended:	High	Low	Dividends Declared

December 31, 2003	$10.00	$8.02	$0.05
September 30, 2003	10.35	7.97	0.05
June 30, 2003	10.04	8.80	0.05
March 31, 2003	10.15	8.45	0.05

December 31, 2002	10.55	7.65	0.05
September 30, 2002	13.00	7.41	0.0375
June 30, 2002	14.90	11.60	0.0375

Equity Compensation Plan Information

Securities authorized for issuance under equity compensation plans at December 31, 2003 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	862,360	$10.02	626,859

Equity compensation plans not approved by security holders	—	—	—
Total	862,360	$10.02	626,859

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  During 2003, the Company purchased and retired 169,945 shares of its outstanding common stock at an average price of $8.96 per share.  Gaming & Entertainment did not repurchase any outstanding shares of its common stock during the fourth quarter of 2003.  At December 31, 2003, the Company had remaining repurchase authority of 1,830,055 shares.

Item 6.    Selected Financial Data

The following table summarizes certain selected consolidated financial data of Gaming & Entertainment, which has been derived from the consolidated financial statements of Gaming & Entertainment for the years ended December 31, 2003, 2002 and 2001, the six months ended December 31, 2000 and for each of the two years ended June 30, 2000. The historical information may not be indicative of Gaming & Entertainment’s future performance as an independent public company. This information set forth below should be read in conjunction with “Management’s Discussion And Analysis of Financial Condition And Results of Operations,” the “Consolidated Financial Statements” and the notes thereto, included elsewhere in this document.

Five Year Selected Financial Data

					Six Months Ended Dec. 31, 2000
	Years Ended December 31,						Years Ended June 30,
	2003	2002	2001				2000		1999
Consolidated Statement of Earnings Data (in thousands, except per share data):
Revenues:
Gaming	$175,023	$193,723	$175,065		$79,897		$158,398		$130,519
Other operating	32,476	26,083	12,550		5,796		10,567		9,093
Gross revenues	207,499	219,806	187,615		85,693		168,965		139,612
Less - promotional allowances	18,667	13,331	6,322		2,941		4,450		3,651
	188,832	206,475	181,293		82,752		164,515		135,961
Expenses:
Gaming	138,423	148,817	132,587		58,731		118,987		97,766
Other operating	9,899	10,351	5,205		2,360		4,821		4,306
Depreciation	6,287	5,176	2,211		1,037		1,798		1,269
General and administrative	4,317	5,061	4,676		1,991		3,375		2,694
	158,926	169,405	144,679		64,119		128,981		106,035
Operating earnings	29,906	37,070	36,614		18,633		35,534		29,926
Interest expense, net	842	903	1,020		—		216		85
Earnings before income taxes	29,064	36,167	35,594		18,633		35,318		29,841
Income taxes	11,827	14,725	14,499		7,577		14,366		12,145
Net earnings	$17,237	$21,442	$21,095		$11,056		$20,952		$17,696

Net earnings per common share (a):			(unaudited	)	(unaudited	)	(unaudited	)
Basic	$0.65	$0.80	$0.79		$0.42		$0.82
Diluted	$0.65	$0.80	$0.79		$0.42		$0.82

Dividends declared per common share	$0.20	$0.125

Selected Consolidated Operating Data (unaudited):
Total slots facility attendance (in thousands)	2,476	2,615	2,512		1,212		2,343		1,933
Avg. number of slot machines	2,000	2,000	2,000		2,000		1,723		1,191
Casino square footage	80,000	80,000	80,000		80,000		80,000		65,000

	December 31,				June 30,
	2003	2002	2001	2000	2000	1999
Consolidated Balance Sheet Data (in thousands):
Working capital (deficit)	$8,917	$7,117	$(3,173)	$37,166	$31,486	$19,796
Total assets	152,159	152,506	135,650	101,013	90,553	60,461
Long-term debt	31,225	40,890	—	—	—	—
Total stockholders’ equity (b)	94,975	84,439	102,653	81,558	70,502	49,550

(a)          Net earnings per common share information for periods prior to April 1, 2002, the day after the effective date of the spin-off from DVD, was calculated using the pro forma average outstanding common shares and Class A common shares for Gaming & Entertainment. The pro forma average outstanding common shares and Class A common shares were derived from DVD’s common shares and Class A common shares outstanding for the periods presented using the distribution ratio of 0.7 shares of Gaming & Entertainment common stock and Class A common stock for each share of DVD common stock and Class A common stock, respectively. Outstanding stock options of Gaming & Entertainment was calculated assuming the stock options related to each individual who became a Gaming & Entertainment employee or both a DVD and a Gaming & Entertainment employee subsequent to the spin-off were outstanding Gaming & Entertainment options during each period presented.

(b)         On April 1, 2002 in connection with our spin-off from DVD, Gaming & Entertainment paid down $45 million of the amounts outstanding under DVD’s credit facility. This payment was recorded as a charge to stockholders’ equity.

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is based upon and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots – which with its 2004 expansion estimated to be completed by March 31, 2004, will be a 91,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel and Conference Center – featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races.

More than 80% of the Company’s gross revenue is derived from video lottery (slot) machine win (as defined below).  Several factors contribute to the video lottery (slot) machine win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the company’s market,

•                  The quantity and types of machines available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels, and

•                  Marketing programs.

The Company believes that it is holds a strong position in each of these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a 2 hour drive. According to the 2000 United States Census, approximately 32.8 million people live within 150 miles of the complex.  There are significant barriers to entry related to the gaming business in Delaware, such as the statutory limitation of gaming licenses to the three existing horse racing facilities.  The Company’s property, designed and developed with the assistance of Caesars World Gaming Development Corporation (“Caesars”) is similar to properties found in the country’s largest gaming markets.  The Company offers the only luxury hotel in the Delaware gaming market, providing a strong marketing tool, especially to higher end players.  The Company has, and is currently upgrading, its slot marketing system to allow for the most efficient marketing programs and the highest levels of customer service.

The biggest risks to the Company are increased competition in surrounding states from the legalization of new or additional casino or other gaming venues and the fact that all of our operations are located at one facility.  The Company has therefore focused on creating the region’s premier gaming destination and building and rewarding customer loyalty through innovative marketing efforts and unparalleled customer service.

Results of Operations

Gaming revenues represent the net win from video lottery (slot) machine wins and losses and commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.

For the video lottery operations, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in the Company’s financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the video lottery operations, collects the State of Delaware’s (the “State’s”) share of the win and the amount due to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to the Company as its commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the video lottery (slot) machines and associated computer systems, and (iii) for harness horse racing purses. The Company recognizes revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms, food and beverage sales and other miscellaneous income are recognized at the time the service is provided.

The retail value of hotel rooms, food, beverage and other items that are provided to customers without charge has been included in gross revenues and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.

Year Ended December 31, 2003 vs. Year Ended December 31, 2002

Gaming revenue decreased by $18,700,000, or 9.7%, to $175,023,000, primarily the result of the enactment in November 2002 of the Delaware Clean Indoor Air Act (the “Act”) and to a lesser extent from severe weather in February 2003 and Hurricane Isabel in September 2003.  From January 2002 through November 2002, slot win grew each month at an average rate of 12.7%.  On November 27, 2002, the Delaware Clean Indoor Air Act became effective.  The Act prohibits smoking inside the Company’s casino, hotel and conference center, restaurants, harness track indoor grandstands and simulcasting facilities, provided that smoking is permitted in up to 25% of the rooms in the hotel.  Prior to the effective date of the Act, we derived significant revenues from designated smoking areas.  During the first year of the smoking ban, the Company’s slot win declined approximately 11.3% compared to the previous year.  In December 2003, slot win increased for the first time in 2003 versus the same month in 2002; by approximately 7%.  Efforts to seek legislative relief from the law have been unsuccessful.  If the smoking ban continues in its current form, the Company’s revenues, earnings and cash flows could continue to be negatively impacted compared with results prior to the Act.

In an effort to increase the revenues from its three video lottery agents, the State passed legislation in June 2003 which extended the operating hours for video lottery agents and permitted the Lottery Director to authorize 500 additional video lottery (slot) machines at each licensed facility.  This sets 2,500 as the maximum number of machines permitted per Licensed Agent.  The Company has completed its architectural design work and has begun construction of 11,000 additional square feet of gaming space to accommodate installation of the 500 newly authorized machines within its existing casino complex.  Installation of all 500 additional machines is expected to be complete by March 31, 2004.

Other operating revenues increased by $6,393,000, or 24.5%, to $32,476,000, primarily due to higher occupancy levels at the Dover Downs Hotel and Conference Center and the result of the hotel being open for all of 2003 compared with only a portion of 2002.  The hotel opened with approximately 100 rooms on February 15, 2002 and added rooms during the next two months with the entire 232-room facility opened as of April 6, 2002.  Additionally, the Company received $1,300,000 in the fourth quarter of 2003 from its insurance carrier to settle a business interruption claim related to the opening of the Dover Downs Hotel and Conference Center.  In the fourth quarter of 2002, the Company received a $250,000 payment related to this claim.

Other operating revenues for 2003 and 2002 included $18,667,000 and $13,331,000, respectively, related to promotional items provided to customers without charge.  The increase in promotional allowances is primarily due to the Company’s expanded marketing efforts to attract more casino customers to the hotel by providing additional complimentary and discounted hotel rooms and the result of the Dover Downs Hotel and Conference Center being open for all of 2003 compared with only a portion of 2002.

Gaming expenses decreased by $10,394,000, or 7.0%, reflecting the lower gaming revenues. Amounts retained by the State of Delaware and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems decreased by $7,291,000, or 10.9%, and $184,000, or 2.0%, respectively.  Amounts allocated from the video lottery operation for harness horse racing purses decreased from $22,307,000 in 2002 to $20,143,000 in 2003.  These decreases were offset by a $2,326,000 increase in the cost of advertising and promotions in 2003. All other gaming expenses decreased $3,081,000 compared with 2002.

Other operating expenses decreased by $452,000, primarily the result of a larger interdepartmental allocation to the casino operations for the estimated cost of providing the increased promotional allowances.

Depreciation expense increased by $1,111,000 primarily due to the Dover Downs Hotel and Conference Center being open for all of 2003 compared with only a portion of 2002 and information system upgrades in the casino and administrative departments.

General and administrative expenses decreased by $744,000 to $4,317,000 from $5,061,000 in 2002, primarily due to cost cutting measures implemented to offset the effects of the decrease in gaming revenues, including reducing headcount and other administrative costs.

Interest expense was $842,000 in 2003, none of which was capitalized.  The Company incurred $1,254,000 of interest in 2002 of which $351,000 was capitalized.  The Company’s average interest rate decreased from 2.95% during 2002 to 2.07% during 2003.

The Company’s effective income tax rate was 40.7% for the years ended December 31, 2003 and 2002.

Net earnings were $17,237,000 in 2003compared to $21,442,000 in 2002.  The decrease of $4,205,000, or 19.6%, was primarily due to lower gaming revenues resulting from the enactment of the Delaware Clean Indoor Air Act and inclement weather and increased depreciation expense from the opening of the Dover Downs Hotel and Conference Center in April 2002, offset by increases in other operating revenues and lower general and administrative expenses.

Year Ended December 31, 2002 vs. Year Ended December 31, 2001

Gaming revenues increased by $18,658,000, or 10.7%, to $193,723,000, primarily the result of increased play in the casino.  The opening of the Dover Downs Hotel and Conference Center and other expanded marketing and promotional activities were the major contributors to the increased slot machine play.  The new hotel facility allows us to attract new patrons and lengthen the stay of current patrons.  From January 2002 through November 2002, slot win grew each month at an average rate of 12.7%.  On November 27, 2002, the Delaware Clean Indoor Air Act became effective and as a result gaming revenues declined 13.1% in December 2002 compared to December 2001.

Other operating revenues increased by $13,533,000, or 107.8%, to $26,083,000, primarily the result of the opening of the Dover Downs Hotel and Conference Center in April 2002.

Other operating revenues for 2002 and 2001 included $13,331,000 and $6,322,000, respectively, related to promotional items provided to customers without charge.  The increase in promotional allowances is primarily due to the opening of the Dover Downs Hotel and Conference Center in 2002.

        Gaming expenses increased by $16,230,000, or 12.2%, reflecting the higher gaming revenues. Amounts retained by the State of Delaware, and the amount collected by the State of Delaware for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $7,204,000 and $503,000, respectively.  Amounts allocated from the video lottery operation for harness horse racing purses were $22,307,000 in 2002 compared with $20,232,000 in 2001. The other significant expense increases were wages and related employee benefits of $1,129,000 and the cost of promotional allowances of $4,521,000.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $24,178,000 for the year ended December 31, 2003 compared to $23,832,000 for the year ended December 31, 2002.  The increase in 2003 as compared to 2002 was primarily due to the timing of cash receipts from the Delaware State Lottery Office related to our commission and the timing of income tax payments and payments to vendors, partially offset by the decrease in earnings after income taxes but before depreciation and amortization from $26,678,000 in 2002 to $23,555,000 in 2003.  There were no other material changes in items affecting operating cash flows.

Net cash used in investing activities was $6,383,000 for the year ended December 31, 2003 compared to $20,652,000 for the year ended December 31, 2002.  The decrease in 2003 as compared with 2002 was primarily due to the completion of construction of the Dover Downs Hotel and Conference Center in April 2002.

Net cash used in financing activities was $16,493,000 for the year ended December 31, 2003 compared to $5,777,000 for the year ended December 31, 2002.  The change was primarily due to the repayment of outstanding borrowings under our credit facility and the repurchase of 169,945 shares of the Company’s outstanding common stock during 2003.  Additionally, the Company paid $5,305,000 in regular quarterly cash dividends during 2003 compared with $3,333,000 during 2002.  Since the spin-off was effective March 31, 2002, the Company paid dividends for three quarters of 2002 as compared to four quarters of 2003 and the Company increased its quarterly dividend payments from $0.0375 per share to $0.05 per share beginning in the fourth quarter of 2002.

On January 28, 2004, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $.05 per share.  The dividend is payable on March 10, 2004 to stockholders of record at the close of business on February 10, 2004.

On October 23, 2002, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  Through the date of filing this Annual Report on Form 10-K, the Company purchased and retired 169,945 shares of its outstanding common stock at an average price of $8.96 per share.

Based on current business conditions, the Company expects to make capital expenditures of approximately $10,000,000 during 2004.  These expenditures primarily relate to construction and renovations to allow for the addition of 500 slot machines at our video lottery casino, additional amenities at our luxury hotel and site improvements, such as parking and signage, as well as the purchase of a new customer management and slot data system.  Additionally, the Company expects to contribute approximately $1,100,000 to its pension plans in 2004.

At December 31, 2003, we had a $45,000,000 unsecured revolving line of credit.  The credit facility was amended on February 19, 2004 to reduce it to $40,000,000 and extend its term to April 30, 2006.  At December 31, 2003, $31,225,000 was outstanding under the facility.  Based on current business trends, we believe that our cash flows from operations and the funds available pursuant to our revolving credit facility, and extensions of such, will be sufficient to meet our short and long-term cash needs.  Any significant expansion of our gaming facility that we may decide to undertake, any significant acquisitions, or any material adverse change in our operations could cause the need for additional financing.  The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through 2004, as well as any cash dividends the Company’s Board of Directors may declare.  We expect cash flows from operating activities and funds available from our credit facility, and its extensions, to also provide for long-term liquidity.

The introduction or expansion of gaming in nearby states would have a material adverse effect on our cash flows and results of operations.  However, the Company believes that even if some form of new or expanded gaming is approved by surrounding states, the likelihood of any facility opening or significantly expanding in 2004 is remote.

Recent Legislative and Regulatory Developments

In an effort to increase the revenues from its three video lottery agents, the State passed legislation in June 2003 which extended the operating hours for video lottery agents and permitted the Director of the Delaware State Lottery Office (the “Lottery Director”) to authorize 500 additional video lottery (slot) machines at each licensed facility.  This sets 2,500 as the maximum number of machines permitted per Licensed Agent.  The Company has completed its architectural design work and has begun construction of 11,000 additional square feet of gaming space to accommodate installation of the 500 newly authorized machines within its existing casino complex.  Installation of all 500 additional machines is expected to be complete by March 31, 2004.  The new legislation also authorizes the use of separate video lottery (slot) machines for promotional tournaments, provides for the introduction of popular franchise games with the State assuming one-half of the incremental expenses and allows the Lottery Director to enter into agreements with other state or international lotteries for linked participation in progressive lottery games.  The new law also revised the video lottery distribution formula to increase the State’s share of the video lottery proceeds by assessing a 1.25% surcharge on commissions received by video lottery agents.  In addition, recent regulatory changes allow video lottery agents to extend credit to gaming customers and effectively removed the $100 betting limit per machine.

On May 30, 2003, a committee created by the Delaware House of Representatives (the “Committee”) issued a favorable assessment as to the merits of conducting sports wagering in the State through its video lottery agents.  The Committee concluded that sports gaming is feasible in the State, outlined proposed structures for its implementation and provided various financial projections.  The report has been provided to the Delaware General Assembly for consideration.  By Federal law, Delaware is the only state east of Montana where sports betting is legally permitted, though enabling legislation would need to be passed by the Delaware General Assembly.

Contractual Obligations

At December 31, 2003, the Company had the following contractual obligations (as adjusted to reflect the amendment of our credit facility in February 2004):

		Payments Due by Period
	Total	2004	2005 – 2006	2007 – 2008	Thereafter
Notes payable to banks	$31,225,000	$—	$31,225,000	$—	$—
Purchase obligations	6,237,000	5,341,000	896,000	—	—
	$37,462,000	$5,341,000	$32,121,000	$—	$—

At December 31, 2003, we had a $45,000,000 unsecured revolving line of credit.  The credit facility was amended on February 19, 2004 to reduce it to $40,000,000 and extend its term to April 30, 2006.  At December 31, 2003, $31,225,000 was outstanding under the facility.

Purchase obligations at December 31, 2003 include contracts related to the installation of 500 additional video lottery (slot) machines and a state-of-the-art customer management and slot data system.  Both of these projects are expected to be complete by March 31, 2004, though payments related to the customer management and slot data system extend into 2005.

In May 1995, Dover Downs, Inc., a subsidiary of the Company, entered into a long-term management agreement with Caesars.  Caesars acts as our agent to manage our video lottery casino and is paid a management fee based on the operating results of the casino. Caesars has been properly licensed by the Delaware State Lottery Office to perform these functions. The Company does not expect to renew the agreement when it expires in December 2004 as we no longer rely on any Caesars’ employees or systems.  Amounts owed to Caesars under the agreement at December 31, 2003 for services provided through that date totaled $653,000 and are included in accrued liabilities.

Related Party Transactions

During the years ended December 31, 2003, 2002 and 2001, Gaming & Entertainment allocated corporate costs of $1,969,000, $495,000 and $2,307,000, respectively, to DVD for certain administrative and operations services, including DVD’s use of office space.  The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs.  In connection with DVD’s 2003 NASCAR event weekends, Gaming & Entertainment provided certain catering services for which DVD was invoiced $443,000.  DVD invoiced Gaming & Entertainment $206,000 for tickets purchased to the 2003 events and other event related items. As of December 31, 2003 and 2002, Gaming & Entertainment’s consolidated balance sheet includes a $96,000 payable to and a $793,000 receivable from DVD, respectively, for the aforementioned costs and for other payments made by the Company on DVD’s behalf.  The Company settled the $96,000 liability in the first quarter of 2004.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

For the year ended December 31, 2003, DVD reported a net operating loss for federal income tax purposes.  The loss was carried back to 2001, a period prior to the spin-off, which generated an alternative minimum tax credit carryforward, a portion of which is required to be paid to DVD under the Tax Sharing Agreement (see below); therefore, during the fourth quarter of 2003 Gaming & Entertainment recorded a $330,000 payable to DVD for the Company’s portion of the carryforward.  Gaming & Entertainment anticipates paying the amount in the first quarter of 2004.

During the third quarter of 2002, pursuant to the Tax Sharing Agreement, the Company paid DVD $2.7 million for its portion of DVD’s consolidated federal income tax liability for 2002.  Since the spin-off of the Company from DVD was effective on March 31, 2002, DVD’s 2002 federal income tax return included the operations of the Company for the first quarter of the year.

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

In conjunction with the Company’s spin-off from DVD, the two companies entered into various agreements that addressed the allocation of assets and liabilities between the companies and that define the companies’ relationship after the separation.  These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement and the Tax Sharing Agreement.  The companies have several common directors and officers.  Refer to NOTE 1—Dover Motorsports, Inc. Spin-off Of Its Gaming Business of the Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion.

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

Points Program

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points are issued on the basis that they expire after one year if the customer has no video lottery play during that time period.  The Company records the points as an expense when they are redeemed by the customers.  The points can be redeemed for various services and merchandise throughout the gaming facility; however, they are not redeemable for cash or casino play.

Accrued Pension Cost

The benefits provided by the Company’s defined-benefit pension plans are based on years of service and employee’s remuneration over their employment with the Company.  The Company establishes accrued pension costs in accordance with the provisions of Financial Accounting Standards Board Statement No. 87, Employers’ Accounting for Pensions. Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for the discount rate, assumed rate of compensation increase, and expected long-term rate of return on assets.  Changes in these estimates would impact the amounts that the Company records in its consolidated financial statements.

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

Recent Accounting Pronouncements

See NOTE 3—Summary of Significant Accounting Policies of the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors. The legalization of new or additional casino or other gaming venues in jurisdictions close to Delaware, particularly Maryland, Virginia, Washington, D.C., Pennsylvania or New Jersey, could negatively impact our gaming business. From time to time legislation is proposed for adoption in these jurisdictions, as it has been for several years in Maryland and Pennsylvania, which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability. Approximately 70% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia.

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

The Revocation, Suspension Or Modification Of Our Gaming Licenses Would Adversely Affect Our Gaming Business

The Delaware State Lottery Office and the Delaware Harness Racing Commission (the “Commission”) regulate our gaming operations. Our license from the Commission must be renewed on an annual basis. To keep our license for video lottery (slot) machine gaming, we must remain licensed for harness horse racing by the Commission and conduct at least 80 live race days each racing season, subject to the availability of harness race horses. The Commission has broad discretion to reject any application for a license or suspend or revoke a license once it is issued. The Lottery Director has broad discretion to revoke, suspend or modify the terms of a video lottery license. Any modification or termination of existing licensing regulations or any revocation, suspension or modification of our licenses could adversely affect our business, financial condition and overall profitability.

Our Gaming Activities Are Subject To Extensive Government Regulation And Any Additional Government Regulation Or Taxation Of Gaming Activities Could Substantially Reduce Our Revenue Or Profit

Video lottery (slot) machine gaming, harness horse racing and pari-mutuel wagering are subject to extensive government regulation. Delaware law regulates the win we are entitled to retain and the percentage of commission we are entitled to receive from our gaming revenues, which comprises a significant portion of our overall revenues. The State granted us a license to conduct video lottery (slot) machine operations and a license to conduct harness horse races and pari-mutuel wagering. The laws under which these licenses are granted could be modified or repealed at any time and we could be required to terminate our gaming operations. If we are required to terminate our gaming operations or if the amount of the commission we receive from the State for conducting our gaming operations is decreased, our business operations and overall profitability would be significantly impaired.

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

The State of Delaware’s Public Smoking Ban Continues To Negatively Impact Our Revenues And Earnings

The State has enacted a ban on smoking in all indoor public facilities with certain minor exceptions such as fire halls and fraternal organization premises where fundraising takes place.  The ban became effective November 27, 2002.  The law prohibits smoking inside the Company’s casino, hotel and conference center, restaurants, harness track indoor grandstands and simulcasting facilities, provided that smoking is permitted in up to 25% of the rooms in the hotel.  Efforts to seek legislative relief from the law have been unsuccessful.  If the smoking ban continues in its current form, the Company’s revenues, earnings and cash flows could continue to be negatively impacted compared with results prior to the ban.

We Do Not Own Or Lease Our Video Lottery (Slot) Machines And Related Technology

We do not own or lease the video lottery (slot) machines or central computer systems used in connection with our video lottery gaming operations. The Lottery Director enters into contracts directly with the providers of the video lottery (slot) machines and computer systems. The State purchases or leases all equipment and the Lottery Director licenses all technology providers. Our operations could be disrupted if a licensed technology provider violates its agreement with the State or ceases to be licensed for any reason. Such an event would be outside of our control and could adversely affect our gaming revenues.

Item 7A.    Quantitative And Qualitative Disclosure About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $31,225,000 at December 31, 2003 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at December 31, 2003 would cause a change in total annual interest costs of $312,000. The carrying values of these borrowings approximate their fair values at December 31, 2003.

Item 8.    Financial Statements And Supplementary Data

Gaming & Entertainment’s consolidated financial statements and the Independent Auditors’ Report included in this report are shown on the Index to Consolidated Financial Statements on page 30.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)          Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. The Company currently is in the process of further reviewing and documenting its disclosure controls and procedures, and its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)         Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2003 that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

Part III

Item 10.         Directors And Executive Officers Of The Registrant

Except as presented below, biographical information relating to the Company’s directors and executive officers, information regarding the Company’s audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2004.

The Company has adopted a Code of Ethics applicable to the Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions as designated by the Company’s Chief Executive Officer.  A copy of the Code of Ethics is available on the Company’s website at http://www.doverdowns.com. The Company will post on its website any amendments to, or waivers from, its Code of Ethics as required by law.

Executive Officers of the Registrant.  As of December 31, 2003, the executive officers of the registrant were:

Name	Position	Age	Term of Office

Denis McGlynn	President and Chief Executive Officer	58	11/79 to date

Edward J. Sutor	Executive Vice President and Chief Operating Officer	54	3/99 to date

Timothy R. Horne	Sr. Vice President-Finance, Treasurer and Chief Financial Officer	37	11/96 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	44	7/99 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer of the Company.  Mr. Tippie also serves as Chairman of the Board to DVD as a non-employee director and has served DVD in that capacity, or as Vice Chairman of the Board, for over 5 years.

Denis McGlynn also serves as President and Chief Executive Officer to DVD, a position he has held for 23 years.

Edward J. Sutor previously served as Executive Vice President to DVD, a position he held from 1999 to 2002.  From 1983 until 1999, Mr. Sutor served as Senior Vice President of Finance at Caesars Atlantic City.

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

Item 11.         Executive Compensation

The information called for by this Item 11 is incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2004.

Item 12.         Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2004.

Item 13.         Certain Relationships And Related Transactions

The information called for by this Item 13 is incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2004.

Item 14.   Principal Accountant Fees And Services

The information called for by this Item 14 is incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2004.

Item 15.         Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)(1)	Financial Statements – See accompanying Index to Consolidated Financial Statements on page 30.

(2)	Financial Statement Schedules – None.

(3)	Exhibits:

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

10.9	Agreement between Dover Downs, Inc. and Delaware Standardbred Owners Association, Inc. dated October 22, 2003.

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

10.14	Second Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of February 19, 2004.

21	List of Subsidiaries of Dover Downs Gaming & Entertainment, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Information Statement dated as of March 7, 2002 (incorporated herein by reference to Exhibit 99.1 to the Form 10 filed on March 7, 2002).

99.2

Audit Committee Charter of Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to the Company’s Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2004).

(b)	Reports on Form 8-K

The Company furnished a Form 8-K on October 30, 2003 announcing that it had issued a press release on the same date regarding its third quarter financial results.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	March 9, 2004	Dover Downs Gaming & Entertainment, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Timothy R. Horne	Sr. Vice President-Finance,	March 9, 2004
Timothy R. Horne	Treasurer and Chief Financial Officer

/s/ Henry B. Tippie	Chairman of the Board	March 9, 2004
Henry B. Tippie

/s/ Kenneth K. Chalmers	Director and Chairman	March 9, 2004
Kenneth K. Chalmers	of the Audit Committee

/s/ R. Randall Rollins	Director	March 9, 2004
R. Randall Rollins

/s/ Patrick J. Bagley	Director	March 9, 2004
Patrick J. Bagley

/s/ John W. Rollins, Jr.	Director	March 9, 2004
John W. Rollins, Jr.

/s/ Melvin L. Joseph	Director	March 9, 2004
Melvin L. Joseph

/s/ Jeffrey W. Rollins	Director	March 9, 2004
Jeffrey W. Rollins

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors,
Dover Downs Gaming & Entertainment, Inc.:

We have audited the accompanying consolidated balance sheet of Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Philadelphia, Pennsylvania January 28, 2004, except as to Note 6, which is as of February 19, 2004

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF EARNINGS
AND COMPREHENSIVE EARNINGS

	Years ended December 31,
	2003	2002	2001
Revenues:
Gaming	$175,023,000	$193,723,000	$175,065,000
Other operating	32,476,000	26,083,000	12,550,000
Gross revenues	207,499,000	219,806,000	187,615,000
Less – promotional allowances	18,667,000	13,331,000	6,322,000
	188,832,000	206,475,000	181,293,000

Expenses:
Gaming	138,423,000	148,817,000	132,587,000
Other operating	9,899,000	10,351,000	5,205,000
Depreciation	6,287,000	5,176,000	2,211,000
General and administrative	4,317,000	5,061,000	4,676,000
	158,926,000	169,405,000	144,679,000

Operating earnings	29,906,000	37,070,000	36,614,000

Interest income	—	—	45,000

Interest expense	(842,000)	(903,000)	(1,065,000)

Earnings before income taxes	29,064,000	36,167,000	35,594,000

Income taxes	11,827,000	14,725,000	14,499,000

Net earnings	17,237,000	21,442,000	21,095,000

Change in minimum pension liability	127,000	(127,000)	—

Comprehensive earnings	$17,364,000	$21,315,000	$21,095,000

Net earnings per common share (Note 3):			(unaudited	)
Basic	$0.65	$0.80	$0.79
Diluted	$0.65	$0.80	$0.79

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$14,138,000	$12,836,000
Accounts receivable	1,914,000	2,991,000
Due from State of Delaware	8,670,000	9,624,000
Inventories	1,801,000	1,154,000
Prepaid expenses and other	2,414,000	1,462,000
Receivable from Dover Motorsports, Inc.	—	793,000
Income taxes receivable	—	859,000
Deferred income taxes	878,000	539,000
Total current assets	29,815,000	30,258,000

Property and equipment, net	122,344,000	122,248,000
Total assets	$152,159,000	$152,506,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,516,000	$7,091,000
Purses due horsemen	7,957,000	9,666,000
Accrued liabilities	6,015,000	6,253,000
Payable to Dover Motorsports, Inc.	96,000	—
Income taxes payable	53,000	—
Deferred revenue	261,000	131,000
Total current liabilities	20,898,000	23,141,000

Notes payable to banks	31,225,000	40,890,000
Deferred income taxes	5,061,000	4,036,000

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; issued and outstanding: December 31, 2003-10,333,112; 2002-10,503,057 shares	1,033,000	1,050,000
Class A common stock, $.10 par value; 50,000,000 shares authorized; issued and outstanding: December 31, 2003 and 2002-16,145,059 shares	1,615,000	1,615,000
Additional paid-in capital	67,454,000	68,960,000
Retained earnings	24,873,000	12,941,000
Accumulated other comprehensive loss	—	(127,000)
Total stockholders’ equity	94,975,000	84,439,000
Total liabilities and stockholders’ equity	$152,159,000	$152,506,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
Operating activities:
Net earnings	$17,237,000	$21,442,000	$21,095,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,287,000	5,176,000	2,211,000
Amortization of credit facility origination fees	31,000	60,000	—
Deferred income taxes	1,116,000	2,642,000	(33,000)
Changes in assets and liabilities:
Accounts receivable	1,077,000	(415,000)	(360,000)
Due from State of Delaware	954,000	(1,480,000)	(836,000)
Inventories	(647,000)	(288,000)	(537,000)
Prepaid expenses and other	(1,068,000)	136,000	(238,000)
Accounts payable	(575,000)	(3,870,000)	2,181,000
Purses due horsemen	(1,709,000)	2,097,000	1,311,000
Accrued liabilities	62,000	1,001,000	547,000
Payable to/receivable from Dover Motorsports, Inc.	371,000	(793,000)	—
Income taxes payable/receivable	912,000	(1,975,000)	1,821,000
Deferred revenue	130,000	99,000	(8,000)
Net cash provided by operating activities	24,178,000	23,832,000	27,154,000

Investing activities:
Capital expenditures	(6,383,000)	(20,652,000)	(63,827,000)
Net cash used in investing activities	(6,383,000)	(20,652,000)	(63,827,000)

Financing activities:
Borrowings from revolving debt	158,480,000	171,178,000	—
Repayments of revolving debt	(168,145,000)	(130,288,000)	—
Repayment of debt to Dover Motorsports, Inc.	—	(45,000,000)	—
Credit facility origination fees	—	(137,000)	—
Dividends paid	(5,305,000)	(3,333,000)	—
Repurchase of common stock	(1,523,000)	—	—
Proceeds from stock options exercised	—	73,000	—
Change in payable to/receivable from Dover Motorsports, Inc.	—	1,730,000	38,341,000
Net cash (used in) provided by financing activities	(16,493,000)	(5,777,000)	38,341,000

Net increase (decrease) in cash and cash equivalents	1,302,000	(2,597,000)	1,668,000
Cash and cash equivalents, beginning of year	12,836,000	15,433,000	13,765,000
Cash and cash equivalents, end of year	$14,138,000	$12,836,000	$15,433,000

Supplemental information:
Interest paid	$980,000	$630,000	$—
Income taxes paid	$10,325,000	$14,081,000	$12,711,000

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

In conjunction with the spin-off, the Company and DVD entered into various agreements that addressed the allocation of assets and liabilities between the two companies and that define the companies’ relationship after the separation.  These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement and the Tax Sharing Agreement.

The Agreement Regarding Distribution and Plan of Reorganization set forth the principal corporate transactions required to effect the separation of the gaming business from the motorsports business, and the continuation of the gaming business following such separation, including the allocation between the Company and DVD of certain assets and liabilities, and the distribution of shares of the Company’s common stock and Class A common stock.  As a result of the spin-off, all assets and liabilities relating to the gaming business were assumed and are owned by the Company or its subsidiaries, and all assets and liabilities relating to the motorsports business were assumed and are owned by DVD or its subsidiaries.

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

Refer to NOTE 10 – Related Party Transactions for further discussion.

NOTE 2—Business Operations

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots – an 80,000 square foot video lottery (slots) casino complex (which after the latest construction estimated to be completed by March 31, 2004 will be 91,000 square feet); the Dover Downs Hotel and Conference Center – featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and the Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races.

Our entertainment complex is located in Dover, the capital of the State of Delaware. Approximately 70% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia. .

Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness horse racing operations in 1969.  As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of DVD, and transferred all of the motorsports operations to Dover International Speedway, Inc.  Consequently, Dover Downs, Inc. became the operating entity for all of DVD’s gaming operations.  Dover Downs, Inc. ultimately became a wholly owned subsidiary of Gaming & Entertainment, which was incorporated in the State of Delaware (the “State”) in December 2001 in connection with its spin-off from DVD.

The Company is authorized to conduct video lottery operations as a “Licensed Agent” under the Delaware State Lottery Code. Pursuant to Delaware’s Horse Racing Redevelopment Act, enacted in 1994, the Delaware State Lottery Office administers and controls the operation of the video lottery.

The Company’s license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain its license to conduct video lottery operations, the Company is required to maintain its harness horse racing license.  The Company has received an annual license from the Commission for the past 35 consecutive years and management believes that its relationship with the Commission remains good.

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

Inventories—Inventories, primarily food and beverage items, are stated at the lower of cost or market with cost being determined on the first-in, first-out basis.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the year ended December 31, 2003, the Company incurred $842,000 of interest cost, none of which was capitalized.  During the years ended December 31, 2002 and 2001, the Company incurred $1,254,000 and $2,645,000 of interest cost, respectively, of which $351,000 and $1,580,000, respectively, was capitalized.

Income taxes—Deferred income taxes are provided in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 109, Accounting for Income Taxes, on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.

Revenue and expense recognition—Gaming revenues represent the net win from video lottery (slot) machine wins and losses and commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.

For the video lottery operations, which account for more than 80% of gross revenues for all periods presented, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in the Company’s consolidated financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the video lottery operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems, collects the amount allocable to purses for harness horse racing, and remits the remainder to the Company as its commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the video lottery (slot) machines and associated computer systems, and (iii) for harness horse racing purses. The Company recognizes revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms, food and beverage sales and other miscellaneous income are recognized at the time the service is provided.

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

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points are issued on the basis that they expire after one year if the customer has no video lottery play during that time period.  The points can be redeemed for various services and merchandise throughout the gaming facility; however, they are not redeemable for cash or casino play. The Company records the points as an expense when they are redeemed by the customers.

Advertising costs—The cost of general advertising is charged to operations as incurred.

Preopening (start-up) costs—Preopening costs represent primarily the direct salaries and other operating costs incurred by the Company prior to opening the Dover Downs Hotel and Conference Center. The Company accounted for these start-up activities under provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires the cost of start-up activities to be expensed as incurred.

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with FASB Statement No. 128, Earnings Per Share.  Weighted average shares used in computing basic and diluted EPS are as follows:

	Years ended December 31,
	2003	2002	2001
Basic EPS	26,511,000	26,643,000	26,569,000
Effect of dilutive options	26,000	82,000	208,000
Diluted EPS	26,537,000	26,725,000	26,777,000

For the years ended December 31, 2003 and 2002, options to purchase 667,960 and 243,639 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares during the period.

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

Accounting for stock options—The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The Company has elected to continue to use the intrinsic value method and based on this method did not record any stock-based compensation expense during the years ended December 31, 2003, 2002 and 2001.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation:

	Years ended December 31,
	2003	2002
Net earnings, as reported	$17,237,000	$21,442,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(608,000)	(285,000)
Pro forma net earnings	$16,629,000	$21,157,000

Net earnings per common share:
Basic – as reported	$0.65	$0.80
Basic – pro forma	$0.63	$0.79

Diluted – as reported	$0.65	$0.80
Diluted – pro forma	$0.63	$0.79

For disclosure purposes, the Company determined compensation cost for its stock options based upon the fair value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Risk-free interest rate	3.73%	4.68%
Volatility	45%	45%
Expected dividend yield	2.10%	1.10%
Expected life (in years)	7.50	6.25

The weighted-average fair value of options granted during the years ended December 31, 2003 and 2002 was $4.02 and $4.33, respectively.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments—The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments.  The carrying value of long-term debt at December 31, 2003 and 2002 approximates its fair value based on the interest rates available on similar borrowings.

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

Reclassifications—Certain reclassifications have been made to the prior years consolidated financial statements to conform to the current year presentation.  These reclassifications had no effect on net earnings.

Recent accounting pronouncements—In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.  Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement would be recognized.  We adopted the provisions of Statement No. 143 effective January 1, 2003.  The adoption of Statement No. 143 did not have an impact on our results of operations, financial position or cash flows.

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, amended Statement No. 4, and is no longer necessary because Statement No. 4 has been rescinded. Statement No. 145 amends Statement No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  Certain provisions of Statement No. 145 are effective for fiscal years beginning after May 15, 2002, while other provisions are effective for transactions occurring after May 15, 2002.  The adoption of Statement No. 145 did not have an impact on our results of operations, financial position or cash flows.

The Emerging Issues Task Force (“EITF”) was discussing certain topics of issue number 00-22, Accounting for “Points” and Certain Other Time or Volume Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, which would cover how point and other loyalty programs should be accounted for. The EITF was considering the issue broadly to include all industries that utilize point and other loyalty programs.  In November 2002, the EITF removed this topic from its agenda due to the initiation of a subsequent FASB project on revenue recognition, which is expected to address similar issues.  The Company will apply the provisions of this project for its points program once the FASB issues a consensus on the topic.  The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points are issued on the basis that they expire after one year if the customer has no video lottery play during that time period.  The points can be redeemed for various services and merchandise throughout the gaming facility; however, they are not redeemable for cash or casino play. The Company records the points as an expense when they are redeemed by the customers. The value of all points outstanding as of December 31, 2003 and 2002 was $4,592,000 and $4,373,000, respectively.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and recission of FASB Interpretation No. 34 (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about a guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002.  The adoption of FIN 45 did not have an impact on our results of operations, financial position or cash flows.

In December 2003, FASB Statement No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued.  Statement No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans.  The statement retains and revises the disclosure requirements contained in the original Statement No. 132.  It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement benefit plans, as well as, interim disclosures.  The statement generally is effective for fiscal years ending after December 15, 2003.

NOTE 4—Property and Equipment

Property and equipment consists of the following as of December 31:

	2003	2002
Land	$1,842,000	$1,842,000
Casino facility	28,132,000	28,011,000
Hotel facility	65,974,000	65,888,000
Harness racing facilities	7,930,000	8,025,000
General facilities	14,224,000	12,186,000
Furniture, fixtures and equipment	28,973,000	27,782,000
Construction in progress	3,068,000	843,000
	150,143,000	144,577,000
Less accumulated depreciation	(27,799,000)	(22,329,000)
	$122,344,000	$122,248,000

Depreciation expense was $6,287,000, $5,176,000 and $2,211,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 5—Accrued Liabilities

Accrued liabilities consists of the following as of December 31:

	2003	2002
Payroll and related items	$1,455,000	$1,498,000
Win due to Delaware State Lottery Office	1,810,000	1,193,000
Pension	931,000	1,371,000
Management fee	653,000	840,000
Other	1,166,000	1,351,000
	$6,015,000	$6,253,000

NOTE 6—Indebtedness

At December 31, 2003, the Company had a $45,000,000 credit facility that was to expire on December 31, 2004.  The Company amended its credit facility effective February 19, 2004, to reduce it to $40,000,000 and extend its term to April 30, 2006.  All other terms of the facility remain unchanged.  Interest is based, at the Company’s option, upon (i) LIBOR plus 0.75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) minus 1%.  The terms of the credit facility contain, among others, minimum net worth, interest coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operation could impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  In addition, $45,000,000 of the facility was used to pay down amounts outstanding under the prior DVD credit facilities on April 1, 2002 in connection with our spin-off from DVD.  At December 31, 2003, the Company was in compliance with all terms of the facility and there was $31,225,000 outstanding at a weighted average interest rate of 1.99%.  After consideration of stand by letters of credit outstanding, $13,675,000 was available pursuant to the facility at December 31, 2003.

NOTE 7—Income Taxes

The current and deferred income tax provisions (benefit) are as follows:

	Years ended December 31,
	2003	2002	2001
Current:
Federal	$8,450,000	$9,491,000	$11,432,000
State	2,261,000	2,592,000	3,100,000
	10,711,000	12,083,000	14,532,000
Deferred:
Federal	849,000	2,066,000	(52,000)
State	267,000	576,000	19,000
	1,116,000	2,642,000	(33,000)
Total income taxes	$11,827,000	$14,725,000	$14,499,000

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment. The Company believes that it is more likely than not that the deferred tax assets will be realized based upon reversals of existing taxable temporary differences and estimated future taxable income.

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2003	2002	2001
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.7%	5.7%	5.7%
Effective income tax rate	40.7%	40.7%	40.7%

Prior to the spin-off, the Company was included as part of DVD’s consolidated federal income tax return; however, the income tax expense presented in the consolidated financial statements has been computed on a separate return basis.  The Company and DVD have entered into a Tax Sharing Agreement to reflect each company’s rights and obligations relating to payments and refunds of taxes that are attributable to periods beginning before and including the date of the spin-off described in NOTE 1-Dover Motorsports, Inc. Spin-off Of Its Gaming Business. The agreement provides for payments between the companies to reflect tax liabilities that may arise before, after and because of the spin-off.  During the third quarter of 2002, pursuant to the Tax Sharing Agreement, the Company paid DVD $2.7 million for its portion of DVD’s 2002 consolidated federal income tax liability.  Since the spin-off of the Company from DVD was effective on March 31, 2002, DVD’s 2002 federal income tax return included the operations of the Company for the first quarter of the year.

For the year ended December 31, 2003, DVD reported a net operating loss for federal income tax purposes.  The loss was carried back to 2001, a period prior to the spin-off, which generated an alternative minimum tax credit carryforward, a portion of which is required to be paid to DVD under the Tax Sharing Agreement; therefore, during the fourth quarter of 2003 Gaming & Entertainment recorded a $330,000 payable to DVD for the Company’s portion of the carryforward. Gaming & Entertainment anticipates paying the amount in the first quarter of 2004.

NOTE 8—Pension Plans

Prior to the spin-off from DVD, the Company’s employees participated in DVD’s noncontributory, tax qualified defined-benefit pension plan.  Effective April 1, 2002, the Company established the Dover Downs Gaming & Entertainment, Inc. defined-benefit pension plan.  Pursuant to the terms of the Employee Benefits Agreement, DVD arranged for the transfer to Gaming & Entertainment of the assets and liabilities associated with the defined-benefit pension plan sponsored by DVD with respect to employees who are now Gaming & Entertainment employees.  Benefits provided by the Gaming & Entertainment pension plan are based on years of service and employees’ remuneration over their term of employment.  Pension costs are funded in accordance with the provisions of the Internal Revenue Code. The Company also maintains a nonqualified, noncontributory defined-benefit pension plan for certain employees to restore pension benefits reduced by federal income tax regulations. The cost associated with the plan is determined using the same actuarial methods and assumptions as those used for the qualified pension plan.

The following table sets forth the plans’ funded status and amounts recognized in the Company’s consolidated balance sheet as of December 31:

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of period	$3,415,000	$—
Service cost	714,000	429,000
Interest cost	206,000	132,000
Transfer from DVD Plan	—	2,546,000
Actuarial (gain) loss	(30,000)	308,000
Benefit obligation at end of period	4,305,000	3,415,000

Change in plan assets:
Fair value of plan assets at beginning of period	1,081,000	—
Actual gain (loss) on plan assets	241,000	(127,000)
Transfer from DVD Plan	—	958,000
Employer contribution	975,000	250,000
Fair value of plan assets at end of period	2,297,000	1,081,000

Unfunded status	(2,008,000)	(2,334,000)
Unrecognized net loss	1,000,000	1,177,000
Unrecognized prior service cost	77,000	86,000
Net amount recognized	$(931,000)	$(1,071,000)

The following table presents the amounts recognized in the Company’s consolidated balance sheet as of December 31:

	2003	2002
Accrued benefit cost	$(931,000)	$(1,371,000)
Intangible asset	—	85,000
Deferred income taxes	—	88,000
Accumulated other comprehensive loss	—	127,000
	$(931,000)	$(1,071,000)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4,305,000, $3,069,000 and $2,297,000 respectively, as of December 31, 2003, and $3,415,000 $2,452,000 and $1,081,000, respectively, as of December 31, 2002.

The Company plans to contribute approximately $1,100,000 to its pension plans in 2004.

The Company was required to record a minimum pension liability in its consolidated balance sheet at December 31, 2002, which is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities.  The effect of this adjustment was to increase pension liabilities by $300,000, increase intangible assets by $85,000, increase deferred income tax assets by $88,000 and recognize an other comprehensive loss of $127,000.  In 2003, the Company was required to reverse this minimum pension liability. Because these adjustments had no cash impact, the effect has been excluded from the accompanying consolidated statement of cash flows.

The components of net periodic pension cost are as follows:

	Years ended December 31,
	2003	2002
Service cost	$714,000	$429,000
Interest cost	206,000	132,000
Expected return on plan assets	(146,000)	(63,000)
Recognized net actuarial loss	51,000	28,000
Amortization of prior service cost	9,000	6,000
	$834,000	$532,000

Prior to the effective date of the spin-off from DVD, net periodic pension cost was allocated to the Company by DVD.  The amount allocated was $502,000 during the year ended December 31, 2001.

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2003 and 2002, and the actuarial value of the projected benefit obligation at December 31, 2003 and 2002 (the measurement dates) for the Company’s pension plans are as follows:

	Net Periodic Pension Cost		Projected Benefit Obligation
	2003	2002	2003	2002
Weighted-average discount rate	6.5%	7.0%	6.25%	6.5%
Weighted-average rate of compensation increase	5.0%	5.0%	5.0%	5.0%
Expected long-term rate of return on plan assets	9.0%	9.0%	n/a	n/a

For 2003, the Company assumed a long-term rate of return on plan assets of 9%. In developing the 9% expected long-term rate of return assumption, the Company reviewed asset class return expectations and long-term inflation assumptions and considered its post spin-off and DVD’s pre spin-off historical compounded return, which was consistent with our long-term rate of return assumption.

The Company’s pension plan asset allocation at December 31, 2003 and 2002, and target allocation for 2004 are as follows:

	Percentage of Plan Assets at December 31,

			Target Allocation

Asset Category	2003	2002	2004
Equity securities	72%	39%	70%
Debt securities	19%	21%	20%
Other (money market mutual funds)	9%	40%	10%
Total	100%	100%	100%

The Company’s investment goals are to maximize returns subject to specific risk management policies.  Its risk management policies permit investments in mutual funds, and prohibit direct investments in debt and equity securities and derivative financial instruments.  The Company addresses diversification by the use of mutual fund investments whose underlying investments are in domestic and international equity and fixed income securities.  These mutual funds are readily marketable and can be sold to fund benefit payment obligations as they become payable.

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

NOTE 9—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share data):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	DVD Equity Investment
Balance at Dec. 31, 2000	$—	$—	$—	$—	$—	$81,558
Net earnings	—	—	—	—	—	21,095
Balance at Dec. 31, 2001	—	—	—	—	—	102,653
Net earnings from January 1, 2002 through March 31, 2002	—	—	—	—	—	5,168
Cancellation of payable to DVD	—	—	—	—	—	9,520
Spin-off transaction	1,000	1,664	114,677	—	—	(117,341)
DVD debt paid down on April 1, 2002	—	—	(45,000)	—	—	—
Net earnings from April 1, 2002 through December 31, 2002	—	—	—	16,274	—	—
Proceeds from stock options exercised	1	—	72	—	—	—
Dividends paid, $.125 per share	—	—	—	(3,333)	—	—
Transfer of pension liability from DVD	—	—	(789)	—	—	—
Change in minimum pension liability, net of income taxes of $88	—	—	—	—	(127)	—
Conversion of Class A common stock to common stock	49	(49)	—	—	—	—
Balance at Dec. 31, 2002	1,050	1,615	68,960	12,941	(127)	—
Net earnings	—	—	—	17,237	—	—
Dividends paid, $.20 per share	—	—	—	(5,305)	—	—
Change in minimum pension liability, net of income taxes of $88	—	—	—	—	127	—
Repurchase and retirement of common stock	(17)	—	(1,506)	—	—	—
Balance at Dec. 31, 2003	$1,033	$1,615	$67,454	$24,873	$—	$—

Gaming & Entertainment has 125,000,000 shares of authorized capital stock which consists of 74,000,000 shares of common stock, par value $.10 per share; 50,000,000 shares of Class A common stock, par value $.10 per share; and 1,000,000 shares of preferred stock, par value $.10 per share.

The holders of common stock are entitled to one vote per share and the holders of our Class A common stock are entitled to 10 votes per share.  There is no cumulative voting.  Shares of Class A common stock are convertible at any time into our shares of common stock on a one-for-one basis at the option of the stockholder. Subject to rights of any preferred stockholder, holders of our common stock and Class A common stock are entitled to receive on a pro rata basis such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. At the discretion of the Company’s Board of Directors, it may pay to the holders of common stock a cash dividend greater than the dividend, if any, paid to the holders of Class A common stock.

Under Delaware law, a change of ownership of a Licensed Agent will automatically terminate its license 90 days after the change of ownership occurs, unless the Lottery Director determines after application to issue a new license to the new owners.  Change of ownership may occur if any new individual or entity acquires, directly or indirectly, 10% or more of the Licensed Agent or if more than 20% of the legal or beneficial interest in the Licensed Agent is transferred, whether by direct or indirect means.  The Commission may require extensive background investigations of any new owner acquiring a 10% or greater interest in a Licensed Agent, including criminal background checks.  Accordingly, the Company has a restrictive legend on its shares of common stock which require that (a) any holders of common stock found to be disqualified or unsuitable or not possessing the qualifications required by any appropriate gaming authority could be required to dispose of such stock and (b) any holder of common stock intending to acquire 10% or more of the outstanding common stock of the Company must first obtain prior written approval from the Delaware State Lottery Office.

The Company adopted a stockholder rights plan in 2002 prior to the effective date of the spin-off from DVD. The rights are attached to and trade in tandem with our common stock and Class A common stock. Each right entitles the registered holder to purchase from the Company one share of common stock at a purchase price of $200 per share. The rights, unless earlier redeemed by our Board of Directors, will detach and trade separately from our common stock upon the occurrence of certain events such as the unsolicited acquisition by a third party of beneficial ownership of 10% or more of our outstanding combined common stock and Class A common stock or the announcement by a third party of the intent to commence a tender or exchange offer for 10% or more of our outstanding combined common stock and Class A common stock. After the rights have detached, the holders of such rights would generally have the ability to purchase such number of either shares of our common stock or stock of an acquirer of the Company having a market value equal to twice the exercise price of the right being exercised, thereby causing substantial dilution to a person or group of persons attempting to acquire control of the Company. The rights may serve as a significant deterrent to unsolicited attempts to acquire control of Gaming & Entertainment, including transactions involving a premium to the market price of our stock.  The rights expire on January 1, 2012, unless earlier redeemed.

On January 28, 2004, the Board of Directors of the Company declared a quarterly cash dividend on both classes of common stock of $.05 per share.  The dividend is payable on March 10, 2004 to stockholders of record at the close of business on February 10, 2004.

On October 23, 2002, the Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  During the year ended December 31, 2003, the Company purchased and retired 169,945 shares of its outstanding common stock at an average purchase price of $8.96 per share.  There were no shares repurchased during the year ended December 31, 2002.

Prior to the effective date of the spin-off from DVD, certain Gaming & Entertainment employees participated in the DVD stock option plan.  In conjunction with the spin-off, Gaming & Entertainment adopted a stock option plan pursuant to which the Company’s Board of Directors may grant up to 1,500,000 stock options to officers, key employees and directors at not less than 100% of the fair market value at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  Following the spin-off, outstanding stock option grants under the DVD plan held by Gaming & Entertainment employees were replaced with Gaming & Entertainment stock option grants.  The Gaming & Entertainment grants had the same relative ratio of the exercise price to market value and the same vesting provisions, option periods and other applicable terms and conditions as the DVD stock option grants being replaced.

Option activity was as follows:

	December 31,
	2003	2002
Number of options:
Outstanding at beginning of period	612,160	—
Spin-off issuances	—	393,446
Granted	309,000	277,000
Exercised	—	(10,781)
Expired	(58,800)	(47,505)
Outstanding at end of period	862,360	612,160

At period end:
Options available for grant	626,859	877,059
Options exercisable	254,116	173,091
Weighted average exercise price:
Options granted	$9.52	$12.05
Options exercised	$—	$6.74
Options outstanding	$10.02	$10.27
Options exercisable	$9.24	$8.35

The following table summarizes information about the stock options outstanding under the Company’s option plan as of December 31, 2003:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$ 6.74 - $ 9.94	566,653	$9.03	2.5yrs	174,378	$8.12
$ 11.16 -$13.31	295,707	$11.92	4.7yrs	79,738	$11.70
$ 6.74 - $13.31	862,360	$10.02	3.3yrs	254,116	$9.24

NOTE 10—Related Party Transactions

During the years ended December 31, 2003, 2002 and 2001, Gaming & Entertainment allocated corporate costs of $1,969,000, $495,000 and $2,307,000, respectively, to DVD for certain administrative and operations services, including DVD’s use of office space.  The allocation was based on both an allocation to the business that directly incurred the costs and an analysis of each company’s share of the costs.  In connection with DVD’s 2003 NASCAR event weekends, Gaming & Entertainment provided certain catering services for which DVD was invoiced $443,000.  DVD invoiced Gaming & Entertainment $206,000 for tickets purchased to the 2003 events and other event related items. As of December 31, 2003 and 2002, Gaming & Entertainment’s consolidated balance sheet includes a $96,000 payable to and a $793,000 receivable from DVD, respectively, for the aforementioned costs and for other payments made by the Company on DVD’s behalf.  The Company settled the $96,000 liability in the first quarter of 2004.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

For the year ended December 31, 2003, DVD reported a net operating loss for federal income tax purposes.  The loss was carried back to 2001, a period prior to the spin-off, which generated an alternative minimum tax credit carryforward, a portion of which is required to be paid to DVD under the Tax Sharing Agreement (see below); therefore, during the fourth quarter of 2003 Gaming & Entertainment recorded a $330,000 payable to DVD for the Company’s portion of the carryforward. Gaming & Entertainment anticipates paying the amount in the first quarter of 2004.

During the third quarter of 2002, pursuant to the Tax Sharing Agreement, the Company paid DVD $2.7 million for its portion of DVD’s consolidated federal income tax liability for 2002.  Since the spin-off of the Company from DVD was effective on March 31, 2002, DVD’s 2002 federal income tax return included the operations of the Company for the first quarter of the year.

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

The Company purchased administrative services from Rollins Truck Leasing Corp. and affiliated companies (“RTLC”), which were related to Gaming & Entertainment through common ownership, during the year ended December 31, 2001. The total cost of these services, which has been included in general and administrative expenses in the consolidated statement of earnings, was $71,000. RTLC ceased to provide these services effective in April 2001.

NOTE 11—Commitments and Contingencies

In May 1995, Dover Downs, Inc., a subsidiary of the Company, entered into a long-term management agreement with Caesars World Gaming Development Corporation (“Caesars”). Caesars acts as our agent to manage our video lottery casino and is paid a management fee based on the operating results of the casino. Caesars has been properly licensed by the Delaware State Lottery Office to perform these functions. The Company does not expect to renew the agreement when it expires in December 2004 as we no longer rely on any Caesars’ employees or systems.  Caesars’ performance-based fees were $5,042,000, $7,440,000 and $7,498,000 for the years ended December 31, 2003, 2002 and 2001. Amounts owed to Caesars at December 31, 2003 and 2002 totaled $653,000 and $840,000, respectively, and are included in accrued liabilities.

NOTE 12—Quarterly Results (unaudited)

	March 31	June 30	September 30	December 31 (a)
Year Ended December 31, 2003
Net revenues	$44,199,000	$48,042,000	$50,299,000	$46,292,000
Operating earnings	6,968,000	7,643,000	8,256,000	7,039,000
Net earnings	4,007,000	4,385,000	4,782,000	4,063,000
Net earnings per share-basic	$0.15	$0.17	$0.18	$0.15
Net earnings per share-diluted	$0.15	$0.17	$0.18	$0.15
Year Ended December 31, 2002
Net revenues	$49,780,000	$52,970,000	$56,123,000	$47,602,000
Operating earnings	8,710,000	9,934,000	10,960,000	7,466,000
Net earnings	5,168,000	5,703,000	6,333,000	4,238,000
Net earnings per share-basic (b)	$0.19	$0.21	$0.24	$0.16
Net earnings per share-diluted (b)	$0.19	$0.21	$0.24	$0.16

(a)              Included in the Company’s 2003 and 2002 fourth quarter results are proceeds of $1,300,000 ($771,000 after income taxes) and $250,000 ($148,000 after income taxes), respectively, relating to the settlement of a business interruption insurance claim.

(b)             Net earnings per share amounts for periods prior to April 1, 2002, the day after the effective date of the spin-off from DVD, are presented on a pro forma basis to reflect such spin-off.