Form 10-Q
period 2004-03-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2004-05-06
CIK 1162556

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	10,333,112 shares
Class A Common Stock -	16,145,059 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
In Thousands, Except Per Share Amounts
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Gaming	$47,309	$41,557
Other operating	8,288	6,798
Gross revenues	55,597	48,355
Less – promotional allowances	5,037	4,156
	50,560	44,199

Expenses:
Gaming	37,652	32,521
Other operating	2,441	2,254
General and administrative	1,147	954
Depreciation	1,691	1,502
	42,931	37,231

Operating earnings	7,629	6,968

Interest expense	153	214

Earnings before income taxes	7,476	6,754

Income taxes	3,042	2,747

Net earnings	$4,434	$4,007

Net earnings per common share (Note 3):
Basic	$0.17	$0.15
Diluted	$0.17	$0.15

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEET
In Thousands, Except Share and Per Share Amounts
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$15,859	$14,138
Accounts receivable	3,696	1,914
Due from State of Delaware	3,328	8,670
Inventories	1,875	1,801
Prepaid expenses and other	1,335	2,414
Receivable from Dover Motorsports, Inc.	3	—
Deferred income taxes	786	878
Total current assets	26,882	29,815

Property and equipment, net	123,553	122,344
Total assets	$150,435	$152,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,105	$6,516
Purses due horsemen	3,213	7,957
Accrued liabilities	5,332	6,015
Payable to Dover Motorsports, Inc.	—	96
Income taxes payable	2,194	53
Deferred revenue	240	261
Total current liabilities	17,084	20,898

Notes payable to banks	29,775	31,225
Deferred income taxes	5,492	5,061

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; issued and outstanding: March 31, 2004-10,333,112 shares; December 31, 2003-10,333,112 shares	1,033	1,033
Class A common stock, $0.10 par value; 50,000,000 shares authorized; issued and outstanding: March 31, 2004-16,145,059 shares; December 31, 2003-16,145,059 shares	1,615	1,615
Additional paid-in capital	67,454	67,454
Retained earnings	27,982	24,873
Total stockholders’ equity	98,084	94,975
Total liabilities and stockholders’ equity	$150,435	$152,159

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net earnings	$4,434	$4,007
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,691	1,502
Amortization of credit facility origination fees	13	—
Deferred income taxes	193	192
Changes in assets and liabilities:
Accounts receivable	(1,782)	(677)
Due from State of Delaware	5,342	5,502
Inventories	(74)	(23)
Prepaid expenses and other	1,066	623
Receivable from/payable to Dover Motorsports, Inc.	(99)	(697)
Accounts payable	(411)	1,427
Purses due horsemen	(4,744)	(4,922)
Accrued liabilities	(683)	(698)
Income taxes payable	2,471	3,242
Deferred revenue	(21)	58
Net cash provided by operating activities	7,396	9,536

Investing activities:
Capital expenditures	(2,900)	(892)
Net cash used in investing activities	(2,900)	(892)

Financing activities:
Borrowings from revolving debt	46,150	33,550
Repayments of revolving debt	(47,600)	(36,740)
Dividends paid	(1,325)	(1,330)
Repurchase of common stock	—	(1,174)
Net cash used in financing activities	(2,775)	(5,694)

Net increase in cash and cash equivalents	1,721	2,950
Cash and cash equivalents, beginning of period	14,138	12,836
Cash and cash equivalents, end of period	$15,859	$15,786

Supplemental information:
Interest paid	$167	$246
Income taxes paid	$378	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “the Company,” “Gaming & Entertainment,” “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and its wholly owned subsidiaries.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America, but do not include all of the information and disclosures required for audited financial statements.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 9, 2004.  In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - Business Operations

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots – a 91,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel and Conference Center – featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races.

Our entertainment complex is located in Dover, the capital of the State of Delaware.  Approximately 70% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia.

Gaming & Entertainment has two wholly owned subsidiaries; Dover Downs, Inc. and Dover Downs Management Corp.  Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness racing operations in 1969.  In June of 1994, legislation authorizing video lottery operations in the State of Delaware (the “State”) was adopted.  The Company’s video lottery (slots) casino operations began on December 29, 1995.  As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) (“DVD”), and became the operating entity for all of DVD’s gaming operations.

Gaming & Entertainment was incorporated in the State in December of 2001 as a wholly owned subsidiary of DVD.  Effective March 31, 2002, DVD completed a tax-free spin-off of its gaming operations by contributing 100% of the issued and outstanding common stock of Dover Downs, Inc. to the Company, and subsequently distributing 100% of the issued and outstanding common stock of the Company to DVD stockholders.  Immediately following the spin-off, Dover Downs Gaming & Entertainment, Inc. became an independent public company.

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

Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.

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

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points can be redeemed for various services and merchandise throughout the gaming facility; however, they are not redeemable for cash or casino play. The Company records the points as an expense when they are redeemed by the customers. The value of all points outstanding as of March 31, 2004 and December 31, 2003 was $4,763,000 and $4,592,000, respectively.

Earnings per share-Basic and diluted earnings per share (“EPS”) are calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share.  Weighted average shares used in computing basic and diluted EPS are as follows:

	Three months ended March 31,
	2004	2003
Basic EPS	26,478,000	26,579,000
Effect of dilutive options	67,000	26,000
Diluted EPS	26,545,000	26,605,000

For the three months ended March 31, 2004 and 2003, options to purchase 296,000 and 676,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.

Accounting for stock options—The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.  Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue to use the intrinsic value method and based on this method did not record any stock-based compensation expense during the three-month periods ended March 31, 2004 and 2003.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation:

	Three months ended March 31,
	2004	2003
Net earnings, as reported	$4,434,000	$4,007,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(146,000)	(154,000)
Pro forma net earnings	$4,288,000	$3,853,000

Net earnings per common share:
Basic – as reported	$0.17	$0.15
Basic – pro forma	$0.16	$0.14

Diluted – as reported	$0.17	$0.15
Diluted – pro forma	$0.16	$0.14

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

Reclassifications—Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.  These reclassifications had no effect on net earnings.

NOTE 4 – Indebtedness

The Company has a $40,000,000 credit facility, as amended effective February 19, 2004, that expires on April 30, 2006.  Interest is based, at the Company’s option, upon (i) LIBOR plus 0.75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) minus 1%.  The terms of the credit facility contain, among others, minimum net worth, interest coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operation could impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2004, the Company was in compliance with all terms of the facility and there was $29,775,000 outstanding at a weighted average interest rate of 1.95%.  After consideration of stand by letters of credit outstanding, $10,125,000 was available pursuant to the facility at March 31, 2004.

NOTE 5 – Pension Plans

The Company maintains a non-contributory, tax qualified defined benefit pension plan. All of Gaming & Entertainment’s full time employees are eligible to participate in the pension plan.  Benefits provided by the Gaming & Entertainment pension plan are based on years of service and employees’ remuneration over their term of employment.  Pension costs are funded in accordance with the provisions of the Internal Revenue Code. The Company also maintains a non-qualified, non-contributory defined benefit pension plan for certain employees to restore pension benefits reduced by federal income tax regulations. The cost associated with the plan is determined using the same actuarial methods and assumptions as those used for the Company’s qualified pension plan.

The components of net periodic pension cost are as follows:

	Three months ended March 31,
	2004	2003
Service cost	$198,000	$178,000
Interest cost	68,000	52,000
Expected return on plan assets	(57,000)	(36,000)
Recognized net actuarial loss	12,000	13,000
Amortization of prior service cost	2,000	2,000
	$223,000	$209,000

The Company contributed $300,000 to its pension plans during the three months ended March 31, 2004 and expects to contribute a total of approximately $500,000 to its pension plans in 2004.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings
Balance at December 31, 2003	$1,033,000	$1,615,000	$67,454,000	$24,873,000
Net earnings	—	—	—	4,434,000
Dividends paid, $0.05 per share	—	—	—	(1,325,000)
Balance at March 31, 2004	$1,033,000	$1,615,000	$67,454,000	$27,982,000

On April 28, 2004, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.06 per share.  The dividend represents a 20% increase from the previously paid $0.05 per share.  The dividend is payable on June 10, 2004 to shareholders of record at the close of business on May 10, 2004.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.   During the three months ended March 31, 2003, the Company purchased and retired 120,245 shares of its outstanding common stock at an average purchase price of $9.76 per share. Gaming & Entertainment did not repurchase any outstanding shares of its common stock during the three months ended March 31, 2004.

The Company has a stock incentive plan which provides for the grant of up to 1,500,000 shares of stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant.  The options have eight-year terms and generally vest equally over a period of six years from the date of grant.  As of March 31, 2004, there were 626,859 stock awards available for grant.

NOTE 7 - Related Party Transactions

During the three months ended March 31, 2004 and 2003, Gaming & Entertainment allocated costs of $256,000 and $421,000, respectively, to DVD for certain administrative and operations services, including DVD’s use of office space.  Additionally, DVD allocated costs of $29,000 to Gaming & Entertainment for the three months ended March 31, 2004.  The allocations were based on an analysis of each company’s share of the costs.  As of March 31, 2004, Gaming & Entertainment’s consolidated balance sheet includes a $3,000 receivable from DVD for the aforementioned costs and for other payments made by the Company on DVD’s behalf.  The Company has since settled the receivable in the second quarter of 2004.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been separate, independent entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 8 – Commitments and Contingencies

The Company is a party to ordinary routine litigation incidental to its business.  Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

Item 2.                              Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is based upon and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots – a 91,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel and Conference Center – featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races.

More than 80% of the Company’s gross revenue is derived from video lottery (slot) machine win (as defined below).  Several factors contribute to the video lottery (slot) machine win for any gaming company, including, but not limited to:

•                       Proximity to major population bases,

•                       Competition in the company’s market,

•                       The quantity and types of machines available,

•                       The quality of the physical property,

•                       Other amenities offered on site,

•                       Customer service levels, and

•                       Marketing programs.

The Company believes that it is holds a strong position in each of these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a 2 hour drive. According to the 2000 United States Census, approximately 32.8 million people live within 150 miles of the complex.  There are significant barriers to entry related to the gaming business in Delaware, such as the statutory limitation of gaming licenses to the three existing horse racing facilities.  The Company’s property, designed and developed with the assistance of Caesars World Gaming Development Corporation (“Caesars”) is similar to properties found in the country’s largest gaming markets.  The Company offers the only luxury hotel in the Delaware gaming market, providing a strong marketing tool, especially to higher end players.  The Company utilizes, and is currently upgrading, its slot marketing system to allow for the most efficient marketing programs and the highest levels of customer service.

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

Results of Operations

Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.

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

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

Gaming revenues increased by $5,752,000, or 13.8%, to $47,309,000, primarily the result of increased play in our casino.  During 2003, our gaming revenues were negatively impacted by the enactment of the Delaware Clean Indoor Air Act (the “Act” or the “smoking ban”) on November 27, 2002.  As a result of the Act, we redirected our marketing efforts to attract more casino customers to our hotel by providing additional complimentary and discounted rooms.  In December 2003, slot win compared to the same month in the prior year increased for the first time since the enactment of the smoking ban.  We believe that our marketing efforts have been effective at attracting customers to our casino and consequently increasing slot win.  Additionally, we added 500 new video lottery (slot) machines during the quarter which increased our average number of machines from 2,000 in the first quarter of 2003 to 2,230 in the first quarter of 2004.

Other operating revenues increased by $1,490,000, or 21.9%, to $8,288,000, primarily due to higher occupancy levels at the Dover Downs Hotel and Conference Center and increased food, beverage and concert sales.

Other operating revenues for the first quarter of 2004 and 2003 included $5,037,000 and $4,156,000, respectively, related to promotional items provided to customers without charge.  The increase in promotional allowances is primarily due to the Company’s expanded marketing efforts to attract more casino customers to the hotel by providing additional complimentary and discounted hotel rooms.

Gaming expenses increased by $5,131,000, or 15.8%, reflecting the higher gaming revenues. Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery machines and associated computer systems increased by $2,327,000 and $426,000, respectively.  Amounts allocated from the video lottery operation for harness horse racing purses increased from $4,650,000 in the first quarter of 2003 to $5,321,000 in the first quarter of 2004.  Collectively, these statutory costs increased as a percentage of gaming revenues in the first quarter of 2004 as compared to the first quarter of 2003 primarily due to a 1.25% surcharge imposed by the State on the Company’s share of the video lottery (slot) proceeds that took effect in the third quarter of 2003.  The cost of advertising and promotions increased

$718,000 in the first quarter of 2004.  As a percentage of gaming revenues, advertising and promotions expenses remained consistent as compared with the first quarter of 2003.  The remaining $989,000 increase in gaming expenses relates primarily to higher payroll and benefit costs.

Other operating expenses increased by $187,000, or 8.3%, reflecting the higher other operating revenues.  Payroll and related costs in the food and beverage department represented the largest increase in other operating expenses.

General and administrative expenses increased by $193,000 to $1,147,000 from $954,000 in the first quarter of 2003 primarily the result of higher legal costs and franchise taxes.

Depreciation expense increased by $189,000, primarily due to information system upgrades in the casino and administrative departments that occurred during 2003.

Interest expense decreased by $61,000, primarily due to the Company’s average interest rate being 2.19% during the first quarter of 2003 as compared to 1.98% during the first quarter of 2004 and the decrease in outstanding borrowings under our credit facility.

The Company’s effective income tax rate was 40.7% for the first quarter ended March 31, 2004 and 2003.

Net earnings were $4,434,000 in the first quarter of 2004 as compared to $4,007,000 in the first quarter of 2003.  The increase of $427,000, or 10.7%, was primarily due to the improved results for our gaming operations.

Liquidity and Capital Resources

Net cash provided by operating activities was $7,396,000 for the three months ended March 31, 2004 compared to $9,536,000 for the three months ended March 31, 2003.  The decrease was primarily due to the timing of cash receipts from the Delaware State Lottery Office related to our commission and the timing of income tax payments and payments to vendors, partially offset by the increase in net earnings before depreciation and amortization from $5,509,000 in the first quarter of 2003 to $6,138,000 in the first quarter of 2004.

Net cash used in investing activities was $2,900,000 for the three months ended March 31, 2004 compared to $892,000 for the three months ended March 31, 2003.  The increase in 2004 as compared with 2003 was primarily due to the construction of 11,000 additional square feet of gaming space to accommodate the installation of 500 newly authorized video lottery (slot) machines within our existing casino complex.

Net cash used in financing activities was $2,775,000 for the three months ended March 31, 2004 compared to $5,694,000 for the three months ended March 31, 2003.  The change was primarily due to higher repayments of outstanding borrowings under our credit facility and the repurchase of 120,245 shares of the Company’s outstanding common stock during the first quarter of 2003.  Additionally, the Company paid $1,325,000 in regular quarterly cash dividends during the three months ended March 31, 2004.

On April 28, 2004, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.06 per share.  The dividend represents a 20% increase from the previously paid $0.05 per share.  The dividend is payable on June 10, 2004 to shareholders of record at the close of business on May 10, 2004.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  During the three months ended March 31, 2003, the Company purchased and retired 120,245 shares of its outstanding common stock at an average purchase price of $9.76 per share.  The Company did not repurchase any outstanding shares of its common stock during the three months ended March 31, 2004.

Based on current business conditions, the Company expects to make additional capital expenditures of approximately $7,000,000 through 2004.  These expenditures primarily relate to additional amenities at our luxury hotel and site improvements, such as parking and signage, as well as the purchase of a new customer management and slot data system and the conversion of our casino floor to ticket-in, ticket-out (cashless) technology.  Additionally, the Company expects to contribute approximately $500,000 to its pension plans in 2004, of which $300,000 was contributed in the first quarter of 2004.

We have a $40,000,000 unsecured revolving line of credit agreement.  At March 31, 2004, $29,775,000 was outstanding under the facility.  Based on current business trends, we believe that our cash flows from operations and the funds available pursuant to our revolving credit facility will be sufficient to meet our short and long-term cash needs.  Any significant expansion of our gaming facility that we may decide to undertake, any significant acquisitions, or any material adverse change in our operations could cause the need for additional financing.  The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through 2004, as well as any cash dividends the Company’s Board of Directors may declare.  We expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

Related Party Transactions

See NOTE 7 – Related Party Transactions of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Points Program

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The Company records the points as an expense when they are redeemed by the customers.  The points can be redeemed for various services and merchandise throughout the gaming facility; however, they are not redeemable for cash or casino play.  The value of all points outstanding as of March 31, 2004 was $4,763,000.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 5 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities.  These estimates require assumptions that are believed to be reasonable. Long-lived assets are evaluated for impairment when an event occurs that indicates an impairment may exist.

Factors That May Affect Operating Results; Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ substantially from the anticipated results or other expectations expressed in our forward-looking statements. When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable” or similar words or expressions are used in this document, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

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

The Revocation, Suspension Or Modification Of Our Gaming Licenses Would Adversely Affect Our Gaming Business

The Delaware State Lottery Office and the Delaware Harness Racing Commission regulate our gaming operations. Our license from the Commission must be renewed on an annual basis. To keep our license for video lottery (slot) machine gaming, we must remain licensed for harness horse racing by the Commission and conduct at least 80 live race days each racing season, subject to the availability of harness race horses. The Commission has broad discretion to reject any application for a license or suspend or revoke a license once it is issued. The Director of the Delaware State Lottery Office (the “Lottery Director”) has broad discretion to revoke, suspend or modify the terms of a video lottery license. Any modification or termination of existing licensing regulations or any revocation, suspension or modification of our licenses could adversely affect our business, financial condition and overall profitability.

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

Item 3.                      Quantitative And Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $29,775,000 at March 31, 2004 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at March 31, 2004 would cause a change in total annual interest costs of $298,000. The carrying values of these borrowings approximate their fair values at March 31, 2004.

Item 4.                    Controls and Procedures

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

(b)              Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

Part II – Other Information

Item 1.                      Legal Proceedings

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a serious negative effect on our financial condition, cash flows or profitability.

Item 2.                      Changes In Securities, Use Of Proceeds And Issuer Purchases of Equity Securities

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  During the three months ended March 31, 2003, the Company purchased and retired 120,245 shares of its outstanding common stock at an average price of $9.76 per share.  Gaming & Entertainment did not repurchase any outstanding shares of its common stock during the three months ended March 31, 2004.  At March 31, 2004, the Company had remaining repurchase authority of 1,830,055 shares.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission Of Matters To A Vote Of Security Holders

At the Annual Meeting of Stockholders held on April 28, 2004, John W. Rollins, Jr. and Melvin L. Joseph were re-elected as directors by the Company’s stockholders.  Directors whose terms of office continued after the meeting were Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, R. Randall Rollins and Henry B. Tippie.

The Company’s stockholders also voted to approve changes to our 2002 Stock Incentive Plan that add to the plan the flexibility to make awards to our officers and key employees that are valued in whole or in part by reference to our common stock, such as restricted stock awards.

	Votes For	Votes Against	Votes Abstained	Shares Not Voted
Election of John W. Rollins, Jr..	170,291,986	—	551,218	940,498
Election of Melvin L. Joseph	169,251,058	—	1,592,146	940,498
Approval of changes to 2002 Stock Incentive Plan	168,901,341	498,958	19,276	2,364,127

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

31.1               Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2               Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1               Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2               Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)              Reports on Form 8-K

The Company furnished a Form 8-K on January 29, 2004 announcing that it had issued a press release on the same date regarding its fourth quarter and year-end 2003 financial results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	May 6, 2004	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and Chief Financial Officer