Form 10-Q
period 2004-06-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2004-08-06
CIK 1162556

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

As of July 31, 2004, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	10,455,112 shares
Class A Common Stock -	16,075,059 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Gaming	$46,959	$44,292	$94,268	$85,849
Other operating	8,460	8,286	16,748	15,084
Gross revenues	55,419	52,578	111,016	100,933
Less – promotional allowances	4,892	4,536	9,929	8,692
	50,527	48,042	101,087	92,241

Expenses:
Gaming	36,913	35,011	74,565	67,532
Other operating	3,131	2,750	5,572	5,004
General and administrative	1,098	1,115	2,245	2,069
Depreciation	1,699	1,523	3,390	3,025
	42,841	40,399	85,772	77,630

Operating earnings	7,686	7,643	15,315	14,611

Interest expense	176	253	329	467

Earnings before income taxes	7,510	7,390	14,986	14,144

Income taxes	3,052	3,005	6,094	5,752

Net earnings	$4,458	$4,385	$8,892	$8,392

Net earnings per common share (Note 3):
Basic	$0.17	$0.17	$0.34	$0.32
Diluted	$0.17	$0.17	$0.33	$0.32

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$16,969	$14,138
Accounts receivable	2,572	1,914
Due from State of Delaware	4,304	8,670
Inventories	1,723	1,801
Prepaid expenses and other	2,529	2,414
Receivable from Dover Motorsports, Inc.	22	—
Prepaid income taxes	487	—
Deferred income taxes	895	878
Total current assets	29,501	29,815

Property and equipment, net	125,493	122,344
Total assets	$154,994	$152,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,590	$6,516
Purses due horsemen	4,059	7,957
Accrued liabilities	4,908	6,015
Payable to Dover Motorsports, Inc.	—	96
Income taxes payable	—	53
Deferred revenue	355	261
Total current liabilities	14,912	20,898

Notes payable to banks	32,350	31,225
Other long-term liabilities	299	—
Deferred income taxes	6,467	5,061

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; issued and outstanding: June 30, 2004-10,455,112 shares; December 31, 2003-10,333,112 shares	1,045	1,033
Class A common stock, $0.10 par value; 50,000,000 shares authorized; issued and outstanding: June 30, 2004-16,075,059 shares; December 31, 2003-16,145,059 shares	1,608	1,615
Additional paid-in capital	68,050	67,454
Retained earnings	30,848	24,873
Deferred compensation	(585)	—
Total stockholders’ equity	100,966	94,975
Total liabilities and stockholders’ equity	$154,994	$152,159

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net earnings	$8,892	$8,392
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,390	3,025
Amortization of credit facility origination fees	31	—
Amortization of deferred compensation	16	—
Deferred income taxes	1,059	522
Changes in assets and liabilities:
Accounts receivable	(658)	2,610
Due from State of Delaware	4,366	4,766
Inventories	78	(199)
Prepaid expenses and other	(146)	(1,380)
Receivable from/payable to Dover Motorsports, Inc.	(118)	155
Prepaid income taxes/income taxes payable	(210)	763
Accounts payable	(2,717)	(1,800)
Purses due horsemen	(3,898)	(4,815)
Accrued liabilities	(1,107)	(2,542)
Deferred revenue	94	10
Net cash provided by operating activities	9,072	9,507

Investing activities:
Capital expenditures	(4,449)	(1,988)
Net cash used in investing activities	(4,449)	(1,988)

Financing activities:
Borrowings from revolving debt	96,930	77,360
Repayments of revolving debt	(95,805)	(80,625)
Dividends paid	(2,917)	(2,657)
Repurchase of common stock	—	(1,523)
Net cash used in financing activities	(1,792)	(7,445)

Net increase in cash and cash equivalents	2,831	74
Cash and cash equivalents, beginning of period	14,138	12,836
Cash and cash equivalents, end of period	$16,969	$12,910

Supplemental information:
Interest paid	$312	$555
Income taxes paid	$5,244	$5,155

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America, but do not include all of the information and disclosures required for audited financial statements.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 9, 2004.  In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Gaming & Entertainment has two wholly owned subsidiaries: Dover Downs, Inc. and Dover Downs Management Corp.  Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness racing operations in 1969.  In June of 1994, legislation authorizing video lottery operations in the State of Delaware (the “State”) was adopted.  The Company’s video lottery (slots) casino operations began on December 29, 1995.  As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) (“DVD”), and became the operating entity for all of DVD’s gaming operations.

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

Our entertainment complex is located in Dover, the capital of the State of Delaware.  Approximately 70% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia. In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state, predominantly horse racing facilities.  It is difficult for us to predict the effect that such legislation will have on us, but we estimate that one or more facilities in Pennsylvania are likely to begin operations in 2006.  Pennsylvania will have one of the highest effective tax rates on slot machine gaming in the country and will charge an up front $50,000,000 license fee to the horse racing and casino venues that are granted a gaming license.  It is difficult to predict whether these factors will discourage investment in facilities capable of competing with destination facilities, such as ours, that offer luxurious hotel accommodations and various forms of entertainment.  Pennsylvania patrons comprise approximately 7% of our customer base.

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

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points can be redeemed for various services and merchandise throughout the gaming facility; however, they are not redeemable for cash or casino play. The Company records the points as an expense when they are redeemed by the customers. The value of all points outstanding as of June 30, 2004 and December 31, 2003 was $4,920,000 and $4,592,000, respectively.

Earnings per share-Basic and diluted earnings per share (“EPS”) are calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share.  Weighted average shares used in computing basic and diluted EPS are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic EPS	26,478,000	26,510,000	26,478,000	26,544,000
Effect of dilutive securities	111,000	25,000	89,000	26,000
Diluted EPS	26,589,000	26,535,000	26,567,000	26,570,000

Dilutive securities include stock options and unvested restricted stock awards.

For the three and six months ended June 30, 2004, options to purchase approximately 252,000 and 274,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.  For the three and six months ended June 30, 2003, options to purchase approximately 676,000 shares of common stock were outstanding but not included in the computation for the same reason.

Accounting for stock-based compensation—The Company has a stock incentive plan which provides for the grant of stock options and/or restricted stock to officers and key employees.  The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue to use the intrinsic value method and based on this method did not record any stock-based compensation expense related to its stock options during the three and six-month periods ended June 30, 2004 and 2003.  The Company’s restricted stock vests based on continued employment with the Company.  Restricted stock awards result in compensation expense as discussed in NOTE 6 – Stockholders’ Equity.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$4,458,000	$4,385,000	$8,892,000	$8,392,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	10,000	—	10,000	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(155,000)	(154,000)	(301,000)	(308,000)
Pro forma net earnings	$4,313,000	$4,231,000	$8,601,000	$8,084,000

Net earnings per common share:
Basic – as reported	$0.17	$0.17	$0.34	$0.32
Basic – pro forma	$0.16	$0.16	$0.32	$0.30

Diluted – as reported	$0.17	$0.17	$0.33	$0.32
Diluted – pro forma	$0.16	$0.16	$0.32	$0.30

Use of estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications—Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.  These reclassifications had no effect on net earnings.

NOTE 4 – Indebtedness

The Company has a $40,000,000 credit facility, as amended effective February 19, 2004, that expires on April 30, 2006.  Interest is based, at the Company’s option, upon (i) LIBOR plus 0.75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) minus 1%.  The terms of the credit facility contain, among others, minimum net worth, interest coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operation could impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2004, the Company was in compliance with all terms of the facility and there was $32,350,000 outstanding at a weighted average interest rate of 2.08%.  After consideration of stand by letters of credit outstanding, $7,550,000 was available pursuant to the facility at June 30, 2004.

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

The components of net periodic pension cost are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Service cost	$198,000	$178,000	$396,000	$356,000
Interest cost	68,000	52,000	136,000	104,000
Expected return on plan assets	(57,000)	(36,000)	(114,000)	(72,000)
Recognized net actuarial loss	12,000	13,000	24,000	26,000
Amortization of prior service cost	2,000	2,000	4,000	4,000
	$223,000	$209,000	$446,000	$418,000

The Company expects to contribute approximately $500,000 to its pension plans in 2004, of which $300,000 was contributed during the six months ended June 30, 2004.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation
Balance at December 31, 2003	$1,033,000	$1,615,000	$67,454,000	$24,873,000	$—
Net earnings	—	—	—	8,892,000	—
Dividends paid, $0.11 per share	—	—	—	(2,917,000)	—
Issuance of restricted stock	5,000	—	596,000	—	(601,000)
Amortization of deferred compensation	—	—	—	—	16,000
Conversion of Class A common stock to common stock	7,000	(7,000)	—	—	—
Balance at June 30, 2004	$1,045,000	$1,608,000	$68,050,000	$30,848,000	$(585,000)

On July 28, 2004, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.06 per share.  The dividend is payable on September 10, 2004 to shareholders of record at the close of business on August 10, 2004.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  During the three and six months ended June 30, 2003, the Company purchased and retired 49,700 and 169,945 shares of its outstanding common stock at an average purchase price of $8.99 and $8.96 per share. Gaming & Entertainment did not repurchase any outstanding shares of its common stock during the six months ended June 30, 2004.  At June 30, 2004, the Company had remaining repurchase authority of 1,830,055 shares.

The Company has a stock incentive plan which provides for the grant of up to 1,500,000 shares of stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  The restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  During the three and six months ended June 30, 2004, the Company issued 52,000 shares of restricted stock to certain officers and key employees.  The aggregate market value of the restricted stock at the date of issuance has been recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized on a straight-line basis over the six-year service period.  As of June 30, 2004, there were 574,859 shares available for granting options or stock awards.

NOTE 7 - Related Party Transactions

During the three and six months ended June 30, 2004 and 2003, Gaming & Entertainment allocated costs of $337,000 and $593,000, and $441,000 and $862,000, respectively, to DVD for certain administrative and operating services.  Additionally, DVD allocated costs of $33,000 and $62,000, respectively, to Gaming & Entertainment for the three and six months ended June 30, 2004.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s June 2004 and 2003 NASCAR event weekends, Gaming & Entertainment provided certain catering services for which DVD was invoiced $445,000 and $343,000, respectively.  Additionally, DVD invoiced Gaming & Entertainment $131,000 and $115,000, respectively, for tickets purchased and other services related to the 2004 and 2003 events.  As of June 30, 2004, Gaming & Entertainment’s consolidated balance sheet includes a $22,000 receivable from DVD for the aforementioned costs and for other payments made by the Company on DVD’s behalf.  The Company has since settled the receivable in the third quarter of 2004.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

The Company’s use of DVD’s 5/8-mile harness racing track is under an easement granted to the Company by DVD which does not require the payment of any rent. Under the terms of the easement, the Company has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The harness track is located on property owned by DVD and is on the inside of DVD’s motorsports superspeedway.  The Company’s indoor grandstands are used by DVD at no charge in connection with its motorsports events. DVD also leases its principal executive office space from the Company.  Various easements and agreements relative to access, utilities and parking have also been entered into between DVD and the Company relative to their respective Dover, Delaware facilities.

NOTE 8 – Commitments and Contingencies

The Company is a party to ordinary routine litigation incidental to its business.  Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

During the three months ended June 30, 2004, the Company entered into employment, severance and noncompete agreements with certain of its officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in control of the Company, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in control of the Company and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be approximately $4,762,000.

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

More than 80% of the Company’s gross revenue is derived from video lottery (slot) machine win (as defined below).  Several factors contribute to the video lottery (slot) machine win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the company’s market,

•                  The quantity and types of slot machines available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels, and

•                  Marketing programs.

The Company believes that it holds a strong position in each of these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a 2 hour drive. According to the 2000 United States Census, approximately 32.8 million people live within 150 miles of the complex.  There are significant barriers to entry related to the gaming business in Delaware, such as the statutory limitation of gaming licenses to the three existing horse racing facilities.  The Company’s property, designed and developed with the assistance of Caesars World Gaming Development Corporation (“Caesars”) is similar to properties found in the country’s largest gaming markets.  The Company offers the only luxury hotel in the Delaware gaming market, providing a strong marketing tool, especially to higher-end players.  The Company also utilizes its recently improved slot marketing system to allow for the most efficient marketing programs and the highest levels of customer service.

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

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

Gaming revenues increased by $2,667,000, or 6.0%, to $46,959,000 in the second quarter of 2004, primarily the result of increased play in our casino.  During the first quarter of 2004, we added 500 new video lottery (slot) machines which increased our average number of machines from 2,000 in the second quarter of 2003 to 2,500 in the second quarter of 2004.  Additionally, we have redirected our marketing efforts to attract more casino customers to our hotel by providing additional complimentary and discounted rooms.  We believe that our marketing efforts have been effective at attracting customers to our casino and consequently increasing slot win.

Other operating revenues increased by $174,000, or 2.1%, to $8,460,000 in the second quarter of 2004, primarily due to higher occupancy levels at the Dover Downs Hotel and Conference Center and increased concert sales.

Other operating revenues for the second quarter of 2004 and 2003 included $4,892,000 and $4,536,000, respectively, related to promotional items provided to customers without charge.  The increase in promotional allowances is primarily due to the Company’s expanded marketing efforts to attract more casino customers to the hotel by providing additional complimentary and discounted hotel rooms.

Gaming expenses increased by $1,902,000, or 5.4%, reflecting the higher gaming revenues. Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $941,000 and $370,000, respectively.  Amounts allocated from the video lottery operation for harness horse racing purses increased from $5,131,000 in the second quarter of 2003 to $5,411,000 in the second quarter of 2004.  Collectively, these statutory costs increased as a percentage of gaming revenues in the second quarter of 2004 as compared to the second quarter of 2003 primarily due to a 1.25% surcharge imposed by the State on the Company’s share of the video lottery (slot) proceeds that took effect in June of 2003.  The remaining $311,000 increase in gaming expenses relates primarily to higher payroll as a result of our casino expansion and increased benefit costs.

Other operating expenses increased by $381,000, or 13.9%, reflecting the higher other operating revenues and lower cost of promotions allocated to the gaming segment.  As hotel rooms become a larger percentage of our total promotional allowances, the lower cost associated with that promotion results in less cost being allocated to the gaming segment.  Payroll and related costs and food costs in the food and beverage department represented the largest increases in other operating expenses.

General and administrative expenses for the second quarter of 2004 remained consistent with the second quarter of 2003 at $1,098,000 and $1,115,000, respectively.

Depreciation expense increased by $176,000, primarily due to the construction of 11,000 additional square feet of gaming space to accommodate the installation of 500 video lottery (slot) machines within our existing casino complex during the first quarter of 2004 and the purchase of a new customer management and slot data system that went into service in April 2004.

Interest expense decreased by $77,000, primarily due to the decrease in outstanding borrowings under our credit facility and the Company’s average interest rate being 2.04% during the second quarter of 2004 as compared to 2.17% during the second quarter of 2003.

The Company’s effective income tax rate was 40.6% and 40.7% for the second quarter ended June 30, 2004 and 2003, respectively.

Net earnings were $4,458,000 in the second quarter of 2004 as compared to $4,385,000 in the second quarter of 2003.  The increase of $73,000, or 1.7%, was primarily due to the improved results for our gaming operations.

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

Gaming revenues increased by $8,419,000, or 9.8%, to $94,268,000 in the first six months of 2004, primarily the result of increased play in our casino.  During the first quarter of 2004, we added 500 new video lottery (slot) machines which increased our average number of machines from 2,000 in the first six months of 2003 to 2,362 in the first six months of 2004.  Additionally, we have redirected our marketing efforts to attract more casino customers to our hotel by providing additional complimentary and discounted rooms.  We believe that our marketing efforts have been effective at attracting customers to our casino and consequently increasing slot win.

Other operating revenues increased by $1,664,000, or 11.0%, to $16,748,000 in the first six months of 2004, primarily due to higher occupancy levels at the Dover Downs Hotel and Conference Center and increased food, beverage and concert sales.

Other operating revenues for the first six months of 2004 and 2003 included $9,929,000 and $8,692,000, respectively, related to promotional items provided to customers without charge.  The increase in promotional allowances is primarily due to the Company’s expanded marketing efforts to attract more casino customers to the hotel by providing additional complimentary and discounted hotel rooms.

Gaming expenses increased by $7,033,000, or 10.4%, reflecting the higher gaming revenues. Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $3,268,000 and $796,000, respectively.  Amounts allocated from the video lottery operation for harness horse racing purses increased from $9,781,000 in the first six months of 2003 to $10,732,000 in the first six months of 2004.  Collectively, these statutory costs increased as a percentage of gaming revenues in the first six months of 2004 as compared to the first six months of 2003 primarily due to a 1.25% surcharge imposed by the State on the Company’s share of the video lottery (slot) proceeds that took effect in June of 2003.  The remaining $2,018,000 increase in gaming expenses relates primarily to higher payroll as a result of our casino expansion and increased benefit costs, marketing, insurance and utilities.

Other operating expenses increased by $568,000, or 11.4%, reflecting the higher other operating revenues and lower cost of promotions allocated to the gaming segment.  Payroll and related costs and food costs in the food and beverage department represented the largest increases in other operating expenses.

General and administrative expenses increased by $176,000 to $2,245,000 from $2,069,000 in the first six months of 2003 primarily the result of higher legal, audit and consulting expenses related to the Company’s compliance with the Sarbanes-Oxley Act of 2002.

Depreciation expense increased by $365,000, primarily due to the construction of 11,000 additional square feet of gaming space to accommodate the installation of 500 video lottery (slot) machines within our existing casino complex during the first quarter of 2004 and the purchase of a new customer management and slot data system that went into service in April 2004.

Interest expense decreased by $138,000, primarily due to the decrease in outstanding borrowings under our credit facility and the Company’s average interest rate being 2.01% during the first six months of 2004 as compared to 2.18% during the first six months of 2003.

The Company’s effective income tax rate was 40.7% for the six months ended June 30, 2004 and 2003.

Net earnings were $8,892,000 in the first six months of 2004 as compared to $8,392,000 in the first six months of 2003.  The increase of $500,000, or 6.0%, was primarily due to the improved results for our gaming operations.

Liquidity and Capital Resources

Net cash provided by operating activities was $9,072,000 for the six months ended June 30, 2004 compared to $9,507,000 for the six months ended June 30, 2003.  The decrease was primarily due to the timing of cash receipts from the Delaware State Lottery Office related to our commission, partially offset by the increase in net earnings before depreciation and amortization from $11,417,000 in the first six months of 2003 to $12,329,000 in the first six months of 2004, as well as the timing of payments to vendors.

Net cash used in investing activities was $4,449,000 for the six months ended June 30, 2004 compared to $1,988,000 for the six months ended June 30, 2003.  The increase in 2004 as compared with 2003 was primarily due to the construction of 11,000 additional square feet of gaming space to accommodate the installation of 500 newly authorized video lottery (slot) machines within our existing casino complex and the purchase of a new customer management and slot data system.

Net cash used in financing activities was $1,792,000 for the six months ended June 30, 2004 compared to $7,445,000 for the six months ended June 30, 2003.  The change was primarily due to higher repayments of outstanding borrowings under our credit facility and the repurchase of 169,945 shares of the Company’s outstanding common stock during the first six months of 2003.  The Company paid $2,917,000 and $2,657,000 in regular quarterly cash dividends during the six months ended June 30, 2004 and 2003, respectively.

On July 28, 2004, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.06 per share.  The dividend is payable on September 10, 2004 to shareholders of record at the close of business on August 10, 2004.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  During the three and six months ended June 30, 2003, the Company purchased and retired 49,700 and 169,945 shares of its outstanding common stock at an average purchase price of $8.99 and $8.96 per share.  The Company did not repurchase any outstanding shares of its common stock during the six months ended June 30, 2004.

Based on current business conditions, the Company expects to make additional capital expenditures of approximately $2,000,000-$4,000,000 through 2004.  These expenditures primarily relate to additional amenities at our luxury hotel and site improvements, such as parking and signage, as well as the conversion of a portion of our casino floor to ticket-in, ticket-out (cashless) technology.  Additionally, the Company expects to contribute approximately $500,000 to its pension plans in 2004, of which $300,000 was contributed during the six months ended June 30, 2004.

We have a $40,000,000 unsecured revolving line of credit agreement.  At June 30, 2004, $32,350,000 was outstanding under the facility.  Based on current business trends, we believe that our cash flows from operations and the funds available pursuant to our revolving credit facility will be sufficient to meet our short and long-term cash needs.  Any significant expansion of our gaming facility that we may decide to undertake, any significant acquisitions, or any material adverse change in our operations could cause the need for additional financing.  The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through 2004, as well as any cash dividends the Company’s Board of Directors may declare.  We expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

The introduction or expansion of gaming in nearby states could have a material adverse effect on our cash flows and results of operations.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state, predominantly horse racing facilities.  It is difficult for us to predict the effect that such legislation will have on us, but we estimate that one or more facilities in Pennsylvania are likely to begin operations in 2006.  Pennsylvania will have one of the highest effective tax rates on slot machine gaming in the country and will charge an up front $50,000,000 license fee to the horse racing and casino venues that are granted a gaming license.  It is difficult to predict whether these factors will discourage investment in facilities capable of competing with destination facilities, such as ours, that offer luxurious hotel accommodations and various forms of entertainment.  Pennsylvania patrons comprise approximately 7% of our customer base.

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

Points Program

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The Company records the points as an expense when they are redeemed by the customers.  The points can be redeemed for various services and merchandise throughout the gaming facility; however, they are not redeemable for cash or casino play.  The value of all points outstanding as of June 30, 2004 was $4,920,000.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors. The legalization of new or additional casino or other gaming venues in jurisdictions close to Delaware, particularly Maryland, Virginia, Washington, D.C., Pennsylvania or New Jersey, could negatively impact our gaming business. From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  Approximately 70% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state, predominantly horse racing facilities.  It is difficult for us to predict the effect that such legislation will have on us, but we estimate that one or more facilities in Pennsylvania are likely to begin operations in 2006.  Pennsylvania will have one of the highest effective tax rates on slot machine gaming in the country and will charge an up front $50,000,000 license fee to the horse racing and casino venues that are granted a gaming license.  It is difficult to predict whether these factors will discourage investment in facilities capable of competing with destination facilities, such as ours, that offer luxurious hotel accommodations and various forms of entertainment.  Pennsylvania patrons comprise approximately 7% of our customer base.

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

Item 3.                                   Quantitative And Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $32,350,000 at June 30, 2004 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at June 30, 2004 would cause a change in total annual interest costs of $324,000. The carrying values of these borrowings approximate their fair values at June 30, 2004.

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

(b)                                 Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.                                   Changes In Securities, Use Of Proceeds And Issuer Purchases of Equity Securities

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  During the three and six months ended June 30, 2003, the Company purchased and retired 49,700 and 169,945 shares of its outstanding common stock at an average price of $8.99 and $8.96 per share, respectively. Gaming & Entertainment did not repurchase any outstanding shares of its common stock during the six months ended June 30, 2004.  At June 30, 2004, the Company had remaining repurchase authority of 1,830,055 shares.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submission Of Matters To A Vote Of Security Holders

None.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits And Reports On Form 8-K

(a)          Exhibits

10.1	Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Patrick J. Bagley dated June 16, 2004.

10.2	Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Klaus M. Belohoubek dated June 16, 2004.

10.3	Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Timothy R. Horne dated June 16, 2004.

10.4	Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Melvin L. Joseph dated June 16, 2004.

10.5	Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Denis McGlynn dated June 16, 2004.

10.6	Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Edward J. Sutor dated June 16, 2004.

10.7	Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Henry B. Tippie dated June 16, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

The Company furnished a Form 8-K on April 28, 2004 announcing that it had issued a press release on the same date reporting that the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.06 per share.

The Company furnished a Form 8-K on April 29, 2004 announcing that it had issued a press release on the same date regarding its first quarter 2004 financial results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	August 6, 2004	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer
and Director

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and
Chief Financial Officer