Form 10-Q
period 2004-09-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2004-11-03
CIK 1162556

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

As of October 31, 2004, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	10,404,212 shares
Class A Common Stock -	16,075,059 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Gaming	$51,022	$47,105	$145,290	$132,954
Other operating	9,147	8,151	25,895	23,235
Gross revenues	60,169	55,256	171,185	156,189
Less – promotional allowances	5,224	4,957	15,153	13,649
	54,945	50,299	156,032	142,540

Expenses:
Gaming	39,458	36,982	114,023	104,514
Other operating	4,150	2,601	9,722	7,605
General and administrative	1,065	928	3,310	2,997
Depreciation	1,691	1,532	5,081	4,557
	46,364	42,043	132,136	119,673

Operating earnings	8,581	8,256	23,896	22,867

Interest expense	183	196	512	663

Earnings before income taxes	8,398	8,060	23,384	22,204

Income taxes	3,416	3,278	9,510	9,030

Net earnings	$4,982	$4,782	$13,874	$13,174

Net earnings per common share (Note 3):
Basic	$0.19	$0.18	$0.52	$0.50
Diluted	$0.19	$0.18	$0.52	$0.50

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$14,957	$14,138
Accounts receivable	984	1,914
Due from State of Delaware	10,216	8,670
Inventories	2,107	1,801
Prepaid expenses and other	2,869	2,414
Prepaid income taxes	140	—
Deferred income taxes	983	878
Total current assets	32,256	29,815

Property and equipment, net	123,942	122,344
Total assets	$156,198	$152,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,297	$6,516
Purses due horsemen	9,833	7,957
Accrued liabilities	6,176	6,015
Payable to Dover Motorsports, Inc.	105	96
Income taxes payable	—	53
Deferred revenue	251	261
Total current liabilities	21,662	20,898

Notes payable to banks	24,000	31,225
Deferred income taxes	6,659	5,061

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; issued and outstanding: September 30, 2004-10,404,712 shares; December 31, 2003-10,333,112 shares	1,040	1,033
Class A common stock, $0.10 par value; 50,000,000 shares authorized; issued and outstanding: September 30, 2004-16,075,059 shares; December 31, 2003-16,145,059 shares	1,608	1,615
Additional paid-in capital	67,550	67,454
Retained earnings	34,238	24,873
Deferred compensation	(559)	—
Total stockholders’ equity	103,877	94,975
Total liabilities and stockholders’ equity	$156,198	$152,159

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net earnings	$13,874	$13,174
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,081	4,557
Amortization of credit facility origination fees	46	21
Amortization of deferred compensation	42	—
Deferred income taxes	1,163	756
Changes in assets and liabilities:
Accounts receivable	930	867
Due from State of Delaware	(1,546)	(685)
Inventories	(306)	(262)
Prepaid expenses and other	(501)	(1,372)
Prepaid income taxes/income taxes payable	137	1,392
Accounts payable	(2,860)	781
Purses due horsemen	1,876	593
Accrued liabilities	161	(551)
Payable to/receivable from Dover Motorsports, Inc.	9	582
Deferred revenue	(10)	94
Net cash provided by operating activities	18,096	19,947

Investing activities:
Capital expenditures	(5,038)	(2,672)
Net cash used in investing activities	(5,038)	(2,672)

Financing activities:
Borrowings from revolving debt	146,855	120,545
Repayments of revolving debt	(154,080)	(131,935)
Dividends paid	(4,509)	(3,981)
Repurchase of common stock	(505)	(1,523)
Net cash used in financing activities	(12,239)	(16,894)

Net increase in cash and cash equivalents	819	381
Cash and cash equivalents, beginning of period	14,138	12,836
Cash and cash equivalents, end of period	$14,957	$13,217

Supplemental information:
Interest paid	$483	$794
Income taxes paid	$8,212	$7,218

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and accounting principles generally accepted in the United States of America, but do not include all of the information and disclosures required for audited financial statements.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 9, 2004.  In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Our entertainment complex is located in Dover, the capital of the State of Delaware.  Approximately 70% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia. In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state, predominantly horse racing facilities.  It is difficult for us to predict the effect that such legislation will have on us, but we estimate that one or more facilities in Pennsylvania are likely to begin operations in 2006.  Pennsylvania will have one of the highest effective tax rates on slot machine gaming in the country and will charge an up front $50,000,000 license fee to the horse racing and casino venues that are granted a gaming license.  Management has estimated that slot win from Pennsylvania patrons represents approximately 7% of our total slot win.

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

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points can be redeemed for various services and merchandise throughout the gaming facility; however, they are not presently redeemable for cash or casino play. The Company records the points as an expense when they are redeemed by the customers. The value of all points outstanding as of September 30, 2004 and December 31, 2003 was $5,160,000 and $4,592,000, respectively.

Earnings per share-Basic and diluted earnings per share (“EPS”) are calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share.  Weighted average shares used in computing basic and diluted EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic EPS	26,475,000	26,478,000	26,477,000	26,522,000
Effect of dilutive securities	48,000	31,000	75,000	27,000
Diluted EPS	26,523,000	26,509,000	26,552,000	26,549,000

Dilutive securities include stock options and unvested restricted stock awards.

For the three and nine months ended September 30, 2004, options to purchase approximately 296,000 and 281,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.  For the three and nine months ended September 30, 2003, options to purchase approximately 679,000 and 677,000 shares of common stock, respectively, were outstanding but not included in the computation for the same reason.

Accounting for stock-based compensation—The Company has a stock incentive plan which provides for the grant of stock options and/or restricted stock to officers and key employees.  The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue to use the intrinsic value method and based on this method did not record any stock-based compensation expense related to its stock options during the three and nine-month periods ended September 30, 2004 and 2003.  The Company’s restricted stock vests based on continued employment with the Company.  Restricted stock awards result in compensation expense as discussed in NOTE 6 – Stockholders’ Equity.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation related to its stock options and awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$4,982,000	$4,782,000	$13,874,000	$13,174,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	15,000	—	25,000	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(159,000)	(154,000)	(460,000)	(462,000)
Pro forma net earnings	$4,838,000	$4,628,000	$13,439,000	$12,712,000

Net earnings per common share:
Basic – as reported	$0.19	$0.18	$0.52	$0.50
Basic – pro forma	$0.18	$0.17	$0.51	$0.48

Diluted – as reported	$0.19	$0.18	$0.52	$0.50
Diluted – pro forma	$0.18	$0.17	$0.51	$0.48

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $32,343,000 and $27,799,000 as of September 30, 2004 and December 31, 2003, respectively.

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

NOTE 4 – Indebtedness

The Company has a $40,000,000 credit facility, as amended effective February 19, 2004, that expires on April 30, 2006.  Interest is based, at the Company’s option, upon (i) LIBOR plus 0.75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) minus 1%.  The terms of the credit facility contain, among others, minimum net worth, interest coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2004, the Company was in compliance with all terms of the facility and there was $24,000,000 outstanding at a weighted average interest rate of 2.59%.  After consideration of stand by letters of credit outstanding, $15,900,000 was available pursuant to the facility at September 30, 2004.

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

The components of net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$282,000	$178,000	$678,000	$534,000
Interest cost	58,000	52,000	194,000	156,000
Expected return on plan assets	(55,000)	(36,000)	(169,000)	(108,000)
Recognized net actuarial loss	4,000	13,000	28,000	39,000
Amortization of prior service cost	3,000	2,000	7,000	6,000
	$292,000	$209,000	$738,000	$627,000

The Company expects to contribute $300,000 to its pension plans in 2004, all of which was contributed during the nine months ended September 30, 2004.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation
Balance at December 31, 2003	$1,033,000	$1,615,000	$67,454,000	$24,873,000	$—
Net earnings	—	—	—	13,874,000	—
Dividends paid, $0.17 per share	—	—	—	(4,509,000)	—
Issuance of restricted stock awards	5,000	—	596,000	—	(601,000)
Amortization of deferred compensation	—	—	—	—	42,000
Conversion of Class A common stock to common stock	7,000	(7,000)	—	—	—
Repurchase and retirement of common stock	(5,000)	—	(500,000)	—	—
Balance at September 30, 2004	$1,040,000	$1,608,000	$67,550,000	$34,238,000	$(559,000)

On October 27, 2004, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.06 per share.  The dividend is payable on December 10, 2004 to shareholders of record at the close of business on November 10, 2004.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  During the three and nine months ended September 30, 2004, Gaming & Entertainment purchased and retired 50,400 shares of its outstanding common stock at an average purchase price of $9.94 per share, not including nominal brokerage commissions.  During the nine months ended September 30, 2003, the Company purchased and retired 169,945 shares of its outstanding common stock at an average purchase price of $8.90 per share, not including nominal brokerage commissions.  At September 30, 2004, the Company had remaining repurchase authority of 1,779,655 shares.

The Company has a stock incentive plan which provides for the grant of up to 1,500,000 shares of stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  The restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  During the nine months ended September 30, 2004, the Company issued 52,000 shares of restricted stock to certain officers and key employees.  The aggregate market value of the restricted stock at the date of issuance has been recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized on a straight-line basis over the six-year service period.  As of September 30, 2004, there were 636,129 shares available for granting options or stock awards.

NOTE 7 - Related Party Transactions

During the three and nine months ended September 30, 2004 and 2003, Gaming & Entertainment allocated costs of $364,000 and $957,000, and $607,000 and $1,469,000, respectively, to DVD for certain administrative and operating services.  Additionally, DVD allocated costs of $40,000 and $102,000, respectively, to Gaming & Entertainment for the three and nine months ended September 30, 2004.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s NASCAR event weekends at Dover International Speedway, Gaming & Entertainment provided certain catering services for which DVD was invoiced $485,000 and $930,000, and $131,000 and $474,000, during the three and nine months ended September 30, 2004 and 2003, respectively.  Additionally, DVD invoiced Gaming & Entertainment $105,000 and $236,000, and $91,000 and

$206,000, during the three and nine months ended September 30, 2004 and 2003, respectively, for tickets purchased and other services related to the Dover events.  As of September 30, 2004, Gaming & Entertainment’s consolidated balance sheet includes a $105,000 payable to DVD for the aforementioned items.  The Company has since settled the payable in the fourth quarter of 2004.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

The Company has employment, severance and noncompete agreements with certain of its officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in control of the Company, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in control of the Company and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be approximately $4,762,000.

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

Because all of our operations are located at one facility, we face the risk of increased competition in surrounding states from the legalization of new or additional gaming venues.  The Company has therefore focused on creating the region’s premier gaming destination and building and rewarding customer loyalty through innovative marketing efforts and unparalleled customer service.

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

Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

Gaming revenues increased by $3,917,000, or 8.3%, to $51,022,000 in the third quarter of 2004, primarily the result of increased play in our casino.  During the first quarter of 2004, we added 500 new video lottery (slot) machines which increased our average number of machines from 2,000 in the third quarter of 2003 to 2,500 in the third quarter of 2004.  Additionally, we have redirected our marketing efforts to attract more profitable casino customers by providing additional complimentary and discounted rooms in our hotel.  We believe that our marketing efforts have been effective at attracting customers to our casino and consequently increasing slot win.

Other operating revenues increased by $996,000, or 12.2%, to $9,147,000 in the third quarter of 2004, primarily due to increased concert sales related to an outdoor concert held during the quarter and higher occupancy levels at the Dover Downs Hotel and Conference Center.

Other operating revenues for the third quarter of 2004 and 2003 included $5,224,000 and $4,957,000, respectively, related to promotional items provided to customers without charge.  The increase in promotional allowances is primarily due to the Company’s expanded marketing efforts to attract more casino customers to the hotel by providing additional complimentary and discounted hotel rooms.

Gaming expenses increased by $2,476,000, or 6.7%, reflecting the higher gaming revenues. Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $1,297,000 and $261,000, respectively.  Amounts allocated from the video lottery operation for harness horse racing purses increased from $5,523,000 in the third quarter of 2003 to $5,942,000 in the third quarter of 2004.  The remaining $499,000 increase in gaming expenses relates primarily to higher payroll as a result of our casino expansion and increased benefit costs.

Other operating expenses increased by $1,549,000, or 59.6%, reflecting the higher other operating revenues.  Concert promotion expenses represented the largest increase in other operating expenses.  Payroll and related costs in the food and beverage department and increased food costs, due to the addition of higher quality menu items, were the other significant increases in other operating expenses.

General and administrative expenses increased by $137,000 to $1,065,000 from $928,000 in the third quarter of 2003 primarily the result of higher payroll and related costs and expenses related to the Company’s compliance with the Sarbanes-Oxley Act of 2002.

Depreciation expense increased by $159,000, primarily due to the construction of 11,000 additional square feet of gaming space to accommodate the installation of 500 video lottery (slot) machines within our existing casino complex during the first quarter of 2004 and the purchase of a new customer management and slot data system that went into service in April 2004.

Interest expense decreased by $13,000, primarily due to the decrease in outstanding borrowings under our credit facility, partially offset by an increase in the Company’s average interest rate from 1.92% during the third quarter of 2003 to 2.38% during the third quarter of 2004.

The Company’s effective income tax rate was 40.7% for the third quarter ended September 30, 2004 and 2003.

Net earnings were $4,982,000 in the third quarter of 2004 as compared to $4,782,000 in the third quarter of 2003.  The increase of $200,000, or 4.2%, was primarily due to the improved results for our gaming operations that resulted from an increase in slot win during the quarter.

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

Gaming revenues increased by $12,336,000, or 9.3%, to $145,290,000 in the first nine months of 2004, primarily the result of increased play in our casino.  During the first quarter of 2004, we added 500 new video lottery (slot) machines which increased our average number of machines from 2,000 in the first nine months of 2003 to 2,410 in the first nine months of 2004.  Additionally, we have redirected our marketing efforts to attract more profitable casino customers by providing additional complimentary and discounted rooms in our hotel.  We believe that our marketing efforts have been effective at attracting customers to our casino and consequently increasing slot win.

Other operating revenues increased by $2,660,000, or 11.4%, to $25,895,000 in the first nine months of 2004, primarily due to higher occupancy levels at the Dover Downs Hotel and Conference Center and increased food, beverage and concert sales.

Other operating revenues for the first nine months of 2004 and 2003 included $15,153,000 and $13,649,000, respectively, related to promotional items provided to customers without charge.  The increase in promotional allowances is primarily due to the Company’s expanded marketing efforts to attract more casino customers to the hotel by providing additional complimentary and discounted hotel rooms.

Gaming expenses increased by $9,509,000, or 9.1%, reflecting the higher gaming revenues. Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $4,565,000 and $1,057,000, respectively.  Amounts allocated from the video lottery operation for harness horse racing purses increased from $15,304,000 in the first nine months of 2003 to $16,674,000 in the first nine months of 2004.  Collectively, these statutory costs increased as a percentage of gaming revenues in the first nine months of 2004 as compared to the first nine months of 2003 in part due to a 1.25% surcharge imposed by the State on the Company’s share of the video lottery (slot) proceeds that took effect in June of 2003.  The remaining $2,517,000 increase in gaming expenses relates primarily to higher payroll as a result of our casino expansion and increased benefit and marketing costs.

Other operating expenses increased by $2,117,000, or 27.8%, reflecting the higher other operating revenues.  Concert promotion expenses represented the largest increase in other operating expenses.  Payroll and related costs in the food and beverage department and increased food costs, due to the addition of higher quality menu items, were the other significant increases in other operating expenses.

General and administrative expenses increased by $313,000 to $3,310,000 from $2,997,000 in the first nine months of 2003 primarily the result of higher payroll and related costs, legal costs, and audit and consulting expenses related to the Company’s compliance with the Sarbanes-Oxley Act of 2002.

Depreciation expense increased by $524,000, primarily due to the construction of 11,000 additional square feet of gaming space to accommodate the installation of 500 video lottery (slot) machines within our existing casino complex during the first quarter of 2004 and the purchase of a new customer management and slot data system that went into service in April 2004.

Interest expense decreased by $151,000, primarily due to the decrease in outstanding borrowings under our credit facility, partially offset by an increase in the Company’s average interest rate from 2.09% during the first nine months of 2003 to 2.13% during the first nine months of 2004.

The Company’s effective income tax rate was 40.7% for the nine months ended September 30, 2004 and 2003.

Net earnings were $13,874,000 in the first nine months of 2004 as compared to $13,174,000 in the first nine months of 2003.  The increase of $700,000, or 5.3%, was primarily due to the improved results for our gaming operations that resulted from an increase in slot win during the period.

Liquidity and Capital Resources

Net cash provided by operating activities was $18,096,000 for the nine months ended September 30, 2004 compared to $19,947,000 for the nine months ended September 30, 2003.  The decrease was primarily due to the timing of payments to vendors and certain income tax payments.  These decreases were partially offset by the increase in net earnings before depreciation and amortization from $17,752,000 in the first nine months of 2003 to $19,043,000 in the first nine months of 2004.

Net cash used in investing activities was $5,038,000 for the nine months ended September 30, 2004 compared to $2,672,000 for the nine months ended September 30, 2003.  The increase in 2004 as compared with 2003 was primarily due to the construction of 11,000 additional square feet of gaming space to accommodate the installation of 500 newly authorized video lottery (slot) machines within our existing casino complex and the purchase of a new customer management and slot data system.

Net cash used in financing activities was $12,239,000 for the nine months ended September 30, 2004 compared to $16,894,000 for the nine months ended September 30, 2003.  The decrease in net cash used in financing activities in 2004 was primarily due to lower net repayments of borrowings under our credit facility in the first nine months of 2004 as a result of the aforementioned increase in capital expenditures.  Additionally, the Company repurchased 50,400 shares of its outstanding common stock for $505,000 during the first nine months of 2004 as compared to 169,945 shares for $1,523,000 during the first nine months of 2003.  The Company paid $4,509,000 and $3,981,000 in regular quarterly cash dividends during the nine months ended September 30, 2004 and 2003, respectively.

On October 27, 2004, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.06 per share.  The dividend is payable on December 10, 2004 to shareholders of record at the close of business on November 10, 2004.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  During the nine months ended September 30, 2004, Gaming & Entertainment purchased and retired 50,400 shares of its outstanding common stock at an average purchase price of $9.94 per share, not including nominal brokerage commissions.  During the nine months ended September 30, 2003, the Company purchased and retired 169,945 shares of its outstanding common stock at an average purchase price of $8.90 per share, not including nominal brokerage commissions.

Based on current business conditions, the Company expects to make additional capital expenditures of approximately $2,000,000 through 2004.  These expenditures primarily relate to additional amenities at our luxury hotel and site improvements, such as parking and signage, as well as the conversion of a portion of our casino floor to ticket-in, ticket-out (cashless) technology.  Additionally, the Company expects to contribute $300,000 to its pension plans in 2004, all of which was contributed during the nine months ended September 30, 2004.

We have a $40,000,000 unsecured revolving line of credit agreement.  At September 30, 2004, $24,000,000 was outstanding under the facility.  Based on current business trends, we believe that our cash flows from operations and the funds available pursuant to our revolving credit facility will be sufficient to meet our short and long-term cash needs.  Any significant expansion of our gaming facility that we may decide to undertake, any significant acquisitions, or any material adverse change in our operations could cause the need for additional financing.  The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends the Company’s Board of Directors may declare.  We expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

The introduction or expansion of gaming in nearby states could have a material adverse effect on our cash flows and results of operations.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state, predominantly horse racing facilities.  It is difficult for us to predict the effect that such legislation will have on us, but we estimate that one or more facilities in Pennsylvania are likely to begin operations in 2006.  Pennsylvania will have one of the highest effective tax rates on slot machine gaming in the country and will charge an up front $50,000,000 license fee to the horse racing and casino venues that are granted a gaming license.  Management has estimated that slot win from Pennsylvania patrons represents approximately 7% of our total slot win.

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

Points Program

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The Company records the points as an expense when they are redeemed by the customers.  The points can be redeemed for various services and merchandise throughout the gaming facility; however, they are not presently redeemable for cash or casino play.  The value of all points outstanding as of September 30, 2004 was $5,160,000.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors. The legalization of new or additional casino or other gaming venues in jurisdictions close to Delaware, particularly Maryland, Virginia, Washington, D.C., Pennsylvania or New Jersey, could negatively impact our gaming business. From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  Approximately 70% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state, predominantly horse racing facilities.  It is difficult for us to predict the effect that such legislation will have on us, but we estimate that one or more facilities in Pennsylvania are likely to begin operations in 2006.  Pennsylvania will have one of the highest effective tax rates on slot machine gaming in the country and will charge an up front $50,000,000 license fee to the horse racing and casino venues that are granted a gaming license.  Management has estimated that slot win from Pennsylvania patrons represents approximately 7% of our total slot win.

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

Item 3.            Quantitative And Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $24,000,000 at September 30, 2004 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at September 30, 2004 would cause a change in total annual interest costs of $240,000. The carrying values of these borrowings approximate their fair values at September 30, 2004.

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

(b)                                 Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

Part II – Other Information

Item 1.                                   Legal Proceedings

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a serious negative effect on our financial condition, cash flows or profitability.

Item 2.                                   Unregistered Sales Of Equity Securities And Use Of Proceeds

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  The following table details the Company’s purchases of equity securities for the three months ended September 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2004 – July 31, 2004	—	—	—	1,830,055
August 1, 2004 – August 31, 2004	—	—	—	1,830,055
September 1, 2004 – September 30, 2004	50,400	$9.94	50,400	1,779,655
Total	50,400	$9.94	50,400	1,779,655

The average price paid per share does not include nominal brokerage commissions.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submission Of Matters To A Vote Of Security Holders

None.

Item 5.                                   Other Information

None.

Item 6.            Exhibits

10.1	Form of Incentive Stock Option Agreement Used with Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated

10.2	Form of Restricted Stock Grant Agreement Used with Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	November 3, 2004	Dover Downs Gaming & Entertainment, Inc.
Registrant

		/s/	Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

		/s/	Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance, Treasurer and Chief Financial Officer