Form 10-K
period 2004-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2005-03-10
CIK 1162556

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of common stock held by non-affiliates of the registrant was $108,642,263 as of June 30, 2004 (the last day of our most recently completed second quarter).

As of February 28, 2005, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	9,564,163 shares
Class A Common Stock -	14,339,687 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 27, 2005 are incorporated by reference into Part III, Items 10 through 14 of this report.

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

The Company’s license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain its license to conduct video lottery operations, the Company is required to maintain its harness horse racing license.  The Company has received an annual license from the Commission for the past 36 consecutive years and management believes that its relationship with the Commission remains good.

Dover Downs Slots

Our video lottery (slot) machine casino opened in December 1995 with approximately 500 video lottery (slot) machines.  Due to its popularity, the video lottery (slot) machine casino has expanded four times since its opening and the number of machines has increased steadily to 2,500 (the maximum number allowed by the Director of the Delaware State Lottery Office (the “Lottery Director”)) at December 31, 2004.  The most recent expansion occurred in the first quarter of 2004 with the construction of 11,000 additional square feet of gaming space and the installation of 500 machines within the existing casino complex.

Our video lottery (slot) machines range from our popular penny machines to $100 machines in the Premium Slots area and include many popular franchise games found in the country’s major gaming jurisdictions. Additional amenities include the Garden Cafe, which becomes a lounge with live entertainment most evenings, and the Winners Circle Restaurant.  The Las Vegas style video lottery casino housing the gaming equipment was designed and built using expertise from Caesars World Gaming Development Corporation (“Caesars”), a leader in the gaming industry.  Our facilities are open every day of the year, except Christmas and Easter.  Our casino was visited by an estimated 3 million patrons in 2004.

The Delaware State Lottery Office administers and controls our video lottery (slot) machine operations. We are a Licensed Agent authorized to conduct video lottery operations under the Delaware State Lottery Code and one of only three locations permitted to do so in the State of Delaware. We are permitted by law to set the payout to customers between 87% and 95%. Since the introduction of our video lottery (slot) machine operations, we have maintained an average payout of approximately 91.5%. We believe that this represents a competitive payout percentage.

Since our video lottery (slot) machine casino opened in 1995, we have been party to a management agreement with Caesars, under which Caesars was our agent to supervise, manage and operate our video lottery (slot) machine casino.  Effective December 28, 2004, that management agreement expired and we opted not to renew it.  Therefore, beginning in 2005 we will no longer be required to pay to Caesars a management fee.

We use sophisticated database marketing to develop long-term relationships with our patrons and to target promotions to specific customer segments. Our Capital Club, a slots players club and tracking system, allows us to identify customers and to reward their level of play through awards programs. Membership in this club currently stands at approximately 170,000 active patrons.  During 2004, we installed a new state-of-the-art customer management and slot data system.  This system allows us to market our property more effectively and allows for the ultimate conversion of our casino floor to ticket-in, ticket-out (cashless) technology.  As of December 31, 2004, we have converted 528 of our 2,500 video lottery (slot) machines to ticket-in, ticket-out technology and we expect to have approximately 1,900 video lottery (slot) machines using the ticket-in/ticket-out technology by the end of 2005.

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

On May 30, 2003, a committee created by the Delaware House of Representatives (the “Committee”) issued a favorable assessment as to the merits of conducting sports wagering in the State through its video lottery agents.  The Committee concluded that sports gaming is feasible in the State, outlined proposed structures for its implementation and provided various financial projections.  The report has been provided to the Delaware General Assembly for consideration.  By Federal law, Delaware is the only state east of Montana, and one of only four states in the United States, where sports betting is legally permitted.  Enabling legislation would need to be passed by the Delaware General Assembly to establish sports gaming operations at our property.

Dover Downs Hotel and Conference Center

Our luxury hotel facility, the Dover Downs Hotel and Conference Center, is located adjacent to our casino.  Phase one of the facility was partially opened in the first quarter of 2002 and was completed in April 2002.  The hotel and conference center includes 232 rooms, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and health spa. Additional construction that occurred included, among other things, building a 425-seat buffet restaurant, renovating the enclosed harness racing grandstand with state-of-the-art simulcasting facilities and building an HVAC plant.  With this facility, we are capitalizing on the need for luxury hotel accommodations in the Dover area and offering a wider range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, trade shows and conferences.  The facility allows us to attract new patrons and lengthen the stay of current patrons.  Since opening the Dover Downs Hotel and Conference Center, we have managed its operations ourselves.  In 2004, hotel occupancy averaged almost 95% and the hotel was awarded the AAA Four Diamond Award for the second consecutive year.

Dover Downs Raceway

Dover Downs Raceway has presented pari-mutuel harness racing events for 36 consecutive years. Live harness races are conducted at Dover Downs Raceway between November and April and are simulcast to tracks and other off-track betting locations across North America on each of the Company’s more than 130 live race dates. Our races currently are transmitted to more than 400 tracks and off-track betting locations. The harness horse racing track is a

5/8-mile track and is lighted for nighttime operations.  The track is adjacent to our casino and hotel and conference center on land owned by DVD on the inside of DVD’s auto racing superspeedway.  Use of the track is pursuant to an easement granted by DVD.

Within our main grandstand is the recently renovated simulcast parlor where our patrons can wager on harness and thoroughbred races received by satellite into Dover Downs Raceway year round from numerous tracks across North America.  Television monitors throughout the parlor area provide views of all races simultaneously and the parlor’s betting windows are connected to a central computer allowing bets to be received on all races from all tracks.

Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission (the “Commission”). We hold a license from the Commission authorizing us to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races.

Harness racing refers to any racing of horses in which the horses competing or participating are harnessed to a two-wheeled sulky, which carries the driver.  Pari-mutuel wagering refers to pooled betting by which the wagering public, not the track, determines the odds and the payoff. The track retains a commission, which is a percentage of the total amount wagered (“handle”). Simulcasting refers to the transmission of live horse racing by television, cable or satellite signal from one race track to another with pari-mutuel wagering being conducted at the sending and receiving track and a portion of the handle being shared by the sending and receiving tracks.

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

We have an agreement with the Delaware Standardbred Owner’s Association, Inc. (“DSOA”) effective August 1, 2003 and continuing through July 31, 2007. DSOA’s membership consists of owners, trainers, and drivers of harness horses participating in harness race meetings at our facilities and elsewhere in the United States and Canada. The DSOA has been organized and exists for the purpose of promoting the sport of harness racing; improving the lot of owners, drivers, and trainers of harness racing horses participating in race meetings; establishing health, welfare and insurance programs for owners, drivers, and trainers of harness racing horses; negotiating with harness racing tracks on behalf of owners, trainers, drivers, and grooms of harness racing horses; and generally rendering assistance to them whenever and wherever possible. Under the DSOA agreement, we are required to distribute as purses for races conducted at our facilities, a percentage of our retained share of pari-mutuel revenues, depending on the level of the average daily dollar handle.

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

A “video lottery (slot) machine” is defined by law as any machine in which bills, coins or tokens are deposited in order to play in a game of chance in which the results, including options available to the player, are randomly and immediately determined by the machine.  A machine may use spinning reels or video displays or both, and may or may not dispense coins or tokens directly to winning players.  A machine shall be considered a video lottery (slot) machine notwithstanding (i) the use of an electronic credit system making the deposit of bills, coins or tokens unnecessary, or (ii) the fact that the video lottery (slot) machine has employed dual function terminal technology.  Various video lottery (slot) machines are in use at our casino.  All accept $5, $10, $20, $50 and $100 bills.

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

Harness Racing and Pari-Mutuel Wagering

Licensing Requirements.  Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission.  The Company holds a license from the Commission by which it is authorized to hold harness race meetings on its premises and to make, conduct and sell pools by the use of pari-mutuel machines or totalizators.  The license must be renewed on an annual basis.  The Commission may reject an application for a license for any cause which it deems sufficient and the action of the Commission is final.  The Commission may also suspend or revoke a license which it has issued and its action in that respect is final, subject to review, upon questions of law only, by the Superior Court of the County within which the license was granted.  The action of the Commission stands unless and until reversed by the Court.  The Company has received an annual license from the Commission for the past 36 consecutive years and management believes that its relationship with the Commission remains good.  However, there can be no assurances that the Company will continue to be licensed by the Commission in the future.

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

Compliance with Other Laws

We are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising.

The Internal Revenue Service, or IRS, requires operators of casinos located in the U.S. to file information returns for U.S. citizens, including names and addresses of winners, for all winnings in excess of stipulated amounts. The IRS also requires operators to withhold taxes on certain winnings.

Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”) require us to report currency transactions in excess of stipulated amounts occurring within a gaming day, including identification of the patron by name and social security number. FinCEN has also established regulations that require us to file suspicious activity reports on all transactions that we know, suspect, or have reason to suspect fall into specific categories that are deemed to be suspicious. We believe our programs meet the requirements of the applicable regulations.

Laws and regulations are always subject to change, can be interpreted differently in the future, and new laws and regulations may be enacted which could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Furthermore, noncompliance with one or more of these laws and regulation could result in the imposition of substantial penalties against us.

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

Within the State of Delaware, our competition is limited to two gaming facilities: Delaware Park, a northern Delaware thoroughbred track with 2,500 video lottery (slot) machines, and Harrington Raceway, a southern central Delaware fairgrounds harness track with 1,435 video lottery (slot) machines.  By statute, no additional video lottery (slot) machine operations are permitted in the State and each of the three permitted locations is presently limited to 2,500 video lottery (slot) machines. The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations. From time to time, legislation is proposed for adoption in these jurisdictions which, if enacted, could further expand gaming opportunities and result in increased competition.  For example, in 2005, the Maryland Senate passed a bill providing for various gaming venues for the third straight year. The Maryland House responded by passing its own bill which differs as to permissible venues, numbers of machines authorized, tax structure and siting approvals. No consensus has yet been reached on compromise legislation capable of passing both the House and the Senate.

In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will have on us, but we estimate that one or more facilities in Pennsylvania are likely to begin operations during 2006. Pennsylvania will have one of the highest effective tax rates on slot machine gaming in the country and will charge an up front $50,000,000 license fee to the horse racing and casino venues that are granted a gaming license. Management has estimated that slot win from Pennsylvania patrons represents approximately 7% of our total slot win.

Pennsylvania, Maryland and New Jersey all have state-run lotteries. Atlantic City, New Jersey is located approximately 100 miles from our entertainment facility and offers a full range of gaming products. Maryland, Virginia and Washington, D.C. do not permit video lottery (slot) machine operations

Competition in horse racing is varied since racetracks in the surrounding area differ in many respects. Some tracks only offer thoroughbred or harness horse racing; others have both. Tracks have live racing seasons that may or may not overlap with neighboring tracks. Depending on the purse structure, tracks that are farther apart may compete with each other more for quality horses than for patrons.

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

Competition for our hotel and conference center varies and consists of local and regional competition. With respect to hotel accommodations only, we compete with a variety of nearby hotels in the Dover area; however, few of these offer the luxury accommodations that we offer.  Our hotel is the only hotel in the Dover area, and one of only three hotels in the State, to receive the AAA Four Diamond Award.  With respect to trade shows, conferences, concerts and hotel room packages tied to these events or tied to our casino and other gaming offerings, we compete at a regional level with the other gaming operations referred to above and with convention centers and larger hotels in major cities such as Philadelphia, Washington, D.C., Baltimore and Wilmington.

In addition, our activities compete with other leisure, entertainment and recreational activities.

Growth Strategies

We offer a unique gaming and entertainment experience and make available to our patrons a number of different options: slot machine gaming, live harness horse racing, fine dining, national recording and entertainment acts, live boxing and simulcasting of thoroughbred and harness horse races from across the United States. Our mission is simple: to provide all of our customers a premier gaming and entertainment experience with a focus on quality customer service. Our growth strategy is to foster customer loyalty by following this mission, focus on our most valuable customers, expand and improve the quality of our slot gaming positions, enhance our gaming products with additional entertainment offerings and create an exciting gaming environment while focusing on areas that we believe will increase our revenue and profitability. Our efforts in this regard include the following:

Increase The Utilization Of Our Casino

During the first quarter of 2004, the Company constructed 11,000 additional square feet of gaming space and installed 500 machines within its existing casino complex.  This brings the Company’s total number of video lottery (slot) machines to 2,500 (the maximum number currently allowed by the Lottery Director) at December 31, 2004.

We use a sophisticated database marketing program to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club, a slots players club and tracking system, allows us to identify customers and to reward their level of play through awards programs. Membership in this club currently stands at approximately 170,000 active patrons.  During 2004, we installed a new state-of-the-art customer management and slot data system.  This system allows us to market our property more effectively and allows for the ultimate conversion of our casino floor to ticket-in, ticket-out (cashless) technology.  As of December 31, 2004, we have converted 528 of our 2,500 video lottery (slot) machines to ticket-in, ticket-out technology and we expect to have approximately 1,900 video lottery (slot) machines using the ticket-in/ticket-out technology by the end of 2005.  We expect to increase attendance at both our casino and hotel and conference center through effective promotional use of our database and by making improvements to our facilities and gaming offerings based on what we learn from our Capital Club members. For example, we continue to add machines with differing denominations and progressive slot machines with large jackpot sizes because they offer patrons a more exciting gaming experience.

On May 30, 2003, a committee created by the Delaware House of Representatives issued a favorable assessment as to the merits of conducting sports wagering in the State through its video lottery agents.  The Committee concluded that sports gaming is feasible in the State, outlined proposed structures for its implementation and provided various financial projections.  The report has been provided to the General Assembly for consideration.  By Federal law, Delaware is the only state east of Montana, and one of only four states in the United States, where sports betting is legally permitted.  Enabling legislation would need to be passed by the Delaware General Assembly to establish sports gaming operations at our property.

Capitalize On Our Luxury Hotel And Conference Center

Our luxury hotel facility, the Dover Downs Hotel and Conference Center, is located adjacent to our casino.  It is the only hotel in the Dover area, and one of only three hotels in the State, to receive the AAA Four Diamond Award.  The facility was partially opened in the first quarter of 2002 and was completed in April 2002.  The first phase of the hotel and conference center includes 232 rooms, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and health spa. Additional construction that occurred in adjacent facilities during the first phase included, among other things, building a new 425-seat buffet restaurant, renovating the enclosed harness racing grandstand with state-of-the-art simulcasting facilities and building an HVAC plant. The second phase, if implemented, is designed to include an additional 268 rooms. With this facility, we are capitalizing on the need for luxury hotel accommodations in the Dover area and offering a wider range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, trade shows and conferences.  The facility allows us to attract new patrons and lengthen the stay of current patrons.

Increase The Attendance And Wagering On Live Harness Horse Racing Through Increased Purse Levels

With a percentage of video lottery (slot) machine revenues supplementing the purses for the horsemen, we have experienced dramatic increases in the amount of our purses.  As of the end of our 2003-2004 season, our average daily purse distribution had increased to $193,000 from $8,000 in 1995. According to information published by the Harness Tracks of America, Inc., an association we belong to comprised of harness race tracks throughout the world, this level would have us ranked second among thirty-six United States harness tracks in daily purse distribution.  The result is that we continue to attract higher quality horses.  We have such prestigious events as our annual “Progress Pace” with an estimated $400,000 purse, an event which attracts the country’s top three-year-old horses.  Bettors are attracted to races with larger purses and typically wager more on the higher quality and more predictable horses. We have also completed various upgrades to enhance the harness horse racing facilities, including renovations to the track and grounds, receiving barn and paddock areas and, more recently, our simulcast parlor which has state-of-the-art facilities that allow year round wagering. We continue to focus on improvements that we believe allow us to increase attendance and wagering, including wagering on our events from other tracks and off track wagering facilities that receive our racing signal during our race season.

Seasonality

Gaming & Entertainment’s quarterly operating results are affected by weather and the general economic conditions in the United States.  Our quarterly operating results are generally distributed evenly throughout the year. However, the results for any quarter are not necessarily indicative of results to be expected in any future period.

Employees

As of December 31, 2004, Gaming & Entertainment had approximately 821 full-time employees and 172 part-time employees. We engage temporary personnel to assist during our live harness racing season. None of our employees are party to a collective bargaining agreement and we believe that our relationship with our employees is good.

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

Item 2.                                   Properties

We own our principal executive office located in Dover, Delaware; Dover Downs Slots—our 91,000 square foot casino; the Dover Downs Hotel and Conference Center—featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and the Dover Downs Raceway—indoor grandstands, betting and simulcasting parlors, all of which are located at our entertainment complex situated on approximately 78 acres of land owned by us.

The Company’s use of DVD’s 5/8-mile harness racing track is pursuant to an easement granted to the Company by DVD which does not require the payment of any rent. Under the terms of the easement the Company has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The harness track is located on property owned by DVD and is on the inside of DVD’s motorsports superspeedway.  The Company’s indoor grandstands are used by DVD at no charge in connection with its motorsports events. DVD also leases its principal executive office space from the Company.  Various easements and agreements relative to access, utilities and parking have also been entered into between DVD and the Company relative to their respective Dover, Delaware facilities.

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

Part II

Item 5.            Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Gaming & Entertainment’s common stock is listed on the New York Stock Exchange under the ticker symbol “DDE.”  Gaming & Entertainment Class A common stock is not publicly traded but is freely convertible into Gaming & Entertainment common stock at any time at the option of the holder thereof.  As of February 28, 2005, there were 9,564,163 shares of common stock and 14,339,687 shares of Class A common stock outstanding.  There were 1,096 holders of record for common stock and 18 holders of record for Class A common stock.

The high and low sales prices for the Company’s common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2004 and 2003 are detailed in the following table.

Quarter Ended:	High	Low	Dividends Declared
December 31, 2004	$13.10	$9.38	$0.06
September 30, 2004	11.29	8.86	0.06
June 30, 2004	11.99	10.50	0.06
March 31, 2004	11.05	9.40	0.05

December 31, 2003	$10.00	$8.02	$0.05
September 30, 2003	10.35	7.97	0.05
June 30, 2003	10.04	8.80	0.05
March 31, 2003	10.15	8.45	0.05

Equity Compensation Plan Information

The Company has a stock incentive plan which provides for the grant of up to 1,500,000 shares of stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Refer to NOTE 9—Stockholders’ Equity of the consolidated financial statements included elsewhere in this Form 10-K for further discussion.  Securities authorized for issuance under equity compensation plans at December 31, 2004 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	757,090	$10.32	680,129

Equity compensation plans not approved by security holders	—	—	—
Total	757,090	$10.32	680,129

The following table details the Company’s purchases of equity securities for the three months ended December 31, 2004 (the average price paid per share does not include nominal brokerage commissions):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2004 – October 31, 2004	500	$9.99	500	1,779,155
November 1, 2004 – November 30, 2004	—	$—	—	4,427,082
December 1, 2004 – December 31, 2004	2,640,421	$12.00	2,640,421	1,779,155
Total	2,640,921	$12.00	2,640,921	1,779,155

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.

On November 5, 2004, the Company’s Board of Directors authorized the Company to commence a tender offer to purchase up to 1,040,421 shares of its common stock and up to 1,607,506 shares of its Class A common stock at a fixed price of $12.00 per share.  The offer commenced on Wednesday, November 10, 2004 and expired at 5:00 P.M., eastern standard time, on Friday, December 10, 2004.  The Company purchased 1,040,421 shares of its common stock and 1,600,000 shares of its Class A common stock for $32,045,000, including expenses, in connection with the tender offer.

Item 6.                                   Selected Financial Data

The following table summarizes certain selected consolidated financial data of Gaming & Entertainment, which has been derived from the consolidated financial statements of Gaming & Entertainment for the years ended December 31, 2004, 2003, 2002 and 2001, the six months ended December 31, 2000 and the year ended June 30, 2000.  This information set forth below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, the consolidated financial statements and the notes thereto, included elsewhere in this document.

Five Year Selected Financial Data

						Six Months Ended Dec. 31, 2000		Year Ended June 30, 2000

	Years Ended December 31,
	2004	2003	2002	2001
Consolidated Statement of Earnings Data (in thousands, except per share data):
Revenues:
Gaming	$193,922	$175,023	$193,723	$175,065		$79,897		$158,398
Other operating	33,795	32,476	26,083	12,550		5,796		10,567
Gross revenues	227,717	207,499	219,806	187,615		85,693		168,965
Less - promotional allowances	19,973	18,667	13,331	6,322		2,941		4,450
- non-recurring gaming charge	448	—	—	—		—		—
	207,296	188,832	206,475	181,293		82,752		164,515
Expenses:
Gaming	152,725	138,423	148,817	132,587		58,731		118,987
Non-recurring gaming charge	1,802	—	—	—		—		—
Other operating	13,013	9,899	10,351	5,205		2,360		4,821
General and administrative	4,603	4,317	5,061	4,676		1,991		3,375
Depreciation	6,791	6,287	5,176	2,211		1,037		1,798
	178,934	158,926	169,405	144,679		64,119		128,981
Operating earnings	28,362	29,906	37,070	36,614		18,633		35,534
Interest expense, net	762	842	903	1,020		—		216
Earnings before income taxes	27,600	29,064	36,167	35,594		18,633		35,318
Income taxes	11,219	11,827	14,725	14,499		7,577		14,366
Net earnings	$16,381	$17,237	$21,442	$21,095		$11,056		$20,952

Net earnings per common share (a):				(unaudited	)	(unaudited	)	(unaudited	)
Basic	$0.62	$0.65	$0.80	$0.79		$0.42		$0.82
Diluted	$0.62	$0.65	$0.80	$0.79		$0.42		$0.82

Dividends declared per common share	$0.23	$0.20	$0.125

Selected Consolidated Operating Data (unaudited):
Avg. number of slot machines	2,432	2,000	2,000	2,000		2,000		1,723
Casino square footage	91,000	80,000	80,000	80,000		80,000		80,000

	December 31,					June 30, 2000
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data (in thousands):
Working capital (deficit)	$8,505	$8,917	$7,117	$(3,173)	$37,166	$31,486
Total assets	160,300	152,159	152,506	135,650	101,013	90,553
Long-term debt	51,950	31,225	40,890	—	—	—
Total stockholders’ equity (b)	72,770	94,975	84,439	102,653	81,558	70,502

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

On November 5, 2004, the Company’s Board of Directors authorized the Company to commence a tender offer to purchase up to 1,040,421 shares of its common stock and up to 1,607,506 shares of its Class A common stock at a fixed price of $12.00 per share.  The offer commenced on Wednesday, November 10, 2004 and expired at 5:00 P.M., eastern standard time, on Friday, December 10, 2004.  The Company purchased 1,040,421 shares of its common stock and 1,600,000 shares of its Class A common stock for $32,045,000, including expenses, in connection with the tender offer.

Item 7.                                   Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

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

More than 80% of the Company’s gross revenue is derived from video lottery (slot) machine win (as defined below).  Several factors contribute to the video lottery (slot) machine win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the company’s market,

•                  The quantity and types of slot machines available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels, and

•                  Marketing programs.

The Company believes that it holds a strong position in each of these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a 2 hour drive. According to the 2000 United States Census, approximately 32.8 million people live within 150 miles of the complex.  There are significant barriers to entry related to the gaming business in Delaware, such as the statutory limitation of gaming licenses to the three existing horse racing facilities.  The Company’s property, designed and developed with the assistance of Caesars, is similar to properties found in the country’s largest gaming markets.  The Company offers the only luxury hotel in the Delaware gaming market, providing a strong marketing tool, especially to higher-end players.  The Company also utilizes its recently improved slot marketing system to allow for the most efficient marketing programs and the highest levels of customer service.

Because all of our operations are located at one facility, we face the risk of increased competition from the legalization of new or additional gaming venues.  The Company has therefore focused on creating the region’s premier gaming destination and building and rewarding customer loyalty through innovative marketing efforts and unparalleled customer service.

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

Year Ended December 31, 2004 vs. Year Ended December 31, 2003

Gaming revenues increased by $18,899,000, or 10.8%, to $193,922,000 in 2004, entirely the result of increased play in our casino.  During the first quarter of 2004, we added 500 new video lottery (slot) machines which increased our average number of machines from 2,000 in 2003 to 2,432 in 2004.  Additionally, we have redirected our marketing efforts to attract more profitable casino customers by providing additional complimentary and discounted rooms in our hotel.  We believe that our marketing efforts have been effective at attracting customers to our casino and consequently increasing slot win.

Other operating revenues increased by $1,319,000, or 4.1%, to $33,795,000 in 2004, primarily due to higher occupancy levels at the Dover Downs Hotel and Conference Center and increased food, beverage and concert sales, offset by the fact that other operating revenues in 2003 included proceeds of $1,300,000 related to the settlement of a business interruption insurance claim.

Other operating revenues for 2004 and 2003 included $19,973,000 and $18,667,000, respectively, related to promotional items provided to customers without charge.  The increase in promotional allowances is primarily due to the Company’s expanded marketing efforts to attract more casino customers to the hotel by providing additional complimentary and discounted hotel rooms.

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  Prior to December 2004, the points could be redeemed for various services and merchandise throughout the gaming facility; however, they were not redeemable for cash or casino play.  Effective December 2004, the Company changed its policy relating to its point loyalty program to allow points earned by customers to be redeemed for cash under certain circumstances.  As a result, the Company recorded a non-recurring charge in the fourth quarter of 2004 to record the net impact of the program change.  The estimated amount of points redeemable for cash was recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise was recorded as gaming expense.  The total estimated liability at December 31, 2004 was $2,678,000.  All reward points earned by customers are now expensed in the period earned.

Gaming expenses increased by $14,302,000, or 10.3%, reflecting the higher gaming revenues. Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $7,096,000 and $1,475,000, respectively.  Amounts allocated from the video lottery operation for harness horse racing purses increased from $20,143,000 in 2003 to $22,269,000 in 2004.  Collectively, these statutory costs increased as a percentage of gaming revenues in 2004 as compared to 2003 in part due to a 1.25% surcharge imposed by the State on the Company’s share of the video lottery (slot) proceeds that took effect in June of 2003.  The remaining $3,605,000 increase in gaming expenses relates primarily to higher payroll and benefits, primarily as a result of our casino expansion, and increased marketing costs.

Other operating expenses increased by $3,114,000, or 31.5%.  Concert promotion expenses, relating to a large outdoor concert promoted by the Company in the third quarter of 2004, represented the largest increase in other operating expenses.  Costs associated with the increase in other operating revenues, as well as payroll and related costs in the food and beverage department and increased food costs, resulting from the addition of higher quality menu items, were the other significant increases in other operating expenses.

General and administrative expenses increased by $286,000 to $4,603,000 from $4,317,000 in 2003 primarily the result of higher payroll and related costs, legal costs, and audit and consulting expenses related to the Company’s compliance with the Sarbanes-Oxley Act of 2002.

Depreciation expense increased by $504,000, primarily due to the construction of 11,000 additional square feet of gaming space to accommodate the installation of 500 video lottery (slot) machines within our existing casino complex during the first quarter of 2004 and the purchase of a new customer management and slot data system that was placed into service in April 2004.

Interest expense decreased by $80,000, primarily due to the decrease in outstanding borrowings under our credit facility for the first 11 months of 2004, partially offset by an increase in the Company’s average interest rate from 2.07% during 2003 to 2.33% during 2004.

The Company’s effective income tax rates were 40.6% and 40.7% for the years ended December 31, 2004 and 2003, respectively.

Net earnings were $16,381,000 in 2004 as compared to $17,237,000 in 2003, a decrease of $856,000, or 5.0%.

Net earnings for 2004 included a net, non-recurring charge of $2,250,000 ($1,338,000 after income tax benefit) relating to the change in the Company’s point loyalty program.  Additionally, net earnings for 2003 included proceeds of $1,300,000 ($771,000 after income taxes) relating to the settlement of a business interruption insurance claim.  The Company believes that excluding the impact of these items will enhance comparative analysis of its results.  The following table reconciles and compares results reported in accordance with Generally Accepted Accounting Principles (GAAP) for 2004 and 2003 with results excluding the impact of the change in our point loyalty program in 2004 and receipt of insurance proceeds in 2003:

	2004	2003
GAAP net earnings	$16,381,000	$17,237,000
Non-recurring charge for points, net of income taxes of $912,000	1,338,000	—
Insurance proceeds, net of income taxes of $529,000	—	(771,000)
Pro forma net earnings	$17,719,000	$16,466,000

Excluding the net, non-recurring charge for the 2004 change in our point loyalty program and 2003 receipt of insurance proceeds from the settlement of a business interruption claim, pro forma net earnings in 2004 increased $1,253,000, or 7.6%, to $17,719,000 compared to 2003 pro forma net earnings of $16,466,000.

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

In an effort to increase the revenues from its three video lottery agents, the State passed legislation in June 2003 which extended the operating hours for video lottery agents and permitted the Lottery Director to authorize 500 additional video lottery (slot) machines at each licensed facility.  During the first quarter of 2004, the Company constructed 11,000 additional square feet of gaming space and installed 500 machines within its existing casino complex.  This brings the Company’s total number of video lottery (slot) machines to 2,500 (the maximum number allowed by the Lottery Director) at December 31, 2004.

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

Net earnings were $17,237,000 in 2003 compared to $21,442,000 in 2002.  The decrease of $4,205,000, or 19.6%, was primarily due to lower gaming revenues resulting from the enactment of the Delaware Clean Indoor Air Act and inclement weather and increased depreciation expense from the opening of the Dover Downs Hotel and Conference Center in April 2002, offset by increases in other operating revenues, lower general and administrative expenses and the receipt of $1,300,000 ($771,000 after income taxes) relating to the settlement of a business interruption insurance claim.

Liquidity and Capital Resources

Net cash provided by operating activities was $27,807,000 for the year ended December 31, 2004 compared to $24,178,000 for the year ended December 31, 2003.  The increase was primarily due to the increase in net earnings before depreciation and amortization and non-recurring charges (which did not require the use of cash) from $23,555,000 in 2003 to $25,551,000 in 2004, and the timing of payments to vendors.

Net cash used in investing activities remained consistent at $6,329,000 for the year ended December 31, 2004 compared to $6,383,000 for the year ended December 31, 2003.  The 2004 additions primarily consisted of the construction of 11,000 additional square feet of gaming space to accommodate the installation of 500 newly authorized video lottery (slot) machines within our existing casino complex and the purchase of a new customer management and slot data system.

Net cash used in financing activities was $17,928,000 for the year ended December 31, 2004 compared to $16,493,000 for the year ended December 31, 2003.  The increase in net cash used in financing activities in 2004 was primarily due to the repurchase of 2,691,321 shares of the Company’s outstanding common stock and Class A common stock for $32,555,000 during 2004 as compared to 169,945 shares for $1,523,000 during 2003.  The Company increased its dividend in the second quarter of 2004 and paid $6,098,000 and $5,305,000 in cash dividends during 2004 and 2003, respectively.  These increases were partially offset by higher net borrowings under our credit facility in 2004 in order to finance the aforementioned stock repurchases.

On January 26, 2005, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $.06 per share.  The dividend is payable on March 10, 2005 to stockholders of record at the close of business on February 10, 2005.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  During 2004, Gaming & Entertainment purchased and retired 50,900 shares of its outstanding common stock pursuant to this plan at an average purchase price of $9.95 per share, not including nominal brokerage commissions.  During 2003, the Company purchased and retired 169,945 shares of its outstanding common stock at an average purchase price of $8.90 per share, not including nominal brokerage commissions.

On November 5, 2004, the Company’s Board of Directors authorized the Company to commence a tender offer to purchase up to 1,040,421 shares of its common stock and up to 1,607,506 shares of its Class A common stock at a fixed price of $12.00 per share.  The offer commenced on Wednesday, November 10, 2004 and expired at 5:00 P.M., eastern standard time, on Friday, December 10, 2004.  The Company purchased 1,040,421 shares of its common stock and 1,600,000 shares of its Class A common stock for $32,045,000, including expenses, in connection with the tender offer.

Based on current business conditions, the Company expects to make capital expenditures of approximately $5,500,000 during 2005. These expenditures primarily relate to casino renovations, harness track lighting and the continued conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology.  Additionally, the Company expects to contribute approximately $500,000 to its pension plans in 2005.

Since our video lottery (slot) machine casino opened in 1995, we have been party to a management agreement with Caesars, under which Caesars was our agent to supervise, manage and operate our video lottery (slot) machine casino. Effective December 28, 2004, that management agreement expired and we opted not to renew the agreement.  Therefore, beginning in 2005 we will no longer be required to pay to Caesars a management fee.  Caesars’ performance-based fees were $4,448,000 for the year ended December 31, 2004.

We have a $57,500,000 unsecured revolving line of credit agreement, as amended effective November 5, 2004.  At December 31, 2004, $51,950,000 was outstanding under the facility.  Based on current business trends, we believe that our cash flows from operations and the funds available pursuant to our revolving credit facility will be sufficient to meet our short and long-term cash needs.  Any significant expansion of our gaming facility that we may decide to undertake, any significant acquisitions, or any material adverse change in our operations could cause the need for additional financing.  The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends the Company’s Board of Directors may declare.  We expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

The introduction or expansion of gaming in and around our market area could have a material adverse effect on our cash flows and results of operations.  See Part I, Item 1 – Business included elsewhere in this Annual Report on Form 10-K for further discussion.

Contractual Obligations

At December 31, 2004, the Company had the following contractual obligations:

		Payments Due by Period
	Total	2005	2006 – 2007	2008 – 2009	Thereafter
Notes payable to banks	$51,950,000	$—	$51,950,000	$—	$—
Purchase obligation	1,195,000	1,195,000	—	—	—
	$53,145,000	$1,195,000	$51,950,000	$—	$—

We have a $57,500,000 unsecured revolving line of credit agreement.  At December 31, 2004, $51,950,000 was outstanding under the facility.

At December 31, 2004, we have a purchase obligation related to the installation of a state-of-the-art customer management and slot data system.  Installation was completed in the first quarter of 2004, though payments for the system extend into 2005.

Related Party Transactions

See NOTE 10 – Related Party Transactions of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a full description of related party transactions.

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

Points Program

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  Prior to December 2004, the points could be redeemed for various services and merchandise throughout the gaming facility; however, they were not redeemable for cash or casino play.  Effective December 2004, the Company changed its policy relating to its point loyalty program to allow points earned by customers to be redeemed for cash under certain circumstances.  As a result, the Company recorded a non-recurring charge in the fourth quarter of 2004 to record the net impact of the program change.  All points earned by customers are now expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In estimating the amount of the liability, which was $2,678,000 at December 31, 2004, the Company estimates a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors.  The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  For example, in 2005, the Maryland Senate passed a bill providing for various gaming venues for the third straight year. The Maryland House responded by passing its own bill which differs as to permissible venues, numbers of machines authorized, tax structure and siting approvals. No consensus has yet been reached on compromise legislation capable of passing both the House and the Senate. Approximately 70% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will have on us, but we estimate that one or more facilities in Pennsylvania are likely to begin operations during 2006.  Pennsylvania will have one of the highest effective tax rates on slot machine gaming in the country and will charge an up front $50,000,000 license fee to the horse racing and casino venues that are granted a gaming license.  Management has estimated that slot win from Pennsylvania patrons represents approximately 7% of our total slot win.

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

We are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations are always subject to change, can be interpreted differently in the future, and new laws and regulations may be enacted which could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Furthermore, noncompliance with one or more of these laws and regulation could result in the imposition of substantial penalties against us.

We Do Not Own Or Lease Our Video Lottery (Slot) Machines And Related Technology

We do not own or lease the video lottery (slot) machines or computer systems used by the State in connection with its video lottery gaming operations.  The Lottery Director enters into contracts directly with the providers of the video lottery (slot) machines and computer systems. The State purchases or leases all equipment and the Lottery Director licenses all technology providers. Our operations could be disrupted if a licensed technology provider violates its agreement with the State or ceases to be licensed for any reason. Such an event would be outside of our control and could adversely affect our gaming revenues.

Item 7A.                          Quantitative And Qualitative Disclosure About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $51,950,000 at December 31, 2004 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at December 31, 2004 would cause a change in total annual interest costs of $520,000. The carrying values of these borrowings approximate their fair values at December 31, 2004.

Item 8.                                   Financial Statements And Supplementary Data

Gaming & Entertainment’s consolidated financial statements and the Report of Independent Registered Public Accounting Firm included in this report are shown on the Index to Consolidated Financial Statements on page 31.

Item 9.                                   Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Dover Downs Gaming & Entertainment, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Dover Downs Gaming & Entertainment, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, Dover Downs Gaming & Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania
March 8, 2005

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.                          Other Information

None.

Part III

Item 10.                            Directors And Executive Officers Of The Registrant

Except as presented below, biographical information relating to the Company’s directors and executive officers, information regarding the Company’s audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2005.

The Company has adopted a Code of Business Conduct applicable to the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Controller and other employees performing similar functions as designated by the Company’s Chief Executive Officer.  A copy of the Code of Business Conduct is available on the Company’s website at http://www.doverdowns.com. The Company will post on its website any amendments to, or waivers from, its Code of Business Conduct as required by law.

Executive Officers of the Registrant.  As of December 31, 2004, the executive officers of the registrant were:

Name	Position	Age	Term of Office

Denis McGlynn	President and Chief Executive Officer	59	11/79 to date

Edward J. Sutor	Executive Vice President and Chief Operating Officer	55	3/99 to date

Timothy R. Horne	Sr. Vice President-Finance, Treasurer and Chief Financial Officer	38	11/96 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	45	7/99 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer of the Company.  Mr. Tippie also serves as Chairman of the Board to DVD as a non-employee director and has served DVD in that capacity, or as Vice Chairman of the Board, for over 8 years.

Denis McGlynn also serves as President and Chief Executive Officer to DVD, a position he has held for 24 years.

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

Item 11.                            Executive Compensation

The information called for by this Item 11 is incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2005.

Item 12.                            Security Ownership Of Certain Beneficial Owners And Management

The information called for by this Item 12 is incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2005.

Item 13.                            Certain Relationships And Related Transactions

The information called for by this Item 13 is incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2005.

Item 14.                            Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2005.

Part IV

Item 15.                            Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements – See accompanying Index to Consolidated Financial Statements on page 31.

(2)	Financial Statement Schedules – None.

(3)	Exhibits:

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

10.6

First Amendment to Project Consulting and Management Agreement between Dover Downs, Inc. and Caesars World Gaming Development Corporation dated October 25, 1996 (incorporated herein by reference to the Form 10-K of Dover Downs Entertainment, Inc. (Commission file number 1-11929) dated February 27, 2001).

10.7

Second Amendment to Project Consulting and Management Agreement between Dover Downs, Inc. and Caesars World Gaming Development Corporation dated December 2, 2000 (incorporated herein by reference to the Form 10-K of Dover Downs Entertainment, Inc. (Commission file number 1-11929) dated February 27, 2001).

10.8

Agreement between Dover Downs, Inc. and Delaware Standardbred Owners Association, Inc. dated October 22, 2003 (incorporated herein by reference to Exhibit 10.9 to the Form 10-K filed on March 9, 2004).

10.9

Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, dated as of January 15, 2002 (incorporated herein by reference to Exhibit 10.10 to the Form 10 filed on January 16, 2002, which was declared effective on March 7, 2002).

10.10

Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of March 25, 2002 (incorporated herein by reference to Exhibit 10.6 to the Form 10-Q filed on May 10, 2002).

10.11

Amended and Restated Guaranty and Suretyship Agreement by and between Dover Downs, Inc. and Wilmington Trust Company, as agent, dated as of March 25, 2002 (incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed on May 10, 2002).

10.12

Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of August 12, 2002 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 4, 2002).

10.13

Second Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of February 19, 2004 (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 9, 2004).

10.14	Third Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of November 5, 2004.

10.15

Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Patrick J. Bagley dated June 16, 2004 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on August 6, 2004).

10.16

Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Klaus M. Belohoubek dated June 16, 2004 (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on August 6, 2004).

10.17

Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Timothy R. Horne dated June 16, 2004 (incorporated herein by reference to Exhibit 10.3 to the Form 10-Q filed on August 6, 2004).

10.18

Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Melvin L. Joseph dated June 16, 2004 (incorporated herein by reference to Exhibit 10.4 to the Form 10-Q filed on August 6, 2004).

10.19

Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Denis McGlynn dated June 16, 2004 (incorporated herein by reference to Exhibit 10.5 to the Form 10-Q filed on August 6, 2004).

10.20

Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Edward J. Sutor dated June 16, 2004 (incorporated herein by reference to Exhibit 10.6 to the Form 10-Q filed on August 6, 2004).

10.21

Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed on August 6, 2004).

10.22	Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on March 29, 2004).

10.23

Form of Incentive Stock Option Agreement Used with Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2004).

10.24

Form of Restricted Stock Grant Agreement Used with Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 3, 2004).

21.1	List of Subsidiaries of Dover Downs Gaming & Entertainment, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Information Statement dated as of March 7, 2002 (incorporated herein by reference to Exhibit 99.1 to the Form 10 filed on March 7, 2002).

99.2	Audit Committee Charter of Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit B to the Company’s Proxy Statement filed on March 29, 2004).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	March 10, 2005	Dover Downs Gaming & Entertainment, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Timothy R. Horne	Sr. Vice President-Finance, Treasurer and Chief Financial Officer	March 10, 2005
Timothy R. Horne

/s/ Henry B. Tippie	Chairman of the Board	March 10, 2005
Henry B. Tippie

/s/ Kenneth K. Chalmers	Director and Chairman of the Audit Committee	March 10, 2005
Kenneth K. Chalmers

/s/ R. Randall Rollins	Director	March 10, 2005
R. Randall Rollins

/s/ Patrick J. Bagley	Director	March 10, 2005
Patrick J. Bagley

/s/ John W. Rollins, Jr.	Director	March 10, 2005
John W. Rollins, Jr.

/s/ Melvin L. Joseph	Director	March 10, 2005
Melvin L. Joseph

/s/ Jeffrey W. Rollins	Director	March 10, 2005
Jeffrey W. Rollins

STATEMENT OF MANAGEMENT RESPONSIBILITY

Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the “Company’s”) management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information included in the Company’s 2004 Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.

The Company’s management maintains an effective system of internal controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization. The system is regularly monitored by direct management review and by internal auditors who conduct an extensive program of audits throughout the Company.  The Director of Internal Audit reports directly to the Audit Committee of the Board of Directors.  We have confidence in our financial reporting, the underlying system of internal controls, and our people, who are objective in their responsibilities and operate under the Company’s Code of Business Conduct and the highest level of ethical standards.  These standards are a key element of the Company’s control system.

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework, management of the Company has assessed the Company’s internal control over financial reporting to be effective as of December 31, 2004. There have not been any changes in the Company’s internal control over financial reporting identified in the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Audit Committee of the Board of Directors, which is composed entirely of independent directors, has direct and private access to and meets regularly with management, the internal auditors and the independent auditors to review accounting, reporting, auditing and internal control matters.

/s/ Denis McGlynn	/s/ Timothy R. Horne
Denis McGlynn President and Chief Executive Officer and Director	Timothy R. Horne Sr. Vice President – Finance, Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dover Downs Gaming & Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dover Downs Gaming & Entertainment, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania
March 8, 2005

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF EARNINGS
AND COMPREHENSIVE EARNINGS

	Years ended December 31,
	2004	2003	2002
Revenues:
Gaming	$193,922,000	$175,023,000	$193,723,000
Other operating	33,795,000	32,476,000	26,083,000
Gross revenues	227,717,000	207,499,000	219,806,000
Less – promotional allowances	19,973,000	18,667,000	13,331,000
– non-recurring gaming charge	448,000	—	—
	207,296,000	188,832,000	206,475,000

Expenses:
Gaming	152,725,000	138,423,000	148,817,000
Non-recurring gaming charge	1,802,000	—	—
Other operating	13,013,000	9,899,000	10,351,000
General and administrative	4,603,000	4,317,000	5,061,000
Depreciation	6,791,000	6,287,000	5,176,000
	178,934,000	158,926,000	169,405,000

Operating earnings	28,362,000	29,906,000	37,070,000

Interest expense	762,000	842,000	903,000

Earnings before income taxes	27,600,000	29,064,000	36,167,000

Income taxes	11,219,000	11,827,000	14,725,000

Net earnings	16,381,000	17,237,000	21,442,000

Change in minimum pension liability	—	127,000	(127,000)

Comprehensive earnings	$16,381,000	$17,364,000	$21,315,000

Net earnings per common share (Note 3):
Basic	$0.62	$0.65	$0.80
Diluted	$0.62	$0.65	$0.80

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2004	2003
ASSETS
Current assets:
Cash	$17,688,000	$14,138,000
Accounts receivable	2,919,000	1,914,000
Due from State of Delaware	10,080,000	8,670,000
Inventories	2,147,000	1,801,000
Prepaid expenses and other	2,220,000	2,414,000
Receivable from Dover Motorsports, Inc.	2,000	—
Deferred income taxes	2,168,000	878,000
Total current assets	37,224,000	29,815,000

Property and equipment, net	123,076,000	122,344,000
Total assets	$160,300,000	$152,159,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,801,000	$6,516,000
Purses due horsemen	9,082,000	7,957,000
Accrued liabilities	11,990,000	6,015,000
Payable to Dover Motorsports, Inc.	—	96,000
Income taxes payable	651,000	53,000
Deferred revenue	195,000	261,000
Total current liabilities	28,719,000	20,898,000

Notes payable to banks	51,950,000	31,225,000
Deferred income taxes	6,861,000	5,061,000

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; issued and outstanding: December 31, 2004-9,363,791 and 2003-10,333,112 shares	936,000	1,033,000
Class A common stock, $.10 par value; 50,000,000 shares authorized; issued and outstanding: December 31, 2004-14,475,059 and 2003-16,145,059 shares	1,448,000	1,615,000
Additional paid-in capital	35,764,000	67,454,000
Retained earnings	35,156,000	24,873,000
Deferred compensation	(534,000)	—
Total stockholders’ equity	72,770,000	94,975,000
Total liabilities and stockholders’ equity	$160,300,000	$152,159,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
Operating activities:
Net earnings	$16,381,000	$17,237,000	$21,442,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,791,000	6,287,000	5,176,000
Amortization of credit facility origination fees	62,000	31,000	60,000
Amortization of deferred compensation	67,000	—	—
Deferred income taxes	165,000	1,116,000	2,642,000
Changes in assets and liabilities:
Accounts receivable	(1,005,000)	1,077,000	(415,000)
Due from State of Delaware	(1,410,000)	954,000	(1,480,000)
Inventories	(346,000)	(647,000)	(288,000)
Prepaid expenses and other	132,000	(1,068,000)	136,000
Receivable from/payable to Dover Motorsports, Inc.	(98,000)	371,000	(793,000)
Accounts payable	(909,000)	(575,000)	(3,870,000)
Purses due horsemen	1,125,000	(1,709,000)	2,097,000
Accrued liabilities	5,975,000	62,000	1,001,000
Income taxes payable/prepaid income taxes	943,000	912,000	(1,975,000)
Deferred revenue	(66,000)	130,000	99,000
Net cash provided by operating activities	27,807,000	24,178,000	23,832,000

Investing activities:
Capital expenditures	(6,329,000)	(6,383,000)	(20,652,000)
Net cash used in investing activities	(6,329,000)	(6,383,000)	(20,652,000)

Financing activities:
Borrowings from revolving debt	226,905,000	158,480,000	171,178,000
Repayments of revolving debt	(206,180,000)	(168,145,000)	(130,288,000)
Repayment of debt to Dover Motorsports, Inc.	—	—	(45,000,000)
Credit facility origination fees	—	—	(137,000)
Dividends paid	(6,098,000)	(5,305,000)	(3,333,000)
Repurchase of common stock	(32,555,000)	(1,523,000)	—
Proceeds from stock options exercised	—	—	73,000
Change in payable to/receivable from Dover Motorsports, Inc.	—	—	1,730,000
Net cash used in financing activities	(17,928,000)	(16,493,000)	(5,777,000)

Net increase (decrease) in cash	3,550,000	1,302,000	(2,597,000)
Cash, beginning of year	14,138,000	12,836,000	15,433,000
Cash, end of year	$17,688,000	$14,138,000	$12,836,000

Supplemental information:
Interest paid	$650,000	$980,000	$630,000
Income taxes paid	$10,112,000	$10,325,000	$14,081,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Business Operations

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

The Company’s license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain its license to conduct video lottery operations, the Company is required to maintain its harness horse racing license.  The Company has received an annual license from the Commission for the past 36 consecutive years and management believes that its relationship with the Commission remains good.

Our entertainment complex is located in Dover, the capital of the State of Delaware.  Approximately 70% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia. In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will have on us, but we estimate that one or more facilities in Pennsylvania are likely to begin operations in 2006. Management has estimated that slot win from Pennsylvania patrons represents approximately 7% of our total slot win.

Due to the nature of the Company’s business activities, it is subject to various federal, state and local regulations.

NOTE 2—Dover Motorsports, Inc. Spin-off Of Its Gaming Business

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

The Transition Support Services Agreement provides for each of the Company and DVD to provide each other with certain administrative and operational services.  The party receiving the services is required to pay for them within 30 business days after receipt of an invoice at rates agreed upon by the Company and DVD.  The agreement may be terminated in whole or in part 90 days after the request of the party receiving the services or 180 days after the request of the party providing the services.

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

Refer to NOTE 10—Related Party Transactions for further discussion.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates.  During the year ended December 31, 2004, the Company incurred $779,000 of interest cost, of which $17,000 was capitalized.  During the year ended December 31, 2003, the Company incurred $842,000 of interest cost, none of which was capitalized.  During the year ended December 31, 2002, the Company incurred $1,254,000 of interest cost, of which $351,000 was capitalized.

Income taxes—Deferred income taxes are provided in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 109, Accounting for Income Taxes, on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.

Point loyalty program—The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  Prior to December 2004, the points could be redeemed for various services and merchandise throughout the gaming facility; however, they were

not redeemable for cash or casino play.   Effective December 2004, the Company changed its policy relating to its point loyalty program to allow points earned by customers to be redeemed for cash under certain circumstances.  As a result, the Company recorded a non-recurring charge in the fourth quarter of 2004 to record the net impact of the program change.  All points earned by customers are now expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In estimating the amount of the liability, which was $2,678,000 at December 31, 2004, the Company estimates a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

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

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with FASB Statement No. 128, Earnings Per Share.  Weighted average shares used in computing basic and diluted EPS are as follows:

	Years ended December 31,
	2004	2003	2002
Basic EPS	26,339,000	26,511,000	26,643,000
Effect of dilutive securities	75,000	26,000	82,000
Diluted EPS	26,414,000	26,537,000	26,725,000

Dilutive securities include stock options and unvested restricted stock awards.

For the years ended December 31, 2004, 2003 and 2002, options to purchase an average of 280,180, 667,960 and 243,639 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.

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

Accounting for stock-based compensation—The Company has a stock incentive plan which provides for the grant of stock options and/or restricted stock to officers and key employees.  The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue to use the intrinsic value method and based on this method did not record any stock-based compensation expense related to its stock options during the years ended December 31, 2004, 2003 and 2002.  The Company’s restricted stock vests based on continued employment with the Company.  Restricted stock awards result in compensation expense as discussed in NOTE 9—Stockholders’ Equity.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation related to its stock options and awards:

	Years ended December 31,
	2004	2003	2002
Net earnings, as reported	$16,381,000	$17,237,000	$21,442,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	67,000	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(641,000)	(608,000)	(285,000)
Pro forma net earnings	$15,807,000	$16,629,000	$21,157,000

Net earnings per common share:
Basic – as reported	$0.62	$0.65	$0.80
Basic – pro forma	$0.60	$0.63	$0.79

Diluted – as reported	$0.62	$0.65	$0.80
Diluted – pro forma	$0.60	$0.63	$0.79

For disclosure purposes, the Company determined compensation expense for its stock options based upon the fair value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk-free interest rate	n/a	3.73%	4.68%
Volatility	n/a	45%	45%
Expected dividend yield	n/a	2.10%	1.10%
Expected life (in years)	n/a	7.50	6.25

The weighted-average fair value of options granted during the years ended December 31, 2003 and 2002 was $4.02 and $4.33, respectively.   No stock options were granted during the year ended December 31, 2004.  The fair value of restricted stock awards granted during the year ended December 31, 2004 was $11.62 per share.

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

Fair value of financial instruments—The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments.  The carrying value of long-term debt at December 31, 2004 and 2003 approximates its fair value based on the interest rates available on similar borrowings.

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

Recent accounting pronouncements—In December 2004, the FASB issued Statement No. 123 (Revised 2004) Share-Based Payment.  Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  It will require companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, that the Company currently uses.  The Company is required to adopt Statement No. 123R beginning in the third quarter of 2005. The Company has not yet determined the impact of applying the various provisions of the statement; however, adoption of the statement is expected to increase the amount the Company records as compensation expense in 2005.

NOTE 4—Property and Equipment

Property and equipment consists of the following as of December 31:

	2004	2003
Land	$1,842,000	$1,842,000
Casino facility	32,014,000	28,132,000
Hotel facility	65,602,000	65,974,000
Harness racing facilities	7,977,000	7,930,000
General facilities	14,856,000	14,224,000
Furniture, fixtures and equipment	34,304,000	28,973,000
Construction in progress	499,000	3,068,000
	157,094,000	150,143,000
Less accumulated depreciation	(34,018,000)	(27,799,000)
	$123,076,000	$122,344,000

Depreciation expense was $6,791,000, $6,287,000 and $5,176,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, we have a $1,195,000 purchase obligation related to the installation of a state-of-the-art customer management and slot data system. Installation was completed in the first quarter of 2004, though payments for the system extend into 2005. Capital expenditures and the change in accounts payable in the Company’s consolidated statement of cash flows for the year ended December 31, 2004 have been adjusted accordingly.

NOTE 5—Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2004	2003
Point loyalty program	$2,678,000	$—
Payroll and related items	1,874,000	1,455,000
Win due to Delaware State Lottery Office	3,559,000	1,810,000
Pension	1,603,000	931,000
Other	2,276,000	1,819,000
	$11,990,000	$6,015,000

NOTE 6—Indebtedness

The Company has a $57,500,000 credit facility, as amended effective November 5, 2004, that expires on October 31, 2007.  Interest is based, at the Company’s option, upon (i) LIBOR plus 0.75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) minus 1%.  The terms of the credit facility contain, among others, minimum net worth, interest coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2004, the Company was in compliance with all terms of the facility and there was $51,950,000 outstanding at a weighted average interest rate of 3.25%.  At December 31, 2004, $5,550,000 was available pursuant to the facility.

NOTE 7—Income Taxes

The current and deferred income tax provisions are as follows:

	Years ended December 31,
	2004	2003	2002
Current:
Federal	$8,691,000	$8,450,000	$9,491,000
State	2,363,000	2,261,000	2,592,000
	11,054,000	10,711,000	12,083,000
Deferred:
Federal	127,000	849,000	2,066,000
State	38,000	267,000	576,000
	165,000	1,116,000	2,642,000
Total income taxes	$11,219,000	$11,827,000	$14,725,000

Deferred income taxes relate to the temporary differences between financial accounting income and taxable income and are primarily attributable to differences between the book and tax basis of property and equipment.  During the year ended December 31, 2004, current deferred income tax assets increased primarily due to the change in how the Company accounts for its point loyalty program.  All reward points earned by customers are now expensed in the period earned in determining financial accounting income; however, they continue to be expensed when redeemed in determining taxable income.

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2004	2003	2002
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.7%	5.7%	5.7%
Other	(0.1)%	—%	—%
Effective income tax rate	40.6%	40.7%	40.7%

Prior to the spin-off, the Company was included as part of DVD’s consolidated federal income tax return; however, the income tax expense presented in the consolidated financial statements has been computed on a separate return basis.  The Company and DVD have entered into a Tax Sharing Agreement to reflect each company’s rights and obligations relating to payments and refunds of taxes that are attributable to periods beginning before and including the date of the spin-off described in NOTE 2—Dover Motorsports, Inc. Spin-off Of Its Gaming Business. The agreement provides for payments between the companies to reflect tax liabilities that may arise before, after and because of the spin-off.  During the third quarter of 2002, pursuant to the Tax Sharing Agreement, the Company paid DVD $2.7 million for its portion of DVD’s 2002 consolidated federal income tax liability.  Since the spin-off of the Company from DVD was effective on March 31, 2002, DVD’s 2002 federal income tax return included the operations of the Company for the first quarter of the year.

For the year ended December 31, 2003, DVD reported a net operating loss for federal income tax purposes.  The loss was carried back to 2001, a period prior to the spin-off, which generated an alternative minimum tax credit carryforward, a portion of which is required to be paid to DVD under the Tax Sharing Agreement; therefore, during the fourth quarter of 2003 Gaming & Entertainment recorded a $330,000 payable to DVD for the Company’s portion of the carryforward. Gaming & Entertainment paid the amount in the first quarter of 2004.

NOTE 8—Pension Plans

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

The following table sets forth the plans’ funded status and amounts recognized in the Company’s consolidated balance sheet as of December 31:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of period	$4,305,000	$3,415,000
Service cost	895,000	714,000
Interest cost	258,000	206,000
Actuarial gain	(151,000)	(30,000)
Benefit obligation at end of period	5,307,000	4,305,000

Change in plan assets:
Fair value of plan assets at beginning of period	2,297,000	1,081,000
Actual gain on plan assets	150,000	241,000
Employer contribution	300,000	975,000
Fair value of plan assets at end of period	2,747,000	2,297,000

Unfunded status	(2,560,000)	(2,008,000)
Unrecognized net loss	889,000	1,000,000
Unrecognized prior service cost	68,000	77,000
Net amount recognized	$(1,603,000)	$(931,000)

The liabilities recognized in the Company’s consolidated balance sheet as of December 31, 2004 and 2003 were $1,603,000 and $931,000, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $5,307,000, $4,048,000 and $2,747,000 respectively, as of December 31, 2004, and $4,305,000, $3,069,000 and $2,297,000, respectively, as of December 31, 2003.

The Company plans to contribute approximately $500,000 to its pension plans in 2005.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

2005	$71,000
2006	$89,000
2007	$114,000
2008	$137,000
2009	$166,000
2010-2014	$1,773,000

The Company was required to record a minimum pension liability in its consolidated balance sheet at December 31, 2002, which is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities.  The effect of this adjustment was to increase pension liabilities by $300,000, increase intangible assets by $85,000, increase deferred income tax assets by $88,000 and recognize other comprehensive loss of $127,000.  In 2003, the Company was required to reverse this minimum pension liability. Because these adjustments had no cash impact, the effect has been excluded from the accompanying consolidated statement of cash flows.

The components of net periodic pension cost are as follows:

	Years ended December 31,
	2004	2003	2002
Service cost	$895,000	$714,000	$429,000
Interest cost	258,000	206,000	132,000
Expected return on plan assets	(225,000)	(146,000)	(63,000)
Recognized net actuarial loss	35,000	51,000	28,000
Amortization of prior service cost	9,000	9,000	6,000
	$972,000	$834,000	$532,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2004, 2003 and 2002, and the actuarial value of the projected benefit obligation at December 31, 2004 and 2003 (the measurement dates) for the Company’s pension plans are as follows:

	Net Periodic Pension Cost			Projected Benefit Obligation
	2004	2003	2002	2004	2003
Weighted-average discount rate	6.25%	6.5%	7.0%	6.25%	6.25%
Weighted-average rate of compensation increase	5.0%	5.0%	5.0%	5.0%	5.0%
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%	n/a	n/a

For 2004, the Company assumed a long-term rate of return on plan assets of 9.0%. In developing the 9.0% expected long-term rate of return assumption, the Company reviewed asset class return expectations and long-term inflation assumptions and considered its post spin-off and DVD’s pre spin-off historical compounded return, which was consistent with our long-term rate of return assumption.

The Company’s pension plan asset allocation at December 31, 2004 and 2003, and target allocation for 2005 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2004	2003	2005
Equity securities	76%	72%	70%
Debt securities	23%	19%	20%
Other (money market mutual funds)	1%	9%	10%
Total	100%	100%	100%

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

NOTE 9—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share data):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	DVD Equity Investment	Deferred Compensation
Balance at Dec. 31, 2001	$—	$—	$—	$—	$—	$102,653	$—

Net earnings from January 1, 2002 through March 31, 2002	—	—	—	—	—	5,168	—
Cancellation of payable to DVD	—	—	—	—	—	9,520	—
Spin-off transaction	1,000	1,664	114,677	—	—	(117,341)	—
DVD debt paid down on April 1, 2002	—	—	(45,000)	—	—	—	—
Net earnings from April 1, 2002 through December 31, 2002	—	—	—	16,274	—	—	—
Proceeds from stock options exercised	1	—	72	—	—	—	—
Dividends paid, $.125 per share	—	—	—	(3,333)	—	—	—
Transfer of pension liability from DVD	—	—	(789)	—	—	—	—
Change in minimum pension liability, net of income taxes of $88	—	—	—	—	(127)	—	—
Conversion of Class A common stock to common stock	49	(49)	—	—	—	—	—
Balance at Dec. 31, 2002	1,050	1,615	68,960	12,941	(127)	—	—
Net earnings	—	—	—	17,237	—	—	—
Dividends paid, $.20 per share	—	—	—	(5,305)	—	—	—
Change in minimum pension liability, net of income taxes of $88	—	—	—	—	127	—	—
Repurchase and retirement of common stock	(17)	—	(1,506)	—	—	—	—
Balance at Dec. 31, 2003	1,033	1,615	67,454	24,873	—	—	—
Net earnings	—	—	—	16,381	—	—	—
Dividends paid, $.22 per share	—	—	—	(6,098)	—	—	—
Issuance of restricted stock awards	5	—	596	—	—	—	(601)
Amortization of deferred compensation	—	—	—	—	—	—	67
Conversion of Class A common stock to common stock	7	(7)	—	—	—	—	—
Repurchase and retirement of common stock	(109)	(160)	(32,286)	—	—	—	—
Balance at Dec. 31, 2004	$936	$1,448	$35,764	$35,156	$—	$—	$534

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

On January 26, 2005, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $.06 per share.  The dividend is payable on March 10, 2005 to stockholders of record at the close of business on February 10, 2005.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  During the year ended December 31, 2004, Gaming & Entertainment purchased and retired 50,900 shares of its outstanding common stock at an average purchase price of $9.95 per share, not including nominal brokerage commissions.  During the year ended December 31, 2003, the Company purchased and retired 169,945 shares of its outstanding common stock at an average purchase price of $8.90 per share, not including nominal brokerage commissions.  At December 31, 2004, the Company had remaining repurchase authority of 1,779,155 shares.

On November 5, 2004, the Company’s Board of Directors authorized the Company to commence a tender offer to purchase up to 1,040,421 shares of its common stock and up to 1,607,506 shares of its Class A common stock at a fixed price of $12.00 per share.  The offer commenced on Wednesday, November 10, 2004 and expired at 5:00 P.M., eastern standard time, on Friday, December 10, 2004. The Company purchased 1,040,421 shares of its common stock and 1,600,000 shares of its Class A common stock for $32,045,000, including expenses, in connection with the tender offer.

The Company has a stock incentive plan which provides for the grant of up to 1,500,000 shares of stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  The restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  During the year ended December 31, 2004, the Company granted 52,000 shares of restricted stock to certain officers and key employees at a fair-market value of $11.62 per share on the grant date and no shares were forfeited.  The aggregate market value of the restricted stock at the date of issuance has been recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized on a straight-line basis over the six-year service period.

Option activity was as follows:

	December 31,
	2004	2003	2002
Number of options:
Outstanding at beginning of year	862,360	612,160	—
Spin-off issuances	—	—	393,446
Granted	—	309,000	277,000
Exercised	—	—	(10,781)
Expired	(105,270)	(58,800)	(47,505)
Outstanding at end of year	757,090	862,360	612,160
Exercisable at end of year	267,535	254,116	173,091
Weighted average exercise price:
Options granted	$—	$9.52	$12.05
Options exercised	$—	$—	$6.74
Options outstanding	$10.32	$10.02	$10.27
Options exercisable	$10.45	$9.24	$8.35

As of December 31, 2004, 2003 and 2002, there were 680,129, 626,859 and 877,059 shares, respectively, available under the stock incentive plan for granting options or stock awards.

The following table summarizes information about the stock options outstanding under the Company’s option plan as of December 31, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$ 6.74-$ 9.94	479,383	$9.40	4.84 yrs	147,512	$9.38
$11.16-$13.31	277,707	$11.92	4.65 yrs	120,023	$11.77
$ 6.74-$13.31	757,090	$10.32	4.77 yrs	267,535	$10.45

NOTE 10—Related Party Transactions

During the years ended December 31, 2004, 2003 and 2002, Gaming & Entertainment allocated costs of $1,241,000, $1,969,000 and $495,000, respectively, to DVD for certain administrative and operating services.  Additionally, DVD allocated costs of $116,000 to Gaming & Entertainment for the year ended December 31, 2004.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2004 and 2003 NASCAR event weekends at Dover International Speedway, Gaming & Entertainment provided certain catering services for which DVD was invoiced $933,000 and $443,000, respectively.  Additionally, DVD invoiced Gaming & Entertainment $238,000 and $206,000, respectively, for tickets purchased to the 2004 and 2003 events and other services related to the Dover events. As of December 31, 2004 and 2003, Gaming & Entertainment’s consolidated balance sheet includes a $2,000 receivable from and $96,000 payable to DVD, respectively, for the aforementioned items.  The Company received payment for the $2,000 receivable in the first quarter of 2005.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

For the year ended December 31, 2003, DVD reported a net operating loss for federal income tax purposes.  The loss was carried back to 2001, a period prior to the spin-off, which generated an alternative minimum tax credit carryforward, a portion of which is required to be paid to DVD under the Tax Sharing Agreement; therefore, during the fourth quarter of 2003 Gaming & Entertainment recorded a $330,000 payable to DVD for the Company’s portion of the carryforward.  Gaming & Entertainment paid the amount in the first quarter of 2004.

During the third quarter of 2002, pursuant to the Tax Sharing Agreement, the Company paid DVD $2.7 million for its portion of DVD’s consolidated federal income tax liability for 2002.  Since the spin-off of the Company from DVD was effective on March 31, 2002, DVD’s 2002 federal income tax return included the operations of the Company for the first quarter of the year.

The Company’s use of DVD’s 5/8-mile harness racing track is pursuant to an easement granted to the Company by DVD which does not require the payment of any rent. Under the terms of the easement, the Company has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The harness track is located on property owned by DVD and is on the inside of DVD’s motorsports superspeedway.  The Company’s indoor grandstands are used by DVD at no charge in connection with its motorsports events. DVD also leases its principal executive office space from the Company.  Various easements and agreements relative to access, utilities and parking have also been entered into between DVD and the Company relative to their respective Dover, Delaware facilities.

In conjunction with the Company’s spin-off from DVD, the two companies entered into various agreements that addressed the allocation of assets and liabilities between the companies and that define the companies’ relationship after the separation.  These are the Agreement Regarding Distribution and Plan of Reorganization, the Real Property Agreement, the Employee Benefits Agreement, the Transition Support Services Agreement and the Tax Sharing Agreement.  The companies have several common directors and officers.  Refer to NOTE 2—Dover Motorsports, Inc. Spin-off Of Its Gaming Business for further discussion.

NOTE 11—Commitments and Contingencies

In May 1995, Dover Downs, Inc., a subsidiary of the Company, entered into a long-term management agreement with Caesars World Gaming Development Corporation (“Caesars”) to act as our agent to manage our video lottery casino for which Caesars was paid a management fee based on the operating results of the casino.  Effective December 28, 2004, that management agreement expired and the Company opted not to renew the agreement.  These performance-based fees were $4,448,000, $5,042,000 and $7,440,000 for the years ended December 31, 2004, 2003 and 2002.

The Company is a party to ordinary routine litigation incidental to its business.  Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

The Company has employment, severance and noncompete agreements with certain of its officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in control of the Company, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in control of the Company and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be approximately $4,962,000.

NOTE 12—Quarterly Results (unaudited)

	March 31	June 30	September 30	December 31 (a)
Year Ended December 31, 2004
Net revenues	$50,560,000	$50,527,000	$54,945,000	$51,264,000
Operating earnings	$7,629,000	$7,686,000	$8,581,000	$4,466,000
Net earnings	$4,434,000	$4,458,000	$4,982,000	$2,507,000
Net earnings per share-basic	$0.17	$0.17	$0.19	$0.10
Net earnings per share-diluted	$0.17	$0.17	$0.19	$0.10

Year Ended December 31, 2003
Net revenues	$44,199,000	$48,042,000	$50,299,000	$46,292,000
Operating earnings	$6,968,000	$7,643,000	$8,256,000	$7,039,000
Net earnings	$4,007,000	$4,385,000	$4,782,000	$4,063,000
Net earnings per share-basic	$0.15	$0.17	$0.18	$0.15
Net earnings per share-diluted	$0.15	$0.17	$0.18	$0.15

(a)     Included in the Company’s 2004 fourth quarter results is a net, non-recurring charge of $2,250,000 ($1,338,000 after income tax benefit) relating to the change in the Company’s point loyalty program.

Included in the Company’s 2003 fourth quarter results are proceeds of $1,300,000 ($771,000 after income taxes) relating to the settlement of a business interruption insurance claim.

Per share data amounts for the quarters have each been calculated separately.  Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.