Form 10-Q
period 2005-03-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2005-05-04
CIK 1162556

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	9,564,163 shares
Class A Common Stock -	14,339,687 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Gaming	$49,045	$47,309
Other operating	3,046	3,251
	52,091	50,560

Expenses:
Gaming	37,301	37,652
Other operating	2,995	2,441
General and administrative	1,254	1,147
Depreciation	1,717	1,691
	43,267	42,931

Operating earnings	8,824	7,629

Interest expense	427	153

Earnings before income taxes	8,397	7,476

Income taxes	3,418	3,042

Net earnings	$4,979	$4,434

Net earnings per common share (Note 3):
Basic	$0.21	$0.17
Diluted	$0.21	$0.17

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash	$17,968	$17,688
Accounts receivable	2,378	2,919
Due from State of Delaware	2,383	10,080
Inventories	2,041	2,147
Prepaid expenses and other	1,681	2,220
Receivable from Dover Motorsports, Inc.	17	2
Deferred income taxes	2,237	2,168
Total current assets	28,705	37,224

Property and equipment, net	122,409	123,076
Total assets	$151,114	$160,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,295	$6,801
Purses due horsemen	2,371	9,082
Accrued liabilities	9,838	11,990
Income taxes payable	4,056	651
Deferred revenue	403	195
Total current liabilities	21,963	28,719

Notes payable to banks	46,000	51,950
Deferred income taxes	6,798	6,861

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; issued and outstanding: March 31, 2005-9,564,163 shares; December 31, 2004-9,363,791 shares	957	936
Class A common stock, $0.10 par value; 50,000,000 shares authorized; issued and outstanding: March 31, 2005-14,339,687 shares; December 31, 2004-14,475,059 shares	1,434	1,448
Additional paid-in capital	36,579	35,764
Retained earnings	38,700	35,156
Deferred compensation	(1,317)	(534)
Total stockholders’ equity	76,353	72,770
Total liabilities and stockholders’ equity	$151,114	$160,300

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net earnings	$4,979	$4,434
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,717	1,691
Amortization of credit facility origination fees	13	13
Amortization of deferred compensation	60	—
Deferred income taxes	(132)	193
Changes in assets and liabilities:
Accounts receivable	541	(1,782)
Due from State of Delaware	7,697	5,342
Inventories	106	(74)
Prepaid expenses and other	526	1,066
Receivable from/payable to Dover Motorsports, Inc	(15)	(99)
Accounts payable	(1,058)	(411)
Purses due horsemen	(6,711)	(4,744)
Accrued liabilities	(2,152)	(683)
Income taxes payable	3,405	2,471
Deferred revenue	208	(21)
Net cash provided by operating activities	9,184	7,396

Investing activities:
Capital expenditures	(1,498)	(2,900)
Net cash used in investing activities	(1,498)	(2,900)

Financing activities:
Borrowings from revolving debt	41,975	46,150
Repayments of revolving debt	(47,925)	(47,600)
Dividends paid	(1,435)	(1,325)
Other	(21)	—
Net cash used in financing activities	(7,406)	(2,775)

Net increase in cash	280	1,721
Cash, beginning of period	17,688	14,138
Cash, end of period	$17,968	$15,859

Supplemental information:
Interest paid	$501	$167
Income taxes paid	$145	$378

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 10, 2005.  In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $35,621,000 and $34,018,000 as of March 31, 2005 and December 31, 2004, respectively.

Point loyalty program—The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  Prior to December 2004, the points could be redeemed for various services and merchandise throughout the gaming facility; however, they were not redeemable for cash or casino play.   Effective December 2004, the Company changed its policy relating to its point loyalty program to allow points earned by customers to be redeemed for cash under certain circumstances.  As a result, all points earned by customers are now expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In estimating the amount of the liability, which was $2,754,000 and $2,678,000, respectively, at March 31, 2005 and December 31, 2004, the Company estimates a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $3,874,000 and $5,037,000 for the three months ended March 31, 2005 and 2004, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.  The Company's operating margin for other operating activities is computed by netting promotional allowances against other operating revenues less other operating expenses.

For the video lottery operations, which account for almost 90% of revenues for all periods presented, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in the Company’s consolidated financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the video lottery operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to the Company as its commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the video lottery (slot) machines and associated computer systems, and (iii) for harness horse racing purses. The Company recognizes revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms, food and beverage sales and other miscellaneous income are recognized at the time the service is provided.

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share.  Weighted average shares used in computing basic and diluted EPS are as follows:

	Three Months Ended March 31,
	2005	2004
Basic EPS	23,787,000	26,478,000
Effect of dilutive securities	160,000	67,000
Diluted EPS	23,947,000	26,545,000

Dilutive securities include stock options and unvested restricted stock awards.

For the three months ended March 31, 2005 and 2004, options to purchase 20,000 and 296,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.

Accounting for stock-based compensation—The Company has a stock incentive plan which provides for the grant of stock options and/or restricted stock to officers and key employees.  The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue to use the intrinsic value method and based on this method did not record any stock-based compensation expense related to its stock options during the three months ended March 31, 2005 and 2004.  The Company’s restricted stock vests based on continued employment with the Company.  Restricted stock awards result in compensation expense as discussed in NOTE 6 – Stockholders’ Equity.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation related to its stock options and awards:

	Three Months Ended March 31,
	2005	2004
Net earnings, as reported	$4,979,000	$4,434,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	60,000	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(188,000)	(146,000)
Pro forma net earnings	$4,851,000	$4,288,000

Net earnings per common share:
Basic – as reported	$0.21	$0.17
Basic – pro forma	$0.20	$0.16

Diluted – as reported	$0.21	$0.17
Diluted – pro forma	$0.20	$0.16

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

Fair value of financial instruments—The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments.  The carrying value of long-term debt at March 31, 2005 and December 31, 2004 approximates its fair value based on the interest rates available on similar borrowings.

Reclassifications—Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.  These reclassifications had no effect on net earnings.

Recent accounting pronouncements—In December 2004, the FASB issued Statement No. 123 (Revised 2004) Share-Based Payment.  Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  It will require companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25 and related interpretations that the Company currently uses.  The Company would have been required to adopt Statement No. 123R beginning in the third quarter of 2005; however, on April 14, 2005 the United States Securities and Exchange Commission (“SEC”) announced that adoption of Statement No. 123R would be delayed until the first quarter of 2006 for calendar year companies.  The Company has not yet determined the impact of applying the various provisions of Statement No. 123R.

NOTE 4 – Indebtedness

The Company has a $57,500,000 credit facility, as amended effective November 5, 2004, that expires on October 31, 2007.  Interest is based, at the Company’s option, upon (i) LIBOR plus 0.75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) minus 1%.  The terms of the credit facility contain, among others, minimum net worth, interest coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2005, the Company was in compliance with all terms of the facility and there was $46,000,000 outstanding at a weighted average interest rate of 3.75%.  At March 31, 2005, $11,500,000 was available pursuant to the facility.

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

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2005	2004
Service cost	$236,000	$198,000
Interest cost	83,000	68,000
Expected return on plan assets	(67,000)	(57,000)
Recognized net actuarial loss	8,000	12,000
Amortization of prior service cost	2,000	2,000
	$262,000	$223,000

The Company expects to contribute approximately $500,000 to its pension plans in 2005, of which $227,000 was contributed during the three months ended March 31, 2005.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation
Balance at December 31, 2004	$936,000	$1,448,000	$35,764,000	$35,156,000	$(534,000)
Net earnings	—	—	—	4,979,000	—
Dividends paid, $0.06 per share	—	—	—	(1,435,000)	—
Issuance of restricted stock awards	7,000	—	836,000	—	(843,000)
Amortization of deferred compensation	—	—	—	—	60,000
Conversion of Class A common stock to common stock	14,000	(14,000)	—	—	—
Other	—	—	(21,000)	—	—
Balance at March 31, 2005	$957,000	$1,434,000	$36,579,000	$38,700,000	$(1,317,000)

On April 27, 2005, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.06 per share.  The dividend is payable on June 10, 2005 to shareholders of record at the close of business on May 10, 2005.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  No purchases were made during the three months ended March 31, 2005 and 2004.  At March 31, 2005, the Company had remaining repurchase authority of 1,779,155 shares.

The Company has a stock incentive plan which provides for the grant of up to 1,500,000 shares of stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  The restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  During the three months ended March 31, 2005, the Company granted 65,000 shares of restricted stock to certain officers and key employees at a fair-market value of $12.91 per share on the grant date and no shares were forfeited.  The aggregate market value of the restricted stock at the date of issuance has been recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized on a straight-line basis over the six-year service period. As of March 31, 2005, there were 615,129 shares available for granting options or stock awards.

NOTE 7 - Related Party Transactions

During the three months ended March 31, 2005 and 2004, Gaming & Entertainment allocated costs of $477,000 and $256,000, respectively, to DVD for certain administrative and operating services.  Additionally, DVD allocated costs of $24,000 and $29,000 to Gaming & Entertainment for the three months ended March 31, 2005 and 2004, respectively.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s June 2005 NASCAR event weekend, DVD invoiced Gaming & Entertainment $60,000 during the three months ended March 31, 2005 for certain services related to the event.  As of March 31, 2005, Gaming & Entertainment’s consolidated balance sheet includes a $17,000 receivable from DVD for the aforementioned items.  The Company received payment for the $17,000 receivable in the second quarter of 2005.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Henry B. Tippie, the Chairman of the Company’s Board of Directors, controls in excess of fifty percent of the voting power of the Company.  This means that Mr. Tippie has the ability to determine the outcome of the election of directors at the Company and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of the Company’s voting power.

Mr. Tippie’s voting control with respect to the Company emanates from his personal holdings of Common Stock and Class A Common Stock, from his status as executor of the Estate of John W. Rollins, the Company’s largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with another one of our directors.  As of March 31, 2005, Mr. Tippie has control over approximately 51.1% of the voting power of the Company.

Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins and Henry B. Tippie are all Directors of the Company and DVD. Denis McGlynn is the President and Chief Executive Officer of both companies, Klaus M. Belohoubek is the Senior Vice President – General Counsel and Secretary of both companies and Patrick J. Bagley is the Senior Vice President – Finance and Chief Financial Officer of DVD.  Mr. Tippie controls in excess of fifty percent of the voting power of DVD.

NOTE 8 – Commitments and Contingencies

The Company is a party to ordinary routine litigation incidental to its business.  Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

The Company has employment, severance and noncompete agreements with certain of its officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in control of the Company, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in control of the Company and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be approximately $4,737,000.

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

Almost 90% of the Company’s revenue is derived from video lottery (slot) machine win (as defined below).  Several factors contribute to the video lottery (slot) machine win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the company’s market,

•                  The quantity and types of slot machines available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels, and

•                  Marketing programs.

The Company believes that it holds a strong position in each of these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a 2 hour drive. According to the 2000 United States Census, approximately 32.8 million people live within 150 miles of the complex.  There are significant barriers to entry related to the gaming business in Delaware, such as the statutory limitation of gaming licenses to the three existing horse racing facilities.  The Company’s property, designed and developed with the assistance of Caesars World Gaming Development Corporation (“Caesars”), is similar to properties found in the country’s largest gaming markets.  The Company offers the only luxury hotel in the Delaware gaming market, providing a strong marketing tool, especially to higher-end players.  The Company also utilizes its recently improved slot marketing system to allow for the most efficient marketing programs and the highest levels of customer service.

Because all of our operations are located at one facility, we face the risk of increased competition from the legalization of new or additional gaming venues.  The Company has therefore focused on creating the region’s premier gaming destination and building and rewarding customer loyalty through innovative marketing efforts and unparalleled customer service.

Results of Operations

Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items. The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.

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

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Gaming revenues increased by $1,736,000, or 3.7%, to $49,045,000 in the first quarter of 2005, entirely the result of increased play in our casino.  During the first quarter of 2004, we added 500 new video lottery (slot) machines which increased our average number of machines from 2,230 in the first quarter of 2004 to 2,500 in the first quarter of 2005.

Other operating revenues were $3,046,000 in the first quarter of 2005 as compared to $3,251,000 in the first quarter of 2004.  Food and beverage revenues decreased $78,000 to $2,075,000 in the first quarter of 2005 from $2,153,000 in the first quarter of 2004 primarily due to a revised pricing structure for beverages sold on our casino floor.  Concert revenues decreased $169,000 as a result of the Company promoting two, one-night shows in the first quarter of 2005 as compared to two, two-night shows in the first quarter of 2004.  Partially offsetting these decreases was a slight increase in rooms revenue in the first quarter of 2005 as compared to the first quarter of 2004.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $3,874,000 and $5,037,000 in the first quarter of 2005 and 2004, respectively.

Gaming expenses decreased by $351,000, or 1.0%, primarily due to the fact that we no longer incur expenses associated with a management agreement with Caesars that expired on December 28, 2004.  During the first quarter of 2004, the Company expensed $1,256,000 under this agreement.  Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $814,000 and $139,000, respectively.  Amounts allocated from the video lottery operation for harness horse racing purses increased from $5,321,000 in the first quarter of 2004 to $5,540,000 in the first quarter of 2005.

Other operating expenses increased by $554,000, or 22.7%.  Expenses related to our food and beverage operations were $2,529,000 in the first quarter of 2005 as compared to $1,974,000 in the first quarter of 2004.  The increase resulted primarily from higher payroll and related costs and food costs necessary to support added amenities at the Company’s facility and the addition of higher quality menu items. Additionally, less food and beverage expenses were transferred to the gaming operations through interdepartmental charges in 2005 since a lower percentage of food and beverage revenues represent promotional items provided to gaming customers on a complimentary basis in the first quarter of 2005 as compared to the first quarter of 2004.

General and administrative expenses increased by $107,000 to $1,254,000 from $1,147,000 in the first quarter of 2004 primarily the result of higher benefits and pension costs and increased audit expenses related to the Company’s compliance with the Sarbanes-Oxley Act of 2002.

Depreciation expense remained consistent between the first quarter of 2005 and the first quarter of 2004 at $1,717,000 and $1,691,000, respectively.

Interest expense increased by $274,000, primarily due to the increase in outstanding borrowings under our credit facility resulting from our tender offer in the fourth quarter of 2004 and an increase in the Company’s average interest rate from 1.98% during the first quarter of 2004 to 3.46% during the first quarter of 2005.

The Company’s effective income tax rates were 40.7% for the quarters ended March 31, 2005 and 2004, respectively.

Net earnings were $4,979,000 in the first quarter of 2005 as compared to $4,434,000 in the first quarter of 2004.  The increase of $545,000, or 12.3%, was primarily due to the improved results for our gaming operations that resulted from an increase in slot win during the quarter and the elimination of the Caesars’ management fee, offset by increased other operating, general and administrative, and interest expenses.

Liquidity and Capital Resources

Net cash provided by operating activities was $9,184,000 for the three months ended March 31, 2005 compared to $7,396,000 for the three months ended March 31, 2004.  The increase was primarily due to the timing of cash receipts from the Delaware State Lottery Office related to our commission, the timing of certain income tax payments and the increase in net earnings before depreciation and amortization from $6,138,000 for the three months ended March 31, 2004 to $6,769,000 for the three months ended March 31, 2005, partially offset by the timing of payments to vendors.

Net cash used in investing activities was $1,498,000 for the three months ended March 31, 2005 compared to $2,900,000 for the three months ended March 31, 2004.  Capital expenditures for the first quarter of 2005 related primarily to the continued conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology.

Capital expenditures for the first quarter of 2004 related primarily to the construction of 11,000 additional square feet of gaming space to accommodate the installation of 500 then newly authorized video lottery (slot) machines within our existing casino complex and the purchase of a new customer management and slot data system.

Net cash used in financing activities was $7,406,000 for the three months ended March 31, 2005 compared to $2,775,000 for the three months ended March 31, 2004.  The increase in net cash used in financing activities in 2005 compared to 2004 was primarily due to higher net repayments of borrowings under our credit facility in the first three months of 2005.  The Company paid $1,435,000 and $1,325,000 in regular quarterly cash dividends during the three months ended March 31, 2005 and 2004, respectively.

On April 27, 2005, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.06 per share.  The dividend is payable on June 10, 2005 to shareholders of record at the close of business on May 10, 2005.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  No purchases were made during the three months ended March 31, 2005 and 2004.  At March 31, 2005, the Company had remaining repurchase authority of 1,779,155 shares.

Based on current business conditions, the Company expects to make additional capital expenditures of approximately $4,000,000 through December 31, 2005.  These expenditures primarily relate to casino renovations, harness track lighting and the continued conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology.  Additionally, the Company expects to contribute approximately $500,000 to its pension plans in 2005, of which $227,000 was contributed during the three months ended March 31, 2005.

Since our video lottery (slot) machine casino opened in 1995, we had been party to a management agreement with Caesars, under which Caesars was our agent to supervise, manage and operate our video lottery (slot) machine casino.  Effective December 28, 2004, that management agreement expired and we opted not to renew the agreement.  During the year ended December 31, 2004, although we remained contractually obligated to pay a management fee to Caesars, Caesars did not have any of its personnel physically assigned to our facility and we did not rely on any Caesars personnel or any Caesars systems or procedures in connection with our operations.  Accordingly, we do not expect to incur any material costs to replace functions for which Caesars had responsibility under this agreement.  Beginning in 2005, we are no longer required to pay to Caesars a management fee.  Caesars’ performance-based fees were $4,448,000 for the year ended December 31, 2004 and $1,256,000 for the three months ended March 31, 2004.

We have a $57,500,000 unsecured revolving line of credit agreement, as amended effective November 5, 2004.  At March 31, 2005, $46,000,000 was outstanding under the facility.  Based on current business trends, we believe that our cash flows from operations and the funds available pursuant to our revolving credit facility will be sufficient to meet our short and long-term cash needs.  Any significant expansion of our gaming facility that we may decide to undertake, any significant acquisitions, or any material adverse change in our operations could cause the need for additional financing.  The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends the Company’s Board of Directors may declare.  We expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

Related Party Transactions

See NOTE 7 – Related Party Transactions of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a full description of related party transactions.

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

Points Program

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  Prior to December 2004, the points could be redeemed for various services and merchandise throughout the gaming facility; however, they were not redeemable for cash or casino play.  Effective December 2004, the Company changed its policy relating to its point loyalty program to allow points earned by customers to be redeemed for cash under certain circumstances.  As a result, all points earned by customers are now expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In estimating the amount of the liability, which was $2,754,000 and $2,678,000, respectively, at March 31, 2005 and December 31, 2004, the Company estimates a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 5 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities.  These estimates require assumptions that are believed to be reasonable.  The Company performs reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  No such events or changes in circumstances have occurred to date.  An impairment loss would be measured as the amount by which the carrying amount of the asset exceeds its fair value.  Generally, fair value will be determined using valuation techniques such as the present value of future cash flows.

Recent Accounting Pronouncements

See NOTE 3 — Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors.  The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  For example, in 2005, the Maryland Senate passed a bill providing for various gaming venues for the third straight year and for the third straight year could not reach any consensus with the Maryland House. Accordingly, no legislation was passed and none is likely this year as the Maryland legislature is out of session for the remainder of the year. Approximately 70% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will have on us, but we estimate that one or more facilities in Pennsylvania are likely to begin operations during 2006.  Pennsylvania will have one of the highest effective tax rates on slot machine gaming in the country and will charge an up front $50,000,000 license fee to the horse racing and casino venues that are granted a gaming license.  Management has estimated that slot win from Pennsylvania patrons represents approximately 7% of our total slot win.

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

We are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations are always subject to change, can be interpreted differently in the future, and new laws and regulations may be enacted which could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our Company. Furthermore, noncompliance with one or more of these laws and regulations could result in the imposition of substantial penalties against us.

We Do Not Own Or Lease Our Video Lottery (Slot) Machines And Related Technology

We do not own or lease the video lottery (slot) machines or computer systems used by the State in connection with our video lottery gaming operations.  The Lottery Director enters into contracts directly with the providers of the video lottery (slot) machines and computer systems. The State purchases or leases all equipment and the Lottery Director licenses all technology providers. Our operations could be disrupted if a licensed technology provider violates its agreement with the State or ceases to be licensed for any reason. Such an event would be outside of our control and could adversely affect our gaming revenues.

Item 3.                                   Quantitative And Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $46,000,000 at March 31, 2005 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at March 31, 2005 would cause a change in total annual interest costs of $460,000. The carrying values of these borrowings approximate their fair values at March 31, 2005.

Item 4.                                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2005, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2005 that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.                                   Unregistered Sales Of Equity Securities and Use Of Proceeds

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.   No purchases of the Company’s equity securities were made during the three months ended March 31, 2005.  At March 31, 2005, the Company had remaining purchase authority of 1,779,155 shares.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission Of Matters To A Vote Of Security Holders

At the Annual Meeting of Stockholders held on April 27, 2005, Denis McGlynn, Kenneth K. Chalmers and Jeffrey W. Rollins were re-elected as directors by the Company’s stockholders.  Directors whose terms of office continued after the meeting were Patrick J. Bagley, John W. Rollins, Jr., R. Randall Rollins and Henry B. Tippie.

	Votes For	Votes Against	Votes Abstained	Shares Not Voted
Election of Denis McGlynn	144,957,507	—	491,854	7,628,672
Election of Kenneth K. Chalmers	144,875,278	—	574,083	7,628,672
Election of Jeffrey W. Rollins	144,877,875	—	571,486	7,628,672

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	May 4, 2005	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer
and Director

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and
Chief Financial Officer