Form 10-K/A
period 2004-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2005-05-20
CIK 1162556

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders held April 27, 2005 are incorporated by reference into Part III, Items 10 through 14 of this report.

Explanatory Note

Dover Downs Gaming & Entertainment, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 10, 2005 (the “Annual Report”) to amend and restate Items 7 and 8 to the Annual Report to reflect the following changes:

•                                          Expand our discussion of the Company’s results from its other operating activities. This discussion is in the “Results of Operations” section of Part I, Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation,

•                                          Expand our discussion of and clarify the impact on the Company’s future operations as a result of our decision not to renew our management agreement with Caesars World Gaming Development Corporation. This discussion is in the “Liquidity and Capital Resources” section of Part I, Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation,

•                                          Expand our disclosure of the Company’s critical accounting policies to include the quantitative effects on accrued pension expense that would result from a change in our discount rate assumption. This discussion is in the “Critical Accounting Policies” section of Part I, Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation,

•                                          Expand our disclosure of the Company’s other operating activities. This discussion is in NOTE 3-Summary of Significant Accounting Policies to the consolidated financial statements in Part I, Item 8. Financial Statements and Supplementary Data,

•                                          Expand our disclosure of the Company’s policy for evaluating property and equipment for impairment. This discussion is in NOTE 3-Summary of Significant Accounting Policies to the consolidated financial statements in Part I, Item 8. Financial Statements and Supplementary Data,

•                                          Expand our disclosure of the Company’s deferred income tax assets and liabilities to include a tabular presentation of the tax effect of each type of temporary difference that gives rise to a significant portion of deferred tax assets and liabilities. This discussion is in NOTE 7-Income Taxes to the consolidated financial statements in Part I, Item 8. Financial Statements and Supplementary Data,

•                                          Expand our disclosure of the Company’s pension plans to include our matching contributions to our 401(k) plan. This discussion is in NOTE 8-Pension Plans to the consolidated financial statements in Part I, Item 8. Financial Statements and Supplementary Data,

•                                          Expand our disclosure of a control relationship with respect to the Company’s outstanding common stock and other relationships with related parties. This discussion is in NOTE 10-Related Party Transactions to the consolidated financial statements in Part I, Item 8. Financial Statements and Supplementary Data.

The complete text of Items 7 and 8 are included in this Amendment pursuant to Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Item 15 includes the certifications required pursuant to Rules 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) of the Exchange Act, which have been re-executed and re-filed as of the date of this Amendment.

With the exception of the changes discussed above, this Amendment continues to speak as of the date of the Annual Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Annual Report.

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

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots — a 91,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel and Conference Center — featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

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

Other operating revenues were $33,795,000 and $32,476,000, respectively, for 2004 and 2003 and included $19,973,000 and $18,667,000, respectively, related to promotional items provided to customers without charge. The increase in promotional allowances is primarily due to the Company’s expanded marketing efforts to attract more casino customers to the hotel by providing additional complimentary and discounted hotel rooms. Other operating revenues, net of promotional allowances and excluding the non-recurring charge noted below, were $13,822,000 in 2004 as compared to $13,809,000 in 2003. Food and beverage revenues, net of promotional allowances, increased by $922,000 to $9,098,000 from $8,176,000 in 2003, primarily due to an increase in cash sales and a reduction in the amount of complimentary beverages being offered to patrons. Additionally, the Company promoted an outdoor concert for the first time in 2004 that generated revenues of $840,000. Partially offsetting these increases was the receipt of $1,300,000 in 2003 related to the settlement of a business interruption insurance claim and a decrease in hotel rooms revenue, net of promotional allowances, due to the change in the Company’s marketing efforts which focused on providing a higher percentage of its hotel rooms to customers on a complimentary basis.

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

Other operating expenses increased by $3,114,000, or 31.5%. Expenses related to our food and beverage operations were $9,669,000 in 2004 as compared to $7,350,000 in 2003. The increase resulted primarily from higher payroll and related costs and food costs necessary to support added amenities at the Company’s facility and the addition of higher quality menu items. Additionally, less food and beverage expenses were allocated to the gaming operations through interdepartmental charges in 2004 since a lower percentage of food and beverages were provided to gaming customers on a complimentary basis. Concert promotion expenses of $1,212,000, relating to a large outdoor concert promoted by the Company in the third quarter of 2004, represented the remainder of the increase in other operating expenses. Partially offsetting these increases was a decrease in expenses for the Company’s hotel rooms operation as a result of cost savings in the housekeeping department and a larger portion of rooms expense being allocated to the gaming operations through interdepartmental charges since a higher percentage of rooms were provided to gaming customers on a complimentary basis in 2004.

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

                Other operating revenues were $32,476,000 and $26,083,000, respectively, for 2003 and 2002 and included $18,667,000 and $13,331,000, respectively, related to promotional items provided to customers without charge. The increase in promotional allowances is primarily due to the Company’s expanded marketing efforts to attract more casino customers to the hotel by providing additional complimentary and discounted hotel rooms and the result of the Dover Downs Hotel and Conference Center being open for all of 2003 compared with only a portion of 2002. Other operating revenues, net of promotional allowances, were $13,809,000 in 2003 as compared to $12,752,000 in 2002. Food and beverage revenues, net of promotional allowances, increased by $196,000 to $8,176,000 from $7,980,000 in 2002 due to higher occupancy levels at the Dover Downs Hotel and Conference Center and the result of the hotel being open for all of 2003 compared with only a portion of 2002. Additionally, the Company received $1,300,000 in the fourth quarter of 2003 from its insurance carrier to settle a business interruption insurance claim related to the opening of the Dover Downs Hotel and Conference Center. Partially offsetting these increases was the receipt of $250,000 in the fourth quarter of 2002 related to the aforementioned insurance claim and a decrease in hotel rooms revenue, net of promotional allowances, due to the Company providing more complimentary hotel rooms to its customers.

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

                Other operating expenses decreased by $452,000, or 4.4%. Expenses related to our food and beverage operations were $7,350,000 in 2003 as compared to $8,464,000 in 2002. The decrease resulted primarily from a larger interdepartmental allocation to the casino operations for the estimated cost of providing the increased promotional allowances. Partially offsetting this decrease was an increase in expenses for the Company’s hotel rooms operation as a result of the Dover Downs Hotel and Conference Center being open for all of 2003 compared with only a portion of 2002.

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

                Since our video lottery (slot) machine casino opened in 1995, we have been party to a management agreement with Caesars, under which Caesars was our agent to supervise, manage and operate our video lottery (slot) machine casino. Effective December 28, 2004, that management agreement expired and we opted not to renew the agreement. During the year ended December 31, 2004, although we remained contractually obligated to pay a management fee to Caesars, Caesars did not have any of its personnel physically assigned to our facility and we did not rely on any Caesars personnel or any Caesars systems or procedures in connection with our operations. Accordingly, we do not expect to incur any material costs to replace functions for which Caesars had responsibility under this agreement. Beginning in 2005, we will no longer be required to pay to Caesars a management fee. Caesars’ performance-based fees were $4,448,000 for the year ended December 31, 2004.

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

                The introduction or expansion of gaming in and around our market area could have a material adverse effect on our cash flows and results of operations. See Part I, Item 1 — Business included elsewhere in this Annual Report on Form 10-K for further discussion.

Contractual Obligations

                At December 31, 2004, the Company had the following contractual obligations:

		Payments Due by Period
	Total	2005	2006 — 2007	2008 — 2009	Thereafter
Notes payable to banks	$51,950,000	$—	$51,950,000	$—	$—
Purchase obligation	1,195,000	1,195,000	—	—	—
	$53,145,000	$1,195,000	$51,950,000	$—	$—

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

Related Party Transactions

                See NOTE 10 — Related Party Transactions of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a full description of related party transactions.

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

Accrued Pension Cost

                The benefits provided by the Company’s defined-benefit pension plans are based on years of service and employee’s remuneration over their employment with the Company. The Company establishes accrued pension costs in accordance with the provisions of Financial Accounting Standards Board Statement No. 87, Employers’ Accounting for Pensions. Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for the discount rate, assumed rate of compensation increase, and expected long-term rate of return on assets. We evaluate these assumptions annually. The discount rate is the most significant assumption and is necessary to state expected future benefit payments at a present value on the measurement date. The discount rate assumption is based upon the yields on high quality bond rates for bonds with maturities that match our projected benefit payments. A lower discount rate increases the present value of benefit obligations and increases pension expense. A 1% reduction in the discount rate used would increase our pension expense by approximately $300,000.

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

Item 8.    Financial Statements And Supplementary Data

                Gaming & Entertainment’s consolidated financial statements and the Report of Independent Registered Public Accounting Firm included in this report are shown on the Index to Consolidated Financial Statements on page 16.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements — See accompanying Index to Consolidated Financial Statements on page 16.

(2)	Financial Statement Schedules — None.

(3)	Exhibits:

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

10.14

Third Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of November 5, 2004 (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 10, 2005).

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

21.1	List of Subsidiaries of Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 21.1 to the Form 10-K filed on March 10, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Information Statement dated as of March 7, 2002 (incorporated herein by reference to Exhibit 99.1 to the Form 10 filed on March 7, 2002).

99.2	Audit Committee Charter of Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit B to the Company’s Proxy Statement filed on March 29, 2004).

Signatures

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 20, 2005	Dover Downs Gaming & Entertainment, Inc.
Registrant
	BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer
and Director

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Timothy R. Horne	Sr. Vice President-Finance,	May 20, 2005
Timothy R. Horne	Treasurer and Chief Financial Officer
/s/ Henry B. Tippie	Chairman of the Board	May 20, 2005
Henry B. Tippie
/s/ Kenneth K. Chalmers	Director and Chairman	May 20, 2005
Kenneth K. Chalmers	of the Audit Committee
/s/ R. Randall Rollins	Director	May 20, 2005
R. Randall Rollins
/s/ Patrick J. Bagley	Director	May 20, 2005
Patrick J. Bagley
/s/ John W. Rollins, Jr.	Director	May 20, 2005
John W. Rollins, Jr.
/s/ Jeffrey W. Rollins	Director	May 20, 2005
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

/s/ Denis McGlynn	/s/ Timothy R. Horne
Denis McGlynn	Timothy R. Horne
President and Chief Executive	Sr. Vice President — Finance,
Officer and Director	Treasurer and
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

KPMG LLP

Philadelphia, Pennsylvania

March 8, 2005

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF EARNINGS

AND COMPREHENSIVE EARNINGS

	Years ended December 31,
	2004	2003	2002
Revenues:
Gaming	$193,922,000	$175,023,000	$193,723,000
Other operating	33,795,000	32,476,000	26,083,000
Gross revenues	227,717,000	207,499,000	219,806,000
Less — promotional allowances	19,973,000	18,667,000	13,331,000
— non-recurring gaming charge	448,000	—	—
	207,296,000	188,832,000	206,475,000
Expenses:
Gaming	152,725,000	138,423,000	148,817,000
Non-recurring gaming charge	1,802,000	—	—
Other operating	13,013,000	9,899,000	10,351,000
General and administrative	4,603,000	4,317,000	5,061,000
Depreciation	6,791,000	6,287,000	5,176,000
	178,934,000	158,926,000	169,405,000
Operating earnings	28,362,000	29,906,000	37,070,000
Interest expense	762,000	842,000	903,000
Earnings before income taxes	27,600,000	29,064,000	36,167,000
Income taxes	11,219,000	11,827,000	14,725,000
Net earnings	16,381,000	17,237,000	21,442,000
Change in minimum pension liability	—	127,000	(127,000)
Comprehensive earnings	$16,381,000	$17,364,000	$21,315,000
Net earnings per common share (Note 3):
Basic	$0.62	$0.65	$0.80
Diluted	$0.62	$0.65	$0.80

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

                Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots — a 91,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel and Conference Center — featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

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

                The retail value of hotel rooms, food, beverage and other items that are provided to customers without charge has been included in gross revenues, and a corresponding amount has been deducted as promotional allowances. The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings. The Company’s operating margin for other operating activities is computed by netting promotional allowances against other operating revenues less other operating expenses.

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

                The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation related to its stock options and awards:

	Years ended December 31,
	2004	2003	2002
Net earnings, as reported	$16,381,000	$17,237,000	$21,442,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	67,000	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(641,000)	(608,000)	(285,000)
Pro forma net earnings	$15,807,000	$16,629,000	$21,157,000
Net earnings per common share:
Basic — as reported	$0.62	$0.65	$0.80
Basic — pro forma	$0.60	$0.63	$0.79
Diluted — as reported	$0.62	$0.65	$0.80
Diluted — pro forma	$0.60	$0.63	$0.79

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

NOTE 7—Income Taxes

                The current and deferred income tax provisions are as follows:

	Years ended December 31,
	2004	2003	2002
Current:
Federal	$8,691,000	$8,450,000	$9,491,000
State	2,363,000	2,261,000	2,592,000
	11,054,000	10,711,000	12,083,000
Deferred:
Federal	127,000	849,000	2,066,000
State	38,000	267,000	576,000
	165,000	1,116,000	2,642,000
Total income taxes	$11,219,000	$11,827,000	$14,725,000

                A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2004	2003	2002
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.7%	5.7%	5.7%
Other	(0.1)%	—%	—%
Effective income tax rate	40.6%	40.7%	40.7%

                The components of deferred income tax assets and liabilities are as follows as of December 31:

	2004	2003
Deferred tax assets:
Point loyalty program	$1,089,000	$—
Accrued expenses	1,026,000	832,000
Other	103,000	294,000
Total deferred tax assets	2,218,000	1,126,000
Deferred tax liabilities:
Depreciation — property and equipment	(6,911,000)	(5,309,000)
Total deferred tax liabilities	(6,911,000)	(5,309,000)
Net deferred tax liabilities	$(4,693,000)	$(4,183,000)
Amounts recognized in the consolidated balance sheet:
Current deferred tax assets	$2,168,000	$878,000
Noncurrent deferred tax liabilities	(6,861,000)	(5,061,000)
	$(4,693,000)	$(4,183,000)

                Deferred income taxes relate to the temporary differences between financial accounting income and taxable income. During the year ended December 31, 2004, current deferred income tax assets increased primarily due to the change in how the Company accounts for its point loyalty program. All reward points earned by customers are now expensed in the period earned in determining financial accounting income; however, they continue to be expensed when redeemed in determining taxable income.

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

                The Company’s pension plan asset allocation at December 31, 2004 and 2003, and target allocation for 2005 are as follows:

	Percentage of Plan		Target
	Assets at December 31,		Allocation
Asset Category	2004	2003	2005
Equity securities	76%	72%	70%
Debt securities	23%	19%	20%
Other (money market mutual funds)	1%	9%	10%
Total	100%	100%	100%

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

                Pursuant to the terms of the Employee Benefits Agreement, DVD arranged for the transfer of the assets and liabilities associated with the 401(k) plan sponsored by DVD with respect to employees who are now Gaming & Entertainment employees to Gaming & Entertainment. Effective January 1, 2003, the Company maintains its own defined contribution 401(k) plan which permits participation by substantially all employees. Prior to January 1, 2003, the Company participated in DVD’s 401(k) plan. The Company’s matching contributions to the 401(k) plan were approximately $50,000 for each of the years ended December 31, 2004 and 2003.

NOTE 9—Stockholders’ Equity

                Changes in the components of stockholders’ equity are as follows (in thousands, except per share data):

					Accumulated
		Class A	Additional		Other	DVD
	Common	Common	Paid-in	Retained	Comprehensive	Equity	Deferred
	Stock	Stock	Capital	Earnings	Loss	Investment	Compensation
Balance at Dec. 31, 2001	$—	$—	$—	$—	$—	$102,653	$—
Net earnings from January 1, 2002 through March 31, 2002	—	—	—	—	—	5,168	—
Cancellation of payable to DVD	—	—	—	—	—	9,520	—
Spin-off transaction	1,000	1,664	114,677	—	—	(117,341)	—
DVD debt paid down on April 1, 2002	—	—	(45,000)	—	—	—	—
Net earnings from April 1, 2002 through December 31, 2002	—	—	—	16,274	—	—	—
Proceeds from stock options exercised	1	—	72	—	—	—	—
Dividends paid, $.125 per share	—	—	—	(3,333)	—	—	—
Transfer of pension liability from DVD	—	—	(789)	—	—	—	—
Change in minimum pension liability, net of income taxes of $88	—	—	—	—	(127)	—	—
Conversion of Class A common stock to common stock	49	(49)	—	—	—	—	—
Balance at Dec. 31, 2002	1,050	1,615	68,960	12,941	(127)	—	—
Net earnings	—	—	—	17,237	—	—	—
Dividends paid, $.20 per share	—	—	—	(5,305)	—	—	—
Change in minimum pension liability, net of income taxes of $88	—	—	—	—	127	—	—
Repurchase and retirement of common stock	(17)	—	(1,506)	—	—	—	—
Balance at Dec. 31, 2003	1,033	1,615	67,454	24,873	—	—	—
Net earnings	—	—	—	16,381	—	—	—
Dividends paid, $.22 per share	—	—	—	(6,098)	—	—	—
Issuance of restricted stock awards	5	—	596	—	—	—	(601)
Amortization of deferred compensation	—	—	—	—	—	—	67
Conversion of Class A common stock to common stock	7	(7)	—	—	—	—	—
Repurchase and retirement of common stock	(109)	(160)	(32,286)	—	—	—	—
Balance at Dec. 31, 2004	$936	$1,448	$35,764	$35,156	$—	$—	$(534)

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

                The following table summarizes information about the stock options outstanding under the Company’s option plan as of December 31, 2004:

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number	Exercise	Contractual	Number	Exercise
Range of Exercise Prices	Outstanding	Price	Life	Exercisable	Price
$6.74-$9.94	479,383	$9.40	4.84 yrs	147,512	$9.38
$11.16-$13.31	277,707	$11.92	4.65 yrs	120,023	$11.77
$6.74-$13.31	757,090	$10.32	4.77 yrs	267,535	$10.45

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

                Mr. Tippie’s voting control with respect to the Company emanates from his personal holdings of Common Stock and Class A Common Stock, from his status as executor of the Estate of John W. Rollins, the Company’s largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with another one of our directors. As of March 8, 2005, Mr. Tippie has control over approximately 51.1% of the voting power of the Company.

                Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins and Henry B. Tippie are all Directors of the Company and DVD. Denis McGlynn is the President and Chief Executive Officer of both companies, Klaus M. Belohoubek is the Senior Vice President — General Counsel and Secretary of both companies and Patrick J. Bagley is the Senior Vice President — Finance and Chief Financial Officer of DVD. Mr. Tippie also controls in excess of fifty percent of the voting power of DVD.

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