Form 10-Q
period 2005-06-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2005-08-04
CIK 1162556

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

As of July 29, 2005, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	9,714,374 shares
Class A Common Stock -	14,179,687 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Gaming	$50,843	$46,959	$99,888	$94,268
Other operating	3,831	3,568	6,877	6,819
	54,674	50,527	106,765	101,087

Expenses:
Gaming	38,283	36,913	75,584	74,565
Other operating	3,546	3,131	6,541	5,572
General and administrative	1,094	1,098	2,348	2,245
Depreciation	1,752	1,699	3,469	3,390
	44,675	42,841	87,942	85,772

Operating earnings	9,999	7,686	18,823	15,315

Interest expense	487	176	914	329

Earnings before income taxes	9,512	7,510	17,909	14,986

Income taxes	3,868	3,052	7,286	6,094

Net earnings	$5,644	$4,458	$10,623	$8,892

Net earnings per common share (Note 3):
Basic	$0.24	$0.17	$0.45	$0.34
Diluted	$0.24	$0.17	$0.44	$0.33

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash	$17,323	$17,688
Accounts receivable	1,202	2,919
Due from State of Delaware	5,519	10,080
Inventories	1,883	2,147
Prepaid expenses and other	2,689	2,220
Receivable from Dover Motorsports, Inc.	—	2
Deferred income taxes	2,331	2,168
Total current assets	30,947	37,224

Property and equipment, net	121,226	123,076
Total assets	$152,173	$160,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,936	$6,801
Purses due horsemen	4,769	9,082
Accrued liabilities	9,228	11,990
Payable to Dover Motorsports, Inc	14	—
Income taxes payable	31	651
Deferred revenue	181	195
Total current liabilities	17,159	28,719

Notes payable to banks	47,650	51,950
Deferred income taxes	6,757	6,861

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 9,714,374 and 9,363,791, respectively	972	936
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,179,687 and 14,475,059, respectively	1,418	1,448
Additional paid-in capital	36,457	35,764
Retained earnings	42,910	35,156
Deferred compensation	(1,150)	(534)
Total stockholders’ equity	80,607	72,770
Total liabilities and stockholders’ equity	$152,173	$160,300

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net earnings	$10,623	$8,892
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,469	3,390
Amortization of credit facility origination fees	22	31
Amortization of deferred compensation	104	16
Deferred income taxes	(267)	1,059
Changes in assets and liabilities:
Accounts receivable	1,717	(658)
Due from State of Delaware	4,561	4,366
Inventories	264	78
Prepaid expenses and other	(491)	(146)
Accounts payable	(2,969)	(2,717)
Purses due horsemen	(4,313)	(3,898)
Accrued liabilities	(2,762)	(1,107)
Payable to/receivable from Dover Motorsports, Inc	16	(118)
Income taxes payable/prepaid income taxes	(620)	(210)
Deferred revenue	(14)	94
Net cash provided by operating activities	9,340	9,072

Investing activities:
Capital expenditures	(2,515)	(4,449)
Net cash used in investing activities	(2,515)	(4,449)

Financing activities:
Borrowings from revolving debt	97,234	96,930
Repayments of revolving debt	(101,534)	(95,805)
Dividends paid	(2,869)	(2,917)
Other	(21)	—
Net cash used in financing activities	(7,190)	(1,792)

Net (decrease) increase in cash	(365)	2,831
Cash, beginning of period	17,688	14,138
Cash, end of period	$17,323	$16,969

Supplemental information:
Interest paid	$794	$312
Income taxes paid	$8,173	$5,244

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 10, 2005 and amended Annual Report on Form 10-K/A filed on May 20, 2005.  In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $37,372,000 and $34,018,000 as of June 30, 2005 and December 31, 2004, respectively.

Point loyalty program—The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  Prior to December 2004, the points could be redeemed for various services and merchandise throughout the gaming facility; however, they were not redeemable for cash or casino play.  Effective December 2004, the Company changed its policy relating to its point loyalty program to allow points earned by customers to be redeemed for cash under certain circumstances.  As a result, all points earned by customers are now expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In estimating the amount of the liability, which was $2,719,000 and $2,678,000, respectively, at June 30, 2005 and December 31, 2004, the Company estimates a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $3,928,000 and $7,802,000, and $4,892,000 and $9,929,000 for the three and six-month periods ended June 30, 2005 and 2004, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.

For the video lottery operations, which account for at least 90% of revenues for all periods presented, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in the Company’s consolidated financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the video lottery operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to the Company as its commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the video lottery (slot) machines and associated computer systems, and (iii) for harness horse racing purses. The Company recognizes revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms, food and beverage sales and other miscellaneous income are recognized at the time the service is provided.

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share.  Weighted average shares used in computing basic and diluted EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic EPS	23,787,000	26,478,000	23,787,000	26,478,000
Effect of dilutive securities	137,000	111,000	149,000	89,000
Diluted EPS	23,924,000	26,589,000	23,936,000	26,567,000

Dilutive securities include stock options and unvested restricted stock awards.

For the three and six-month periods ended June 30, 2005, options to purchase 20,000 shares of common stock were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.  For the three and six-month periods ended June 30, 2004, options to purchase 252,000 and 274,000 shares of common stock, respectively, were not included in the computation for the same reason.

Accounting for stock-based compensation—The Company has a stock incentive plan which provides for the grant of stock options and/or restricted stock to officers and key employees.  The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue to use the intrinsic value method and based on this method did not record any stock-based compensation expense related to its stock options during the three and six-month periods ended June 30, 2005 and 2004.  The Company’s restricted stock vests based on continued employment with the Company.  Restricted stock awards result in compensation expense as discussed in NOTE 6 – Stockholders’ Equity.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation related to its stock options and awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings, as reported	$5,644,000	$4,458,000	$10,623,000	$8,892,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	44,000	10,000	104,000	10,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(165,000)	(155,000)	(353,000)	(301,000)
Pro forma net earnings	$5,523,000	$4,313,000	$10,374,000	$8,601,000

Net earnings per common share:
Basic – as reported	$0.24	$0.17	$0.45	$0.34
Basic – pro forma	$0.23	$0.16	$0.44	$0.32

Diluted – as reported	$0.24	$0.17	$0.44	$0.33
Diluted – pro forma	$0.23	$0.16	$0.43	$0.32

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

Fair value of financial instruments—The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments.  The carrying value of long-term debt at June 30, 2005 and December 31, 2004 approximates its fair value based on the interest rates available on similar borrowings.

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

NOTE 4 – Indebtedness

The Company has a $57,500,000 credit facility, as amended effective November 5, 2004, that expires on October 31, 2007.  Interest is based, at the Company’s option, upon (i) LIBOR plus 0.75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) minus 1%.  The terms of the credit facility contain, among others, minimum net worth, interest coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2005, the Company was in compliance with all terms of the facility and there was $47,650,000 outstanding at a weighted average interest rate of 4.11%.  At June 30, 2005, $9,850,000 was available pursuant to the facility.

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

The components of net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$257,000	$198,000	$493,000	$396,000
Interest cost	77,000	68,000	160,000	136,000
Expected return on plan assets	(64,000)	(57,000)	(131,000)	(114,000)
Recognized net actuarial loss	6,000	12,000	14,000	24,000
Amortization of prior service cost	2,000	2,000	4,000	4,000
	$278,000	$223,000	$540,000	$446,000

The Company expects to contribute approximately $500,000 to its pension plans in 2005, of which $16,000 and $243,000 was contributed during the three and six-month periods ended June 30, 2005, respectively.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation
Balance at December 31, 2004	$936,000	$1,448,000	$35,764,000	$35,156,000	$(534,000)
Net earnings	—	—	—	10,623,000	—
Dividends paid, $0.12 per share	—	—	—	(2,869,000)	—
Issuance of restricted stock awards, net of forfeitures	6,000	—	714,000	—	(720,000)
Amortization of deferred compensation, net of forfeitures	—	—	—	—	104,000
Conversion of Class A common stock to common stock	30,000	(30,000)	—	—	—
Other	—	—	(21,000)	—	—
Balance at June 30, 2005	$972,000	$1,418,000	$36,457,000	$42,910,000	$(1,150,000)

On July 27, 2005, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.06 per share.  The dividend is payable on September 10, 2005 to shareholders of record at the close of business on August 10, 2005.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  No purchases of the Company’s equity securities were made during the six months ended June 30, 2005 and 2004.  At June 30, 2005, the Company had remaining repurchase authority of 1,779,155 shares.

The Company has a stock incentive plan which provides for the grant of up to 1,500,000 shares of stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  The restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  During the six months ended June 30, 2005, the Company granted 65,000 shares of restricted stock to certain officers and key employees at a fair-market value of $12.91 per share on the grant date and 10,000 shares were forfeited.  The aggregate market value of the restricted stock at the date of issuance has been recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized on a straight-line basis over the six-year service period. As of June 30, 2005, there were 631,129 shares available for granting options or stock awards.

NOTE 7 - Related Party Transactions

During the three and six-month periods ended June 30, 2005 and 2004, Gaming & Entertainment allocated costs of $374,000 and $851,000, and $337,000 and $593,000, respectively, to DVD for certain administrative and operating services.  Additionally, DVD allocated costs of $20,000 and $44,000, and $33,000 and $62,000, respectively, to Gaming & Entertainment for the three and six-month periods ended June 30, 2005 and 2004.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s June 2005 and 2004 NASCAR event weekends at Dover International Speedway, Gaming & Entertainment provided certain catering services for which DVD was invoiced $400,000 and $445,000, respectively.  DVD invoiced Gaming & Entertainment $31,000 and $91,000, respectively, during the three and six-month periods ended June 30, 2005 for tickets purchased to the 2005 event and other event related items.  In connection with DVD’s June 2004 NASCAR event weekend, DVD invoiced Gaming & Entertainment $131,000 during the three and six-month periods ended June 30, 2004 for tickets and other event related items.  As of June 30, 2005, Gaming & Entertainment’s consolidated balance sheet includes a $14,000 payable to DVD for the aforementioned items.  The Company has since settled the payable in the third quarter of 2005.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Mr. Tippie’s voting control with respect to the Company emanates from his personal holdings of Common Stock and Class A Common Stock, from his status as executor of the Estate of John W. Rollins, the Company’s largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with another one of our directors.  As of June 30, 2005, Mr. Tippie has control over approximately 52.5% of the voting power of the Company.

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

The Company has employment, severance and noncompete agreements with certain of its officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in control of the Company, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in control of the Company and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be approximately $4,662,000.

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

Approximately 90% of the Company’s revenue is derived from video lottery (slot) machine win (as defined below).  Several factors contribute to the video lottery (slot) machine win for any gaming company, including, but not limited to:

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

Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004

Gaming revenues increased by $3,884,000, or 8.3%, to $50,843,000 in the second quarter of 2005, entirely the result of increased play in our casino.

Other operating revenues were $3,831,000 in the second quarter of 2005 as compared to $3,568,000 in the second quarter of 2004.  Net rooms revenue increased $105,000 in the second quarter of 2005 as compared to the second quarter of 2004 primarily due to an increase in cash sales and fewer rooms being provided to customers on a complimentary basis.  Net food and beverage revenues increased $130,000 to $2,714,000 in the second quarter of 2005 from $2,584,000 in the second quarter of 2004 primarily due to higher casino attendance.  Partially offsetting these increases was a decrease in concert revenues as a result of the Company promoting fewer shows in the second quarter of 2005 as compared to the second quarter of 2004.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $3,928,000 and $4,892,000 in the second quarter of 2005 and 2004, respectively.

Gaming expenses increased by $1,370,000, or 3.7%, reflecting the higher gaming revenues.  Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $1,608,000 and $340,000, respectively.  Amounts allocated from the video lottery operation for harness horse racing purses increased from $5,411,000 in the second quarter of 2004 to $5,906,000 in the second quarter of 2005.  These increases in gaming expenses were partially offset by the fact that we no longer incur expenses associated with a management agreement with Caesars that expired on December 28, 2004.  During the second quarter of 2004, the Company expensed $1,174,000 under this agreement.

Other operating expenses increased by $415,000, or 13.3%.  Expenses related to our food and beverage operations were $2,984,000 in the second quarter of 2005 as compared to $2,649,000 in the second quarter of 2004.  The increase resulted primarily from higher payroll and related employee costs and food costs necessary to support added amenities at the Company’s facility and the addition of higher quality menu items. Additionally, fewer expenses were allocated to the gaming operations through interdepartmental charges in 2005 since a lower percentage of revenues represent promotional items provided to gaming customers on a complimentary basis in the second quarter of 2005 as compared to the second quarter of 2004.

General and administrative expenses remained consistent between the second quarter of 2005 and the second quarter of 2004 at $1,094,000 and $1,098,000, respectively.

Depreciation expense increased to $1,752,000 in the second quarter of 2005 from $1,699,000 in the second quarter of 2004 primarily due to assets being placed in service related to the continued conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology.

Interest expense increased by $311,000, primarily due to the increase in outstanding borrowings under our credit facility resulting from our tender offer in the fourth quarter of 2004 and an increase in the Company’s average interest rate from 2.04% during the second quarter of 2004 to 3.98% during the second quarter of 2005.

The Company’s effective income tax rates were 40.7% and 40.6% for the quarters ended June 30, 2005 and 2004, respectively.

Net earnings were $5,644,000 in the second quarter of 2005 as compared to $4,458,000 in the second quarter of 2004.  The increase of $1,186,000, or 26.6%, was primarily due to the improved results for our gaming operations that resulted from an increase in slot win during the quarter and the elimination of the Caesars’ management fee, offset by increased interest expenses.

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

Gaming revenues increased by $5,620,000, or 6.0%, to $99,888,000 in the first six months of 2005, entirely the result of increased play in our casino.  During the first quarter of 2004, we added 500 new video lottery (slot) machines which increased our average number of machines from 2,362 in the first six months of 2004 to 2,500 in the first six months of 2005.

Other operating revenues were $6,877,000 in the first six months of 2005 as compared to $6,819,000 in the first six months of 2004.  Net rooms revenue increased $178,000 in the first six months of 2005 as compared to the first six months of 2004 primarily due to an increase in cash sales and fewer rooms being provided to customers on a complimentary basis.  Net food and beverage revenues remained consistent between the first six months of 2005 and the first six months of 2004 at $4,789,000 and $4,737,000, respectively.  Partially offsetting these increases was a decrease in concert revenues as a result of the Company promoting fewer shows in the first six months of 2005 as compared to the first six months of 2004.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $7,802,000 and $9,929,000 in the first six months of 2005 and 2004, respectively.

Gaming expenses increased by $1,019,000, or 1.4%, reflecting the higher gaming revenues.  Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $2,422,000 and $479,000, respectively. Amounts allocated from the video lottery operation for harness horse racing purses increased from $10,732,000 in the first six months of 2004 to $11,446,000 in the first six months of 2005.  These increases in gaming expenses were partially offset by the fact that we no longer incur expenses associated with a management agreement with Caesars that expired on December 28, 2004.  During the first six months of 2004, the Company expensed $2,430,000 under this agreement.

Other operating expenses increased by $969,000, or 17.4%.  Expenses related to our food and beverage operations were $5,513,000 in the first six months of 2005 as compared to $4,623,000 in the first six months of 2004.  The increase resulted primarily from higher payroll and related employee costs and food costs necessary to support added amenities at the Company’s facility and the addition of higher quality menu items. Additionally, fewer expenses were allocated to the gaming operations through interdepartmental charges in 2005 since a lower percentage of revenues represent promotional items provided to gaming customers on a complimentary basis in the first six months of 2005 as compared to the first six months of 2004.

General and administrative expenses increased by $103,000 to $2,348,000 from $2,245,000 in the first six months of 2004 primarily the result of higher wages and benefits and pension costs and increased audit expenses related to the Company’s compliance with the Sarbanes-Oxley Act of 2002.

Depreciation expense increased to $3,469,000 in the first six months of 2005 from $3,390,000 the first six months of 2004 primarily due to assets being placed in service related to the continued conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology.

Interest expense increased by $585,000, primarily due to the increase in outstanding borrowings under our credit facility resulting from our tender offer in the fourth quarter of 2004 and an increase in the Company’s average interest rate from 2.01% during the first six months of 2004 to 3.72% during the first six months of 2005.

The Company’s effective income tax rates were 40.7% for the six months ended June 30, 2005 and 2004, respectively.

Net earnings were $10,623,000 in the first six months of 2005 as compared to $8,892,000 in the first six months of 2004.  The increase of $1,731,000, or 19.5%, was primarily due to the improved results for our gaming operations that resulted from an increase in slot win and the elimination of the Caesars’ management fee, offset by increased other operating and interest expenses.

Liquidity and Capital Resources

Net cash provided by operating activities was $9,340,000 for the six months ended June 30, 2005 compared to $9,072,000 for the six months ended June 30, 2004.  The increase was primarily due to the increase in net earnings before depreciation and amortization from $12,329,000 for the six months ended June 30, 2004 to $14,218,000 for the six months ended June 30, 2005 and the timing of invoicing to and receipts from customers, partially offset by the timing of income tax payments and certain payments to vendors.

Net cash used in investing activities was $2,515,000 for the six months ended June 30, 2005 compared to $4,449,000 for the six months ended June 30, 2004.  Capital expenditures for the first six months of 2005 related primarily to the continued conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology.  Capital expenditures for the first six months of 2004 related primarily to the construction of 11,000 additional square feet of gaming space to accommodate the installation of 500 then newly authorized video lottery (slot) machines within our existing casino complex and the purchase of a new customer management and slot data system.

Net cash used in financing activities was $7,190,000 for the six months ended June 30, 2005 compared to $1,792,000 for the six months ended June 30, 2004.  The increase in net cash used in financing activities in 2005 compared to 2004 was primarily due to higher net repayments of borrowings under our credit facility in the first six months of 2005.  The Company paid $2,869,000 and $2,917,000 in regular quarterly cash dividends during the six months ended June 30, 2005 and 2004, respectively.

On July 27, 2005, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.06 per share.  The dividend is payable on September 10, 2005 to shareholders of record at the close of business on August 10, 2005.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  No purchases were made during the six months ended June 30, 2005 and 2004.  At June 30, 2005, the Company had remaining repurchase authority of 1,779,155 shares.

Based on current business conditions, the Company expects to make additional capital expenditures of approximately $3,000,000 through December 31, 2005.  These expenditures primarily relate to casino renovations, harness track lighting and the continued conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology.  Additionally, the Company expects to contribute approximately $500,000 to its pension plans in 2005, of which $243,000 was contributed during the six months ended June 30, 2005.

Since our video lottery (slot) machine casino opened in 1995, we had been party to a management agreement with Caesars, under which Caesars was our agent to supervise, manage and operate our video lottery (slot) machine casino. Effective December 28, 2004, that management agreement expired and we opted not to renew the agreement.  As a result, we are no longer required to pay to Caesars a management fee.  During the year ended December 31, 2004, although we remained contractually obligated to pay a management fee to Caesars, Caesars did not have any of its personnel physically assigned to our facility and we did not rely on any Caesars personnel or any Caesars systems or procedures in connection with our operations.  We have not and do not expect to incur any material costs to replace functions for which Caesars had responsibility under this agreement. Caesars’ performance-based fees were $2,430,000 for the six months ended June 30, 2004 and $4,448,000 for the year ended December 31, 2004.

We have a $57,500,000 unsecured revolving line of credit agreement, as amended effective November 5, 2004.  At June 30, 2005, $47,650,000 was outstanding under the facility.  Based on current business trends, we believe that our cash flows from operations and the funds available pursuant to our revolving credit facility will be sufficient to meet our short and long-term cash needs.  Any significant expansion of our gaming facility that we may decide to undertake, any significant acquisitions, or any material adverse change in our operations could cause the need for additional financing.  The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends the Company’s Board of Directors may declare.  We expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

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

Points Program

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  Prior to December 2004, the points could be redeemed for various services and merchandise throughout the gaming facility; however, they were not redeemable for cash or casino play.  Effective December 2004, the Company changed its policy relating to its point loyalty program to allow points earned by customers to be redeemed for cash under certain circumstances.  As a result, all points earned by customers are now expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In estimating the amount of the liability, which was $2,719,000 and $2,678,000, respectively, at June 30, 2005 and December 31, 2004, the Company estimates a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

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

Item 3.                                                           Quantitative And Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $47,650,000 at June 30, 2005 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at June 30, 2005 would cause a change in total annual interest costs of $477,000. The carrying values of these borrowings approximate their fair values at June 30, 2005.

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

Based on their evaluation as of June 30, 2005, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2005 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.                                                           Unregistered Sales Of Equity Securities and Use Of Proceeds

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  No purchases of the Company’s equity securities were made during the six months ended June 30, 2005.  At June 30, 2005, the Company had remaining purchase authority of 1,779,155 shares.

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

DATED:	August 4, 2005	Dover Downs Gaming & Entertainment, Inc.
Registrant

		/s/	Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

		/s/	Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and
Chief Financial Officer