Form 10-Q
period 2005-09-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2005-11-04
CIK 1162556

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of October 31, 2005, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	10,639,374 shares
Class A Common Stock -	13,254,687 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Gaming	$52,240	$51,022	$152,128	$145,290
Other operating	3,832	3,923	10,709	10,742
	56,072	54,945	162,837	156,032

Expenses:
Gaming	38,824	39,458	114,408	114,023
Other operating	3,348	4,150	9,889	9,722
General and administrative	1,188	1,065	3,536	3,310
Depreciation	1,771	1,691	5,240	5,081
	45,131	46,364	133,073	132,136

Operating earnings	10,941	8,581	29,764	23,896

Interest expense	486	183	1,400	512

Earnings before income taxes	10,455	8,398	28,364	23,384

Income taxes	4,260	3,416	11,546	9,510

Net earnings	$6,195	$4,982	$16,818	$13,874

Net earnings per common share (Note 3):
Basic	$0.26	$0.19	$0.71	$0.52
Diluted	$0.26	$0.19	$0.70	$0.52

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEET

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash	$17,423	$17,688
Accounts receivable	1,428	2,919
Due from State of Delaware	10,496	10,080
Inventories	2,043	2,147
Prepaid expenses and other	2,825	2,220
Receivable from Dover Motorsports, Inc.	—	2
Deferred income taxes	2,259	2,168
Total current assets	36,474	37,224

Property and equipment, net	120,585	123,076
Total assets	$157,059	$160,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,857	$6,801
Purses due horsemen	9,801	9,082
Accrued liabilities	9,792	11,990
Income taxes payable	340	651
Deferred revenue	162	195
Total current liabilities	23,952	28,719

Notes payable to banks	40,775	51,950
Deferred income taxes	6,909	6,861

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 9,987,374 and 9,363,791, respectively	999	936
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 13,906,687 and 14,475,059, respectively	1,391	1,448
Additional paid-in capital	36,457	35,764
Retained earnings	47,671	35,156
Deferred compensation	(1,095)	(534)
Total stockholders’ equity	85,423	72,770
Total liabilities and stockholders’ equity	$157,059	$160,300

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net earnings	$16,818	$13,874
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,240	5,081
Amortization of credit facility origination fees	31	46
Amortization of deferred compensation	159	42
Deferred income taxes	(253)	1,163
Changes in assets and liabilities:
Accounts receivable	1,491	930
Due from State of Delaware	(416)	(1,546)
Inventories	104	(306)
Prepaid expenses and other	(636)	(501)
Receivable from/payable to Dover Motorsports, Inc.	2	9
Accounts payable	(1,749)	(2,860)
Purses due horsemen	719	1,876
Accrued liabilities	(2,198)	161
Income taxes payable/prepaid income taxes	(101)	137
Deferred revenue	(33)	(10)
Net cash provided by operating activities	19,178	18,096

Investing activities:
Capital expenditures	(3,944)	(5,038)
Net cash used in investing activities	(3,944)	(5,038)

Financing activities:
Borrowings from revolving debt	136,549	146,855
Repayments of revolving debt	(147,724)	(154,080)
Dividends paid	(4,303)	(4,509)
Repurchase of common stock	—	(505)
Other	(21)	—
Net cash used in financing activities	(15,499)	(12,239)

Net (decrease) increase in cash	(265)	819
Cash, beginning of period	17,688	14,138
Cash, end of period	$17,423	$14,957

Supplemental information:
Interest paid	$1,338	$483
Income taxes paid	$11,900	$8,212

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “the Company,” “Gaming & Entertainment,” “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 10, 2005 and amended Annual Report on Form 10-K/A filed on May 20, 2005.  In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Gaming & Entertainment is a public holding company that has two wholly owned subsidiaries: Dover Downs, Inc. and Dover Downs Management Corp.  Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness racing operations in 1969.  In June of 1994, legislation authorizing video lottery operations in the State of Delaware (the “State”) was adopted.  The Company’s video lottery (slots) casino operations began on December 29, 1995.  As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) (“DVD”), and became the operating entity for all of DVD’s gaming operations.

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

Our entertainment complex is located in Dover, the capital of the State of Delaware.  Approximately 70% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia. In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will have on us, but we estimate that one or more facilities in Pennsylvania may begin operations in the latter half of 2006. Management has estimated that slot win from Pennsylvania patrons represents approximately 6% of our total slot win.

Due to the nature of the Company’s business activities, it is subject to various federal, state and local regulations.

NOTE 3 - Summary of Significant Accounting Policies

Basis of consolidation—The consolidated financial statements include the accounts of Gaming & Entertainment and its wholly owned subsidiaries.  Intercompany transactions and balances have been eliminated.

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $39,143,000 and $34,018,000 as of September 30, 2005 and December 31, 2004, respectively.

Point loyalty program—The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  Prior to December 2004, the points could be redeemed for various services and merchandise throughout the gaming facility; however, they were not redeemable for cash or casino play.  Effective December 2004, the Company changed its policy relating to its point loyalty program to allow points earned by customers to be redeemed for cash under certain circumstances.  As a result, all points earned by customers are now expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $2,612,000 and $2,678,000, respectively, at September 30, 2005 and December 31, 2004, the Company estimates a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $3,747,000 and $11,549,000, and $5,224,000 and $15,153,000 for the three and nine-month periods ended September 30, 2005 and 2004, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.

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

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share.  Weighted average shares used in computing basic and diluted EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic EPS	23,787,000	26,475,000	23,787,000	26,477,000
Effect of dilutive securities	206,000	48,000	168,000	75,000
Diluted EPS	23,993,000	26,523,000	23,955,000	26,552,000

Dilutive securities include stock options and unvested restricted stock awards.

For the nine-month period ended September 30, 2005, options to purchase 13,333 shares of common stock were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.  There were no shares of common stock excluded from the computation for the three-month period ended September 30, 2005.  For the three and nine-month periods ended September 30, 2004, options to purchase 296,000 and 281,000 shares of common stock, respectively, were not included in the computation for the same reason.

Accounting for stock-based compensation—The Company has a stock incentive plan which provides for the grant of stock options and/or restricted stock to officers and key employees.  The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue to use the intrinsic value method and based on this method did not record any stock-based compensation expense related to its stock options during the three and nine-month periods ended September 30, 2005 and 2004.  The Company’s restricted stock vests based on continued employment with the Company.  Restricted stock awards result in compensation expense as discussed in NOTE 6 – Stockholders’ Equity.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation related to its stock options and awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings, as reported	$6,195,000	$4,982,000	$16,818,000	$13,874,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	33,000	9,000	94,000	15,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(141,000)	(153,000)	(451,000)	(450,000)
Pro forma net earnings	$6,087,000	$4,838,000	$16,461,000	$13,439,000

Net earnings per common share:
Basic – as reported	$0.26	$0.19	$0.71	$0.52
Basic – pro forma	$0.26	$0.18	$0.69	$0.51

Diluted – as reported	$0.26	$0.19	$0.70	$0.52
Diluted – pro forma	$0.25	$0.18	$0.69	$0.51

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

Fair value of financial instruments—The carrying amount reported in the balance sheet for current assets and current liabilities approximates their fair value because of the short maturity of these instruments.  The carrying value of long-term debt at September 30, 2005 and December 31, 2004 approximates its fair value based on the interest rates available on similar borrowings.

Reclassifications—Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation.  These reclassifications had no effect on consolidated financial condition, results of operations or cash flows.

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

NOTE 4 – Indebtedness

The Company has a $57,500,000 credit facility, as amended effective November 5, 2004, that expires on October 31, 2007.  Interest is based, at the Company’s option, upon (i) LIBOR plus 0.75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) minus 1%.  The terms of the credit facility contain, among others, minimum net worth, interest coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2005, the Company was in compliance with all terms of the facility and there was $40,775,000 outstanding at a weighted average interest rate of 4.62%.  At September 30, 2005, $16,725,000 was available pursuant to the facility.

NOTE 5 – Pension Plans

The Company maintains a non-contributory, tax qualified defined benefit pension plan. All of Gaming & Entertainment’s full time employees are eligible to participate in this qualified pension plan.  Benefits provided by the Gaming & Entertainment qualified pension plan are based on years of service and employees’ remuneration over their term of employment.  Pension costs are funded in accordance with the provisions of the Internal Revenue Code. The Company also maintains a non-qualified, non-contributory defined benefit pension plan for certain employees.  This excess plan provides benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for the Company’s qualified pension plan.

The components of net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$258,000	$282,000	$751,000	$678,000
Interest cost	77,000	58,000	237,000	194,000
Expected return on plan assets	(65,000)	(55,000)	(196,000)	(169,000)
Recognized net actuarial loss	6,000	4,000	20,000	28,000
Amortization of prior service cost	3,000	3,000	7,000	7,000
	$279,000	$292,000	$819,000	$738,000

The Company expects to contribute $599,000 to its pension plans in 2005, of which $356,000 and $599,000 was contributed during the three and nine-month periods ended September 30, 2005, respectively.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation
Balance at December 31, 2004	$936,000	$1,448,000	$35,764,000	$35,156,000	$(534,000)
Net earnings	—	—	—	16,818,000	—
Dividends paid, $0.18 per share	—	—	—	(4,303,000)	—
Issuance of restricted stock awards, net of forfeitures	6,000	—	714,000	—	(720,000)
Amortization of deferred compensation, net of forfeitures	—	—	—	—	159,000
Conversion of Class A common stock to common stock	57,000	(57,000)	—	—	—
Other	—	—	(21,000)	—	—
Balance at September 30, 2005	$999,000	$1,391,000	$36,457,000	$47,671,000	$(1,095,000)

On October 26, 2005, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.06 per share.  The dividend is payable on December 10, 2005 to shareholders of record at the close of business on November 10, 2005.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  No purchases of the Company’s equity securities were made during the nine months ended September 30, 2005.  During the three and nine months ended September 30, 2004, the Company purchased and retired 50,400 shares of its outstanding common stock at an average purchase price of $9.94 per share, not including nominal brokerage commissions.  At September 30, 2005, the Company had remaining repurchase authority of 1,779,155 shares.

The Company has a stock incentive plan which provides for the grant of up to 1,500,000 shares of stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  The restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  During the nine months ended September 30, 2005, the Company granted 65,000 shares of restricted stock to certain officers and key employees at a fair-market value of $12.91 per share on the grant date and 10,000 shares were forfeited.  The aggregate market value of the restricted stock at the date of issuance has been recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized on a straight-line basis over the six-year service period. As of September 30, 2005, there were 697,252 shares available for granting options or stock awards.

NOTE 7 - Related Party Transactions

During the three and nine-month periods ended September 30, 2005 and 2004, Gaming & Entertainment allocated costs of $382,000 and $1,233,000, and $364,000 and $957,000, respectively, to DVD for certain administrative and operating services.  Additionally, DVD allocated costs of $18,000 and $62,000, and $40,000 and $102,000, respectively, to Gaming & Entertainment for the three and nine-month periods ended September 30, 2005 and 2004.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s NASCAR event weekends at Dover International Speedway, Gaming & Entertainment provided certain catering services for which DVD was invoiced $465,000 and $910,000, and $485,000 and $930,000, during the three and nine months ended September 30, 2005 and 2004, respectively.  Additionally, DVD invoiced Gaming & Entertainment $22,000 and $113,000, and $105,000 and $236,000, during the three and nine-month periods ended September 30, 2005 and 2004, respectively, for tickets and other services related to the Dover events.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

The Company’s use of DVD’s 5/8-mile harness racing track is pursuant to an easement granted to the Company by DVD which does not require the payment of any rent. Under the terms of the easement, the Company has exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The harness track is located on property owned by DVD and is on the inside of DVD’s motorsports superspeedway.  The Company’s indoor grandstands are used by DVD at no charge in connection with its motorsports events. DVD also leases its principal office space from the Company.  Various easements and agreements relative to access, utilities and parking have also been entered into between DVD and the Company relative to their respective Dover, Delaware facilities.

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

Mr. Tippie’s voting control with respect to the Company emanates from his direct and indirect holdings of Common Stock and Class A Common Stock, from his status as executor of the estate of John W. Rollins, the Company’s largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with another one of our directors.  As of September 30, 2005, Mr. Tippie has control over approximately 52.0% of the voting power of the Company.

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

NOTE 9 – Subsequent Event

The Company entered into an Agreement of Sale on October 17, 2005 (the “Agreement”) to sell a shopping center which it owns in Dover, Delaware for $12,500,000.  The shopping center consists of approximately 7.7 acres of real property with a one story building of approximately 95,700 square feet, approximately 84% of which is leased to three big box retail tenants.  The remaining approximately 16% of the building will be used by the Company for warehouse space under a lease with the buyer pursuant to which the Company will only be required to pay its share of common area expenses.  Other than the portion of the building to be used by the Company for warehouse space, none of the property is used by the Company in connection with any of its operations.

The Agreement contains customary representations, warranties, covenants and indemnification obligations for a sale of commercial real property and closing of the sale is subject to the completion of customary due diligence to the satisfaction of the buyer and its lenders.

The Company expects to use the net proceeds from the sale to reduce its indebtedness.

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

Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004

Gaming revenues increased by $1,218,000, or 2.4%, to $52,240,000 in the third quarter of 2005, primarily the result of increased play in our casino.

Other operating revenues were $3,832,000 in the third quarter of 2005 as compared to $3,923,000 in the third quarter of 2004.  Concert revenues decreased in the third quarter of 2005 as a result of the Company promoting a large outdoor concert in 2004 that was not promoted in 2005.  Partially offsetting this decrease was an increase in net rooms revenue of $189,000 in the third quarter of 2005 as compared to the third quarter of 2004 primarily due to an increase in cash sales and fewer rooms being provided to customers on a complimentary basis.  Net food and beverage revenues increased $210,000 to $2,531,000 in the third quarter of 2005 from $2,321,000 during the third quarter of 2004 primarily due to an increase in cash sales and fewer food and beverage items being provided to customers on a complimentary basis. Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $3,747,000 and $5,224,000 in the third quarter of 2005 and 2004, respectively.

Gaming expenses decreased by $634,000, or 1.6%, primarily due to the fact that we no longer incur expenses associated with a management agreement with Caesars that expired on December 28, 2004.  During the third quarter of 2004, the Company expensed $1,421,000 pursuant to this agreement.  Partially offsetting this decrease in gaming expenses was an increase in the amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems of $501,000 and $284,000, respectively, reflecting the higher gaming revenues.  Additionally, amounts allocated from the video lottery operation for harness horse racing purses increased from $5,942,000 in the third quarter of 2004 to $6,101,000 in the third quarter of 2005.

Other operating expenses decreased by $802,000, or 19.3%, primarily due to a decrease in concert expenses as a result of the Company promoting fewer shows in the third quarter of 2005 as compared to the third quarter of 2004, including a large outdoor concert promoted in 2004 that was not promoted in 2005.  Partially offsetting this decrease was an increase in expenses related to our food and beverage operations from $2,562,000 in the third quarter of 2004 to $2,773,000 in the third quarter of 2005.  The increase resulted primarily from higher payroll and related employee costs and food costs necessary to support added amenities at the Company’s facility, the increase in food and beverage sales and the addition of higher quality menu items. Additionally, fewer expenses were allocated to the gaming operations through interdepartmental charges in 2005 since a lower percentage of gross revenues represent promotional items provided to gaming customers on a complimentary basis in the third quarter of 2005 as compared to the third quarter of 2004.

General and administrative expenses increased by $123,000 to $1,188,000 from $1,065,000 in the third quarter of 2004 primarily the result of higher wages, benefits and pension costs.

Depreciation expense increased to $1,771,000 in the third quarter of 2005 from $1,691,000 in the third quarter of 2004 primarily due to assets being placed in service related to the continued conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology.

Interest expense increased by $303,000, primarily due to the increase in outstanding borrowings under our credit facility resulting from our self tender in the fourth quarter of 2004 and an increase in the Company’s average interest rate from 2.38% during the third quarter of 2004 to 4.40% during the third quarter of 2005.

The Company’s effective income tax rate was 40.7% for the quarters ended September 30, 2005 and 2004.

Net earnings were $6,195,000 in the third quarter of 2005 as compared to $4,982,000 in the third quarter of 2004.  The increase of $1,213,000, or 24.3%, was primarily due to the improved results for our gaming operations that resulted from an increase in slot win during the quarter, the elimination of the Caesars’ management fee and a decrease in other operating expenses, partially offset by increased general and administrative and interest expenses.

Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004

Gaming revenues increased by $6,838,000, or 4.7%, to $152,128,000 in the first nine months of 2005, primarily the result of increased play in our casino.  During the first quarter of 2004, we added 500 new video lottery (slot) machines which increased our average number of machines from 2,410 in the first nine months of 2004 to 2,500 in the first nine months of 2005.

Other operating revenues were $10,709,000 in the first nine months of 2005 as compared to $10,742,000 in the first nine months of 2004.  Concert revenues decreased as a result of the Company promoting fewer shows in the first nine months of 2005 as compared to the first nine months of 2004, including a large outdoor concert promoted in 2004 that was not promoted in 2005.  Partially offsetting this decrease was an increase in net rooms revenue of $367,000 in the first nine months of 2005 as compared to the first nine months of 2004 primarily due to an increase in cash sales and fewer rooms being provided to customers on a complimentary basis.  Net food and beverage revenues increased $262,000 to $7,320,000 during the first nine months of 2005 from $7,058,000 in the first nine months of 2004 primarily due to higher casino attendance. Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $11,549,000 and $15,153,000 in the first nine months of 2005 and 2004, respectively.

Gaming expenses increased by $385,000, reflecting the higher gaming revenues.  Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $2,923,000 and $763,000, respectively. Amounts allocated from the video lottery operation for harness horse racing purses increased from $16,674,000 in the first nine months of 2004 to $17,547,000 in the first nine months of 2005.  These increases in gaming expenses were partially offset by the fact that we no longer incur expenses associated with a management agreement with Caesars that expired on December 28, 2004.  During the first nine months of 2004, the Company expensed $3,851,000 pursuant to this agreement.

Other operating expenses increased by $167,000, or 1.7%.  Expenses related to our food and beverage operations were $8,286,000 in the first nine months of 2005 as compared to $7,185,000 in the first nine months of 2004.  The increase resulted primarily from higher payroll and related employee costs and food costs necessary to support added amenities at the Company’s facility, the increase in food and beverage sales and the addition of higher quality menu items. Additionally, fewer expenses were allocated to the gaming operations through interdepartmental charges in 2005 since a lower percentage of gross revenues represent promotional items provided to gaming customers on a complimentary basis in the first nine months of 2005 as compared to the first nine months of 2004.  Partially offsetting these increases was a decrease in concert expenses as a result of the Company promoting fewer shows in the first nine months of 2005 as compared to the first nine months of 2004, including a large outdoor concert promoted in 2004 that was not promoted in 2005.

General and administrative expenses increased by $226,000 to $3,536,000 from $3,310,000 in the first nine months of 2004 primarily the result of higher wages and benefits and pension costs and increased audit expenses related to the Company’s compliance with the Sarbanes-Oxley Act of 2002.

Depreciation expense increased to $5,240,000 in the first nine months of 2005 from $5,081,000 the first nine months of 2004 primarily due to assets being placed in service related to the continued conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology.

Interest expense increased by $888,000, primarily due to the increase in outstanding borrowings under our credit facility resulting from our self tender in the fourth quarter of 2004 and an increase in the Company’s average interest rate from 2.13% during the first nine months of 2004 to 3.95% during the first nine months of 2005.

The Company’s effective income tax rate was 40.7% for the nine months ended September 30, 2005 and 2004.

Net earnings were $16,818,000 in the first nine months of 2005 as compared to $13,874,000 in the first nine months of 2004.  The increase of $2,944,000, or 21.2%, was primarily due to the improved results for our gaming operations that resulted from an increase in slot win and the elimination of the Caesars’ management fee, partially offset by increased other operating, general and administrative, depreciation and interest expenses.

Liquidity and Capital Resources

Net cash provided by operating activities was $19,178,000 for the nine months ended September 30, 2005 compared to $18,096,000 for the nine months ended September 30, 2004.  The increase was primarily due to the increase in net earnings from $13,874,000 for the nine months ended September 30, 2004 to $16,818,000 for the nine months ended September 30, 2005.  This increase was partially offset by the timing of income tax payments and amounts retained by the State of Delaware, increased contributions to our pension plan and the timing of certain payments to other vendors.

Net cash used in investing activities was $3,944,000 for the nine months ended September 30, 2005 compared to $5,038,000 for the nine months ended September 30, 2004.  Capital expenditures for the first nine months of 2005 related primarily to the continued conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology, payments related to our customer management and slot data system and the addition of new harness track lighting.  Capital expenditures for the first nine months of 2004 related primarily to the construction of 11,000 additional square feet of gaming space to accommodate the installation of 500 then newly authorized video lottery (slot) machines within our existing casino complex and the purchase of the new customer management and slot data system.

Net cash used in financing activities was $15,499,000 for the nine months ended September 30, 2005 compared to $12,239,000 for the nine months ended September 30, 2004.  The increase in net cash used in financing activities in 2005 compared to 2004 was due to higher net repayments of borrowings under our credit facility in the first nine months of 2005.  The Company paid $4,303,000 and $4,509,000 in regular quarterly cash dividends during the nine months ended September 30, 2005 and 2004, respectively.

On October 26, 2005, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.06 per share.  The dividend is payable on December 10, 2005 to shareholders of record at the close of business on November 10, 2005.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  No purchases were made during the nine months ended September 30, 2005.  During the nine month months ended September 30, 2004, the Company purchased and retired 50,400 shares of its outstanding common stock at an average purchase price of $9.94 per share, not including nominal brokerage commissions.  At September 30, 2005, the Company had remaining repurchase authority of 1,779,155 shares.

Based on current business conditions, the Company expects to make additional capital expenditures of approximately $2,000,000 through December 31, 2005.  These expenditures primarily relate to casino renovations, harness track lighting and the continued conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology.  Additionally, the Company expects to contribute $599,000 to its pension plans in 2005, all of which was contributed during the nine months ended September 30, 2005.

The Company is exploring the possibility of an expansion to the Dover Downs Hotel and Conference Center and has hired architects, engineers and other professionals to prepare drawings and cost estimates.  The total cost of this preliminary work is estimated at $1,750,000 and is expected to be completed in the first quarter of 2006.

Since our video lottery (slot) machine casino opened in 1995, we had been party to a management agreement with Caesars, under which Caesars was our agent to supervise, manage and operate our video lottery (slot) machine casino. Effective December 28, 2004, that management agreement expired and we opted not to renew the agreement.  As a result, we are no longer required to pay to Caesars a management fee.  During the year ended December 31, 2004, although we remained contractually obligated to pay a management fee to Caesars, Caesars did not have any of its personnel physically assigned to our facility and we did not rely on any Caesars personnel, systems or procedures in connection with our operations.  We have not and do not expect to incur any material costs to replace functions for which Caesars had responsibility under this agreement. Caesars’ performance-based fees were $3,851,000 for the nine months ended September 30, 2004 and $4,448,000 for the year ended December 31, 2004.

We have a $57,500,000 unsecured revolving line of credit agreement, as amended effective November 5, 2004.  At September 30, 2005, $40,775,000 was outstanding under the facility.  Based on current business trends, we believe that our cash flows from operations and the funds available pursuant to our revolving credit facility will be sufficient to meet our short and long-term cash needs.  Any significant expansion of our gaming facility that we may decide to undertake, any significant acquisitions, or any material adverse change in our operations could cause the need for additional financing.  The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends the Company’s Board of Directors may declare.  We expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

The Company entered into an Agreement of Sale on October 17, 2005 to sell a shopping center which it owns in Dover, Delaware for $12,500,000.  The shopping center consists of approximately 7.7 acres of real property with a one story building of approximately 95,700 square feet, approximately 84% of which is leased to three big box retail tenants.  The remaining approximately 16% of the building will be used by Dover Downs for warehouse space under a lease with the buyer pursuant to which Dover Downs will only be required to pay its share of common area expenses.  Other than the portion of the building to be used by the Company for warehouse space, none of the property is used by the Company in connection with any of its operations.

The Agreement contains customary representations, warranties, covenants and indemnification obligations for a sale of commercial real property and closing of the sale is subject to the completion of customary due diligence to the satisfaction of the buyer and its lenders.

The Company expects to use the net proceeds from the sale to reduce its indebtedness.

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

Points Program

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  Prior to December 2004, the points could be redeemed for various services and merchandise throughout the gaming facility; however, they were not redeemable for cash or casino play.  Effective December 2004, the Company changed its policy relating to its point loyalty program to allow points earned by customers to be redeemed for cash under certain circumstances.  As a result, all points earned by customers are now expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $2,612,000 and $2,678,000, respectively, at September 30, 2005 and December 31, 2004, the Company estimates a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

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

Various risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to differ materially from those set forth in our forward-looking statements, including the following factors:

•                     success of any expansion to or renovation of our existing facilities or changes in our growth strategies;

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors.  The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  For example, in 2005, the Maryland Senate passed a bill providing for various gaming venues for the third straight year and for the third straight year could not reach any consensus with the Maryland House. Accordingly, no legislation was passed and none is likely this year as the Maryland legislature is out of session for the remainder of the year. Approximately 70% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will have on us, but we estimate that one or more facilities in Pennsylvania may begin operations in the latter half of 2006.  Pennsylvania will have one of the highest effective tax rates on slot machine gaming in the country and will charge an up front $50,000,000 license fee to the horse racing and casino venues that are granted a gaming license.  Management has estimated that slot win from Pennsylvania patrons represents approximately 6% of our total slot win.

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

Item 3.      Quantitative And Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $40,775,000 at September 30, 2005 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at September 30, 2005 would cause a change in total annual interest costs of $408,000. The carrying values of these borrowings approximate their fair values at September 30, 2005.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of September 30, 2005, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2005 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

Part II – Other Information

Item 1.      Legal Proceedings

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a serious negative effect on our financial condition, cash flows or profitability.

Item 2.      Unregistered Sales Of Equity Securities and Use Of Proceeds

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to

acquire any specific number of shares and may be suspended at any time.   No purchases of the Company’s equity securities were made during the nine months ended September 30, 2005.  At September 30, 2005, the Company had remaining purchase authority of 1,779,155 shares.

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

DATED:	November 4, 2005	Dover Downs Gaming & Entertainment, Inc.
Registrant

		/s/	Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

		/s/	Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and
Chief Financial Officer