Form 10-K
period 2005-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2006-03-09
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

Commission file number  1-16791

Dover Downs Gaming & Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Delaware

51-0414140

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1131 North DuPont Highway, Dover, Delaware  19901

(Address of principal executive offices)

(302) 674-4600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $.10 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $117,875,566 as of June 30, 2005 (the last day of our most recently completed second quarter).

As of February 28, 2006, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	9,681,437 shares
Class A Common Stock -	11,899,687 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 26, 2006 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “the Company,” “Gaming & Entertainment,” “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

Item 1.    Business

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots – a 91,000 square foot video lottery (slot) casino complex; the Dover Downs Hotel – featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races.

Gaming & Entertainment is a public holding company that has two wholly owned subsidiaries: Dover Downs, Inc. and Dover Downs Management Corp. Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness racing operations in 1969. In June of 1994, legislation authorizing video lottery operations in the State of Delaware (the “State”) was adopted. The Company’s video lottery (slot) casino operations began on December 29, 1995. As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) (“DVD”), and became the operating entity for all of DVD’s gaming operations.

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

The Company’s license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain its license to conduct video lottery operations, the Company is required to maintain its harness horse racing license. The Company has received an annual license from the Commission for the past 37 consecutive years and management believes that its relationship with the Commission remains good.

Our entertainment complex is located in Dover, the capital of the State of Delaware. Approximately 70% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia.

Due to the nature of the Company’s business activities, it is subject to various federal, state and local regulations.

Dover Downs Slots

Our video lottery (slot) machine casino opened in December 1995 with approximately 500 video lottery (slot) machines. Due to its popularity, the video lottery (slot) machine casino has expanded four times since its opening and the number of machines has increased steadily to 2,500 (the maximum number allowed by the Director of the Delaware State Lottery Office (the “Lottery Director”)) at December 31, 2005. The most recent expansion occurred in the first quarter of 2004 with the construction of 11,000 additional square feet of gaming space and the installation of 500 machines within the existing casino complex.

Our video lottery (slot) machines range from our popular penny machines to $100 machines in the Premium Slots area and include many popular franchise games found in the country’s major gaming jurisdictions. Additional amenities include the Garden Cafe, which becomes a lounge with live entertainment several nights a week. The Las Vegas style video lottery casino housing the gaming equipment was designed and built using expertise from Caesars World Gaming Development Corporation (“Caesars”), a leader in the gaming industry. Our facilities are open every day of the year, except Christmas and Easter, and were visited by an estimated 3 million patrons in 2005.

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

Since our video lottery (slot) machine casino opened in 1995, we had been party to a management agreement with Caesars, under which Caesars was our agent to supervise, manage and operate our video lottery (slot) machine casino. Effective December 28, 2004, that management agreement expired and we opted not to renew the agreement. As a result, we are no longer required to pay to Caesars a management fee. We have not had and do not expect to incur any material costs to replace functions for which Caesars had responsibility under this agreement.

We use sophisticated database marketing to develop long-term relationships with our patrons and to target promotions to specific customer segments. Our Capital Club, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs. Membership in this club currently stands at approximately 150,000 active patrons. During 2004, we installed a new state-of-the-art customer management and slot data system. This system allows us to market our property more effectively and has allowed for the conversion of a majority of our casino floor to ticket-in, ticket-out (cashless) technology. As of December 31, 2005, we have converted 1,923 of our 2,500 video lottery (slot) machines to ticket-in, ticket-out technology and we expect to have the remainder of our video lottery (slot) machines using the ticket-in/ticket-out technology by the end of 2006.

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

The State of Delaware recently passed legislation which allows the Company to expand its operating hours, add additional slot machines and provide free promotional play through its recently enhanced slots marketing system. The increased operating hours will begin with 24 hour gaming on Friday nights and two additional hours on Saturday nights, and may be expanded in the future. The legislation increased the number of allowable slot machines for each of the three licensed facilities in Delaware from 2,500 to 4,000. Each slot machine in excess of 2,500 will require payment of an annual fee of $1,100 per machine for the first 500 machines added, $700 per machine for the next 500 machines added, and $300 per machine for the last 500 machines added.

Dover Downs Hotel

Our luxury hotel facility, the Dover Downs Hotel, is located adjacent to our casino. The facility was partially opened in the first quarter of 2002 and was completed in April 2002. The hotel includes 232 rooms, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and health spa. Construction that occurred simultaneously with building the hotel included, among other things, building a 425-seat buffet restaurant, renovating the enclosed harness racing grandstand with state-of-the-art simulcasting facilities and building an HVAC plant. This facility has allowed us to offer a wider range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, trade shows and conferences. The facility allows us to attract new patrons and lengthen the stay of current patrons. Since opening the Dover Downs Hotel, we have managed its operations ourselves. In 2005, hotel occupancy averaged almost 94% and the hotel was awarded the AAA Four Diamond Award for the third consecutive year.

The Company is exploring the possibility of an expansion to the Dover Downs Hotel and has hired architects, engineers and other professionals to prepare drawings and cost estimates. The total cost of this preliminary work is estimated at $1,750,000 and is expected to be completed by the end of the first quarter of 2006.

Dover Downs Raceway

Dover Downs Raceway has presented pari-mutuel harness racing events for 37 consecutive years. Live harness races are conducted at Dover Downs Raceway between November and April and are simulcast to tracks and other off-track betting locations across North America on each of the Company’s more than 130 live race dates. Our races currently are transmitted to more than 400 tracks and off-track betting locations. The harness horse racing track is a 5/8-mile track and is lighted for nighttime operations. The track is adjacent to our casino and hotel on land owned by DVD on the inside of DVD’s auto racing superspeedway. Use of the track is pursuant to an easement granted by DVD.

Within our main grandstand is the simulcast parlor where our patrons can wager on harness and thoroughbred races received by satellite into Dover Downs Raceway year round from numerous tracks across North America. Television monitors throughout the parlor area provide views of all races simultaneously and the parlor’s betting windows are connected to a central computer allowing bets to be received on all races from all tracks. Additional amenities include the Winners Circle Restaurant.

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

We have an agreement with the Delaware Standardbred Owner’s Association, Inc. (“DSOA”) effective August 1, 2003 and continuing through July 31, 2007. DSOA’s membership consists of owners, trainers and drivers of harness horses participating in harness race meetings at our facilities and elsewhere in the United States and Canada. The DSOA has been organized and exists for the purpose of promoting the sport of harness racing; improving the lot of owners, drivers and trainers of harness racing horses participating in race meetings; establishing health, welfare and insurance programs for owners, drivers and trainers of harness racing horses; negotiating with harness racing tracks on behalf of owners, trainers, drivers and grooms of harness racing horses; and generally rendering assistance to them whenever and wherever possible. Under the DSOA agreement, we are required to distribute as purses for races conducted at our facilities, a percentage of our retained share of pari-mutuel revenues, depending on the level of the average daily dollar handle.

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

Harness Racing and Pari-Mutuel Wagering

Licensing Requirements. Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission. The Company holds a license from the Commission by which it is authorized to hold harness race meetings on its premises and to make, conduct and sell pools by the use of pari-mutuel machines or totalizators. The license must be renewed on an annual basis. The Commission may reject an application for a license for any cause which it deems sufficient and the action of the Commission is final. The Commission may also suspend or revoke a license which it has issued and its action in that respect is final, subject to review, upon questions of law only, by the Superior Court of the County within which the license was granted. The action of the Commission stands unless and until reversed by the Court. The Company has received an annual license from the Commission for the past 37 consecutive years and management believes that its relationship with the Commission remains good. However, there can be no assurances that the Company will continue to be licensed by the Commission in the future.

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

The Internal Revenue Service (“IRS”), requires operators of casinos located in the United States to file information returns for United States citizens, including names and addresses of winners, for all winnings in excess of stipulated amounts. The IRS also requires operators to withhold taxes on certain winnings.

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

Competition for our hotel varies and consists of local and regional competition. With respect to hotel accommodations only, we compete with a variety of nearby hotels in the Dover area; however, few of these offer the luxury accommodations that we offer. Our hotel is the only hotel in the Dover area, and one of only three hotels in the State, to receive the AAA Four Diamond Award. With respect to trade shows, conferences, concerts and hotel room packages tied to these events or tied to our casino and other gaming offerings, we compete at a regional level with the other gaming operations referred to above and with convention centers and larger hotels in major cities such as Philadelphia, Washington, D.C., Baltimore and Wilmington.

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

Increase The Utilization Of Our Casino

We use a sophisticated database marketing program to develop long-term relationships with our patrons and to target promotions to specific customer segments. Our Capital Club, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs. Membership in this club currently stands at approximately 150,000 active patrons. During 2004, we installed a new state-of-the-art customer management and slot data system. This system allows us to market our property more effectively and has allowed for the conversion of a majority of our casino floor to ticket-in, ticket-out (cashless) technology. As of December 31, 2005, we have converted 1,923 of our 2,500 video lottery (slot) machines to ticket-in, ticket-out technology and we expect to have the remainder of our video lottery (slot) machines using the ticket-in/ticket-out technology by the end of 2006. We expect to increase attendance at both our casino and hotel through effective promotional use of our database and by making improvements to our facilities and gaming offerings based on what we learn from our Capital Club members. For example, we continue to add machines with differing denominations and progressive slot machines with large jackpot sizes because they offer patrons a more exciting gaming experience.

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

The State of Delaware recently passed legislation which allows the Company to expand its operating hours, add additional slot machines and provide free promotional play through its recently enhanced slots marketing system. The increased operating hours will begin with 24 hour gaming on Friday nights and two additional hours on Saturday nights, and may be expanded in the future. The legislation increased the number of allowable slot machines for each of the three licensed facilities in Delaware from 2,500 to 4,000. Each slot machine in excess of 2,500 will require payment of an annual fee of $1,100 per machine for the first 500 machines added, $700 per machine for the next 500 machines added, and $300 per machine for the last 500 machines added. The Company is currently examining its need for additional machines and other amenities.

Capitalize On Our Luxury Hotel

Our luxury hotel facility, the Dover Downs Hotel, is located adjacent to our casino. It is the only hotel in the Dover area, and one of only three hotels in the State, to receive the AAA Four Diamond Award. The facility was partially opened in the first quarter of 2002 and was completed in April 2002. The hotel includes 232 rooms, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and health spa. Construction that occurred simultaneously with building the hotel included, among other things, building a new 425-seat buffet restaurant, renovating the enclosed harness racing grandstand with state-of-the-art simulcasting facilities and building an

HVAC plant. This facility has allowed us to offer a wider range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, trade shows and conferences. The facility allows us to attract new patrons and lengthen the stay of current patrons.

The Company is exploring the possibility of an expansion to the Dover Downs Hotel and has hired architects, engineers and other professionals to prepare drawings and cost estimates. The total cost of this preliminary work is estimated at $1,750,000 and is expected to be completed by the end of the first quarter of 2006.

Increase Wagering On Live Harness Horse Racing Through Increased Purse Levels

With a percentage of video lottery (slot) machine revenues supplementing the purses for the horsemen, we have experienced dramatic increases in the amount of our purses. As of the end of our 2004-2005 season, our average daily purse distribution had increased to approximately $200,000 from $8,000 in 1995. The result is that we continue to attract higher quality horses. We have prestigious events such as our annual “Progress Pace” with an estimated $400,000 purse, an event which attracts the country’s top three-year-old horses. Bettors are attracted to races with larger purses and typically wager more on the higher quality and more predictable horses. We have also completed various upgrades to enhance the harness horse racing facilities, including renovations to the track and grounds, receiving barn and paddock areas and, more recently, our simulcast parlor which has state-of-the-art facilities that allow year round wagering. We continue to focus on improvements that we believe allow us to increase attendance and wagering, including wagering on our events from other tracks and off track wagering facilities that receive our racing signal during our race season.

Seasonality

Gaming & Entertainment’s quarterly operating results are affected by weather and the general economic conditions in the United States. Our quarterly operating results are generally distributed evenly throughout the year. However, the results for any quarter are not necessarily indicative of results to be expected in any future period.

Employees

As of December 31, 2005, Gaming & Entertainment had approximately 778 full-time employees and 144 part-time employees. We engage temporary personnel to assist during our live harness racing season. None of our employees are party to a collective bargaining agreement and we believe that our relationship with our employees is good.

Available Information

We file annual, quarterly and current reports, information statements and other information with the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

Item 1A.  Risk Factors

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, “Factors That May Affect Operating Results; Forward-Looking Statements,” beginning on page 21.

Item 1B.  Unresolved Staff Comments

We have not received any written comments that were issued more than 180 days before December 31, 2005, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.           Properties

We own our principal executive office located in Dover, Delaware; Dover Downs Slots—our 91,000 square foot casino; the Dover Downs Hotel—featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and the Dover Downs Raceway—indoor grandstands, betting and simulcasting parlors, all of which are located at our entertainment complex situated on approximately 69 acres of land owned by us.

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

Part II

Item 5.           Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Gaming & Entertainment’s common stock is listed on the New York Stock Exchange under the ticker symbol “DDE.”  Gaming & Entertainment Class A common stock is not publicly traded but is freely convertible into Gaming & Entertainment common stock at any time at the option of the holder thereof. As of February 28, 2006, there were 9,681,437 shares of common stock and 11,899,687 shares of Class A common stock outstanding. There were 1,044 holders of record for common stock and 15 holders of record for Class A common stock.

The high and low sales prices for the Company’s common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2005 and 2004 are detailed in the following table.

Quarter Ended:	High	Low	Dividends Declared
December 31, 2005	$14.45	$11.96	$0.06
September 30, 2005	$15.14	$13.00	$0.06
June 30, 2005	$13.80	$11.51	$0.06
March 31, 2005	$14.58	$11.60	$0.06

December 31, 2004	$13.10	$9.38	$0.06
September 30, 2004	$11.29	$8.86	$0.06
June 30, 2004	$11.99	$10.50	$0.06
March 31, 2004	$11.05	$9.40	$0.05

Equity Compensation Plan Information

The Company has a stock incentive plan which provides for the grant of up to 1,500,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards. Refer to NOTE 8—Stockholders’ Equity of the consolidated financial statements included elsewhere in this Form 10-K for further discussion. Securities authorized for issuance under equity compensation plans at December 31, 2005 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	684,256	$10.32	697,252

Equity compensation plans not approved by security holders	—	—	—
Total	684,256	$10.32	697,252

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. At December 31, 2005, the Company had remaining repurchase authority of 1,779,155 shares.

On December 19, 2005, the Company commenced a tender offer to purchase up to 1,063,937 shares of its common stock and up to 1,325,468 shares of its Class A common stock at a fixed price of $14.50 per share. The offer expired on January 19, 2006. The Company purchased 1,063,937 shares of its common stock and 1,325,000 shares of its Class A common stock for $35,006,000, including expenses, in connection with the tender offer.

Item 6.    Selected Financial Data

The following table summarizes certain selected consolidated financial data of Gaming & Entertainment, which has been derived from its consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. This information set forth below should be read in conjunction with management’s discussion and analysis of financial condition and results of operations, the consolidated financial statements and the notes thereto, included elsewhere in this document.

Five Year Selected Financial Data

	Years Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statement of Earnings Data (in thousands, except per share data):
Revenues:
Gaming	$202,372	$193,922	$175,023	$193,723	$175,065
Other operating	14,480	13,822	13,809	12,752	6,228
	216,852	207,744	188,832	206,475	181,293
Less – non-recurring gaming charge (a)	—	448	—	—	—
	216,852	207,296	188,832	206,475	181,293
Expenses:
Gaming	151,973	152,725	138,423	148,817	132,587
Non-recurring gaming charge (a)	—	1,802	—	—	—
Other operating	13,167	13,013	9,899	10,351	5,205
General and administrative	4,765	4,603	4,317	5,061	4,676
Depreciation	6,998	6,791	6,287	5,176	2,211
	176,903	178,934	158,926	169,405	144,679
Operating earnings	39,949	28,362	29,906	37,070	36,614
Gain on sale of shopping center (b)	5,837	—	—	—	—
Interest expense, net	(1,875)	(762)	(842)	(903)	(1,020)
Earnings before income taxes	43,911	27,600	29,064	36,167	35,594
Income taxes	17,871	11,219	11,827	14,725	14,499
Net earnings	$26,040	$16,381	$17,237	$21,442	$21,095

					(unaudited)
Net earnings per common share (c) :
Basic	$1.09	$0.62	$0.65	$0.80	$0.79
Diluted	$1.09	$0.62	$0.65	$0.80	$0.79

Dividends declared per common share	$0.24	$0.23	$0.20	$0.125

Selected Consolidated Operating Data (unaudited):
Avg. number of slot machines	2,500	2,432	2,000	2,000	2,000
Casino square footage	91,000	91,000	80,000	80,000	80,000

	December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data (in thousands):
Working capital (deficit)	$9,216	$8,505	$8,917	$7,117	$(3,173)
Total assets	153,461	160,300	152,159	152,506	135,650
Long-term debt (b)	24,075	51,950	31,225	40,890	—
Total stockholders’ equity (d)	93,270	72,770	94,975	84,439	102,653

(a)   Effective December 2004, the Company changed its policy relating to its point loyalty program to allow points earned by customers to be redeemed for cash under certain circumstances. As a result, the Company recorded a non-recurring charge of $2,250,000 ($1,338,000 after income tax benefit) in the fourth quarter of 2004 to record the net impact of the program change. The estimated amount of points redeemable for cash was recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise was recorded as gaming expense.

(b)   On December 28, 2005, the Company’s wholly-owned subsidiary, Dover Downs, Inc., closed on the sale of a shopping center it owned in Dover, Delaware. The shopping center consisted of approximately 7.7 acres of real property with a one-story building of approximately 95,700 square feet. The sales price was $12,450,000 and the Company recognized a gain on the sale of $5,837,000 ($3,461,000 after income taxes). The proceeds from the sale were used to pay down outstanding amounts on the Company’s credit facility.

(c)   Net earnings per common share information for periods prior to April 1, 2002, the day after the effective date of the spin-off from DVD, was calculated using the pro forma average outstanding common shares and Class A common shares for Gaming & Entertainment. The pro forma average outstanding common shares and Class A common shares were derived from DVD’s common shares and Class A common shares outstanding for the periods presented using the distribution ratio of 0.7 shares of Gaming & Entertainment common stock and Class A common stock for each share of DVD common stock and Class A common stock, respectively. Outstanding stock options of Gaming & Entertainment were calculated assuming the stock options related to each individual who became a Gaming & Entertainment employee or both a DVD and a Gaming & Entertainment employee subsequent to the spin-off were outstanding Gaming & Entertainment options during each period presented.

(d)   On April 1, 2002 in connection with our spin-off from DVD, Gaming & Entertainment paid down $45 million of the amounts outstanding under DVD’s credit facility. This payment was recorded as a charge to stockholders’ equity.

On November 10, 2004, the Company commenced a tender offer to purchase up to 1,040,421 shares of its common stock and up to 1,607,506 shares of its Class A common stock at a fixed price of $12.00 per share. The offer expired on December 10, 2004. The Company purchased 1,040,421 shares of its common stock and 1,600,000 shares of its Class A common stock for $32,045,000, including expenses, in connection with the tender offer.

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is based upon and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots – a 91,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel – featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races.

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

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

Gaming revenues increased by $8,450,000, or 4.4%, to $202,372,000 in 2005, primarily the result of increased play in our casino. During the first quarter of 2004, we added 500 new video lottery (slot) machines which increased our average number of machines from 2,432 in 2004 to 2,500 in 2005.

Other operating revenues were $14,480,000 in 2005 as compared to $13,822,000 in 2004. Net rooms revenue increased $542,000 in 2005 as compared to 2004 primarily due to an increase in cash sales and fewer rooms being provided to customers on a complimentary basis. Net food and beverage revenues increased $680,000 to $9,778,000 from $9,098,000 in 2004 primarily due to higher casino attendance. Partially offsetting these increases was a decrease in concert revenues as a result of the Company promoting fewer shows in 2005 as compared to 2004, including a large outdoor concert promoted in 2004 that generated revenues of $840,000 which was not promoted in 2005. Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $15,103,000 and $19,973,000 in 2005 and 2004, respectively. The decrease in promotional allowances was primarily due to a decrease in retail room rates. Promotional allowances represented 51% and 59% of gross other operating revenues in 2005 and 2004, respectively.

Gaming expenses decreased by $752,000 primarily due to the fact that we no longer incur expenses associated with a management agreement with Caesars that expired on December 28, 2004. During 2004, the Company expensed $4,448,000 in gaming expenses pursuant to this agreement. Additionally, the Company reduced its marketing and advertising costs in 2005 as compared to 2004. Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $3,279,000 and $979,000, respectively. Amounts allocated from the video lottery operation for harness horse racing purses increased from $22,269,000 in 2004 to $23,292,000 in 2005. These expenses increased as a result of our increased slot win.

Other operating expenses increased by $154,000, or 1.2%. Expenses related to our food and beverage operations were $10,999,000 in 2005 as compared to $9,669,000 in 2004. The increase resulted primarily from higher payroll and related employee costs and food costs necessary to support added amenities at the Company’s facility, the increase in food and beverage sales and the addition of higher quality menu items. Additionally, fewer expenses were allocated to the gaming operations through interdepartmental charges in 2005 since a lower percentage of gross revenues represent promotional items provided to gaming customers on a complimentary basis as compared to 2004. Partially offsetting these increases was a decrease in concert expenses of $2,599,000 as a result of the Company promoting fewer shows in 2005 as compared to 2004, including a large outdoor concert promoted in 2004 that was not promoted in 2005.

General and administrative expenses increased by $162,000 to $4,765,000 from $4,603,000 in 2004 primarily the result of higher wages and benefits and pension costs.

Depreciation expense increased to $6,998,000 in 2005 from $6,791,000 in 2004 primarily due to assets being placed in service related to the continued conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology.

Interest expense increased by $1,113,000, primarily due to the increase in average outstanding borrowings during the year under our credit facility resulting from our self tender in the fourth quarter of 2004 and an increase in the Company’s average interest rate from 2.33% during 2004 to 4.23% during 2005.

The Company’s effective income tax rates were 40.7% and 40.6% for the years ended December 31, 2005 and 2004, respectively.

Net earnings were $26,040,000 in 2005 as compared to $16,381,000 in 2004, an increase of $9,659,000, or 59.0%.

On December 28, 2005, Dover Downs, Inc. closed on the sale of a shopping center it owned in Dover, Delaware. The shopping center consisted of approximately 7.7 acres of real property with a one-story building of approximately 95,700 square feet. The sales price was $12,450,000 and the Company recognized a gain on the sale of $5,837,000 ($3,461,000 after income taxes). Additionally, effective December 2004, the Company changed its policy relating to its point loyalty program to allow points earned by customers to be redeemed for cash under certain circumstances. As a result, the Company recorded a non-recurring charge of $2,250,000 ($1,338,000 after income tax benefit) in the fourth quarter of 2004 to record the net impact of the program change. The Company believes that excluding the impact of these items will enhance comparative analysis of its results.

The following table reconciles and compares results reported in accordance with Generally Accepted Accounting Principles (“GAAP”) for 2005 and 2004 with results excluding the impact of the sale of the shopping center in 2005 and the change in our point loyalty program in 2004:

	2005	2004
GAAP net earnings	$26,040,000	$16,381,000
Gain on sale of shopping center, net of income taxes of $2,376,000	(3,461,000)	—
Non-recurring charge for points, net of income tax benefit of $912,000	—	1,338,000
Pro forma net earnings	$22,579,000	$17,719,000

GAAP net earnings per common share – diluted	$1.09	$0.62
Gain on sale of shopping center, net of income taxes of $0.10	(0.15)	—
Non-recurring charge for points, net of income tax benefit of $0.03	—	0.05
Pro forma net earnings per common share – diluted	$0.94	$0.67

Excluding the gain on sale of the shopping center in 2005 and the net, non-recurring charge for the 2004 change in our point loyalty program, pro forma net earnings in 2005 increased $4,860,000, or 27.4%, to $22,579,000 compared to 2004 pro forma net earnings of $17,719,000. The increase was primarily due to the improved results for our gaming operations that resulted from an increase in slot win and the elimination of the Caesars’ management fee, partially offset by increased general and administrative, depreciation and interest expenses.

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

Other operating revenues were $13,822,000 and $13,809,000 in 2004 and 2003, respectively. Net food and beverage revenues increased by $922,000 to $9,098,000 from $8,176,000 in 2003, primarily due to an increase in cash sales and a reduction in the amount of complimentary beverages being offered to patrons. Additionally, the Company promoted an outdoor concert for the first time in 2004 that generated revenues of $840,000. Partially offsetting these increases was the receipt of $1,300,000 in 2003 related to the settlement of a business interruption insurance claim and a decrease in net rooms revenue due to the change in the Company’s marketing efforts which focused on providing a higher percentage of its hotel rooms to customers on a complimentary basis. Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $19,973,000 and $18,667,000 in 2004 and 2003, respectively.

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

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity. Prior to December 2004, the points could be redeemed for various services and merchandise throughout the gaming facility; however, they were not redeemable for cash or casino play. Effective December 2004, the Company changed its policy relating to its point loyalty program to allow points earned by customers to be redeemed for cash under certain circumstances. As a result, the Company recorded a non-recurring charge of $2,250,000 ($1,338,000 after income tax benefit) in the fourth quarter of 2004 to record the net impact of the program change. The estimated amount of points redeemable for cash was recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise was recorded as gaming expense. All reward points earned by customers are now expensed in the period earned. Additionally, net earnings for 2003 included proceeds of $1,300,000 ($771,000 after income taxes) relating to the settlement of a business interruption insurance claim. The Company believes that excluding the impact of these items will enhance comparative analysis of its results.

The following table reconciles and compares results reported in accordance with GAAP for 2004 and 2003 with results excluding the impact of the change in our point loyalty program in 2004 and receipt of insurance proceeds in 2003:

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

Liquidity and Capital Resources

Net cash provided by operating activities was $29,521,000 for the year ended December 31, 2005 compared to $27,807,000 for the year ended December 31, 2004. The increase was primarily due to the increase in net earnings before gain on sale of shopping center and non-recurring charges (which did not require the use of cash) from $17,719,000 in 2004 to $22,579,000 in 2005, and the timing of payments to vendors. The increase in earnings was partially offset by increased contributions to our pension plan and income tax payments.

Net cash provided by investing activities was $6,406,000 for the year ended December 31, 2005 compared to net cash used in investing activities of $6,329,000 for the year ended December 31, 2004. Proceeds from the sale of a shopping center owned by Dover Downs, Inc., net of transaction costs, were $11,918,000 for the year ended December 31, 2005. Capital expenditures for 2005 related primarily to the continued conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology, payments related to our customer management and slot data system and the addition of new harness track lighting. Capital expenditures for 2004 related primarily to the construction of 11,000 additional square feet of gaming space to accommodate the installation of 500 then newly authorized video lottery (slot) machines within our existing casino complex and the purchase of the new customer management and slot data system.

Net cash used in financing activities was $33,629,000 for the year ended December 31, 2005 compared to $17,928,000 for the year ended December 31, 2004. The increase in net cash used in financing activities in 2005 compared to 2004 was due to higher net repayments of borrowings under our credit facility in 2005. These net repayments in 2005 were higher than in 2004 primarily because of the use of $11,918,000 of proceeds from the sale of a shopping center owned by the Company to repay our credit facility and the fact that during 2004, the Company repurchased 2,691,321 shares of its outstanding common stock and Class A common stock for $32,555,000 using the credit facility and the Company paid down a portion of these borrowings during 2005 using cash from operations. The Company paid $5,737,000 and $6,098,000 in regular quarterly cash dividends during 2005 and 2004, respectively.

On January 25, 2006, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.06 per share. The dividend is payable on March 10, 2006 to shareholders of record at the close of business on February 10, 2006.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. No purchases were made during the year ended December 31, 2005. During the year ended December 31, 2004, the Company purchased and retired 50,900 shares of its outstanding common stock pursuant to this plan at an average purchase price of $9.95 per share, not including nominal brokerage commissions. At December 31, 2005, the Company had remaining repurchase authority of 1,779,155 shares.

Based on current business conditions, the Company expects to make capital expenditures of approximately $4,500,000 during 2006, not including the $1,625,000 discussed below, or any additional amounts, related to the possible hotel expansion. These expenditures primarily relate to casino renovations, improvements in our food & beverage departments and the continued conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology. Additionally, the Company expects to contribute approximately $1,000,000 to its pension plans in 2006.

On December 15, 2005, the Company’s Board of Directors authorized the Company to commence a tender offer to purchase up to 1,063,937 shares of its common stock and up to 1,325,468 shares of its Class A common stock at a fixed price of $14.50 per share. The offer commenced on December 19, 2005 and expired at 5:00 P.M., eastern standard time, on January 19, 2006. The Company purchased 1,063,937 shares of its common stock and 1,325,000 shares of its Class A common stock for $35,006,000, including expenses, in connection with the tender offer. The tender offer was funded with borrowings on the Company’s unsecured revolving line of credit.

The Company is exploring the possibility of an expansion to the Dover Downs Hotel and has hired architects, engineers and other professionals to prepare drawings and cost estimates. The total cost of this preliminary work is estimated at $1,750,000, of which approximately $125,000 was paid as of December 31, 2005, and is expected to be completed by the end of the first quarter of 2006.

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

We have a $70,000,000 unsecured revolving line of credit agreement, as amended effective December 14, 2005. At December 31, 2005, $24,075,000 was outstanding under the facility. Based on current business trends, we believe that our cash flows from operations and the funds available pursuant to our revolving credit facility will be sufficient to meet our short and long-term cash needs. Any significant expansion of our hotel or gaming facility that we may decide to undertake, any significant acquisitions, or any material adverse change in our operations could cause the need for additional financing. The Company expects that its net cash flows from operating activities and funds available from its credit facility will be sufficient to provide for its working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends the Company’s Board of Directors may declare. We expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

The introduction or expansion of gaming in and around our market area could have a material adverse effect on our cash flows and results of operations. See Part I, Item 1 – Business included elsewhere in this Annual Report on Form 10-K for further discussion.

Contractual Obligations

At December 31, 2005, the Company had the following contractual obligations:

		Payments Due by Period
	Total	2006	2007 – 2008	2009 – 2010	Thereafter
Notes payable to banks	$24,075,000	$—	$24,075,000	$—	$—
Purchase obligation	1,625,000	1,625,000	—	—	—
	$25,700,000	$1,625,000	$24,075,000	$—	$—

We have a $70,000,000 unsecured revolving line of credit agreement. At December 31, 2005, $24,075,000 was outstanding under the facility.

At December 31, 2005, we have a purchase obligation related to the possible expansion of the Dover Downs Hotel. The Company has hired architects, engineers and other professionals to prepare drawings and cost estimates. The total cost of this preliminary work is estimated at $1,750,000, of which approximately $125,000 was paid as of December 31, 2005, and is expected to be completed by the end of the first quarter of 2006.

Related Party Transactions

See NOTE 9 – Related Party Transactions of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a full description of related party transactions.

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

Points Program

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity. Prior to December 2004, the points could be redeemed for various services and merchandise throughout the gaming facility; however, they were not redeemable for cash or casino play. Effective December 2004, the Company changed its policy relating to its point loyalty program to allow points earned by customers to be redeemed for cash under certain circumstances. As a result, all points earned by customers are now expensed in the period they are earned. The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $2,289,000 and $2,678,000, respectively, at December 31, 2005 and 2004, the Company estimates a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed. We use historical data to estimate those amounts.

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

Recent Accounting Pronouncements

See NOTE 2—Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities. We cannot be certain that we will maintain our market share or compete more effectively with our competitors. The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations. From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability. For example, in 2005, the Maryland Senate passed a bill providing for various gaming venues for the third straight year and for the third straight year could not reach any consensus with the Maryland House. Accordingly, no legislation was passed. Approximately 70% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia. In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state. It is difficult for us to predict the effect that such legislation will have on us, but we estimate that one or more facilities in Pennsylvania may begin operations in the latter half of 2006. Pennsylvania will have one of the highest effective tax rates on slot machine gaming in the country and will charge an up front $50,000,000 license fee to the horse racing and casino venues that are granted a gaming license. Management has estimated that slot win from Pennsylvania patrons represents approximately 6% of our total slot win.

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

Item 7A. Quantitative And Qualitative Disclosure About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $24,075,000 at December 31, 2005 under our revolving credit facility. A change in interest rates of one percent on the balance outstanding at December 31, 2005 would cause a change in total annual interest costs of $241,000. The carrying values of these borrowings approximate their fair values at December 31, 2005.

Item 8.    Financial Statements And Supplementary Data

Gaming & Entertainment’s consolidated financial statements and the Report of Independent Registered Public Accounting Firm included in this report are shown on the Index to Consolidated Financial Statements on page 31.

Item 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2005, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation, management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(c)), that Dover Downs Gaming & Entertainment, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Dover Downs Gaming & Entertainment, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Dover Downs Gaming & Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania

March 9, 2006

Item 9B. Other Information

None.

Part III

Item 10.    Directors And Executive Officers Of The Registrant

Except as presented below, biographical information relating to the Company’s directors and executive officers, information regarding the Company’s audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2006.

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

Executive Officers of the Registrant. As of December 31, 2005, the executive officers of the registrant were:

Name	Position	Age	Term of Office

Denis McGlynn	President and Chief Executive Officer	60	11/79 to date

Edward J. Sutor	Executive Vice President and Chief Operating Officer	56	3/99 to date

Timothy R. Horne	Sr. Vice President-Finance, Treasurer and Chief Financial Officer	39	11/96 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	46	7/99 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer of the Company. Mr. Tippie has served the Company in that capacity, or as Vice Chairman of the Board, for over 9 years. Mr. Tippie also serves as Chairman of the Board to DVD as a non-employee director.

Denis McGlynn has served as the Company’s President and CEO for 26 years. Mr. McGlynn also serves as President and Chief Executive Officer to DVD.

Edward J. Sutor joined the Company in March 1999. Prior to joining the Company, Mr. Sutor served as Senior Vice President of Finance at Caesars Atlantic City from 1983 until 1999. Mr. Sutor previously served as Executive Vice President to DVD, a position he held from 1999 to 2002.

Timothy R. Horne joined the Company in November 1996. Mr. Horne previously served as Vice President-Finance and Chief Financial Officer to DVD, a position he held for over 5 years.

Klaus M. Belohoubek has been Vice President-General Counsel and Secretary since 1999 and has provided legal representation to the Company in various capacities since 1990. Mr. Belohoubek also serves as Sr. Vice President-General Counsel and Secretary to DVD.

Item 11.    Executive Compensation

The information called for by this Item 11 is incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2006.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2006.

Item 13. Certain Relationships And Related Transactions

The information called for by this Item 13 is incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2006.

Item 14. Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to the Gaming & Entertainment Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2006.

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

10.6

Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, dated as of January 15, 2002 (incorporated herein by reference to Exhibit 10.10 to the Form 10 filed on January 16, 2002, which was declared effective on March 7, 2002).

10.7

Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of March 25, 2002 (incorporated herein by reference to Exhibit 10.6 to the Form 10-Q filed on May 10, 2002).

10.8

Amended and Restated Guaranty and Suretyship Agreement by and between Dover Downs, Inc. and Wilmington Trust Company, as agent, dated as of March 25, 2002 (incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed on May 10, 2002).

10.9

Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of August 12, 2002 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 4, 2002).

10.10

Second Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of February 19, 2004 (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 9, 2004).

10.11

Third Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of November 5, 2004 (incorporated herein by reference to Exhibit 10.14 to the Form 10-K filed on March 10, 2005).

10.12

Fourth Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of December 14, 2005 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on December 16, 2005).

10.13

Amended and Restated Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Denis McGlynn dated February 13, 2006 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on February 17, 2006).

10.14

Amended and Restated Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Edward J. Sutor dated February 13, 2006 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on February 17, 2006).

10.15

Amended and Restated Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Timothy R. Horne dated February 13, 2006 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on February 17, 2006).

10.16

Amended and Restated Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Klaus M. Belohoubek dated February 13, 2006 (incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed on February 17, 2006).

10.17

Amended and Restated Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Patrick J. Bagley dated February 13, 2006 (incorporated herein by reference to Exhibit 10.5 to the Form 8-K filed on February 17, 2006).

10.18

Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed on August 6, 2004).

10.19	Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on March 29, 2004).

10.20

Form of Incentive Stock Option Agreement Used with Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2004).

10.21

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

DATED:	March 9, 2006	Dover Downs Gaming & Entertainment, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Timothy R. Horne	Sr. Vice President-Finance,	March 9, 2006
Timothy R. Horne	Treasurer and Chief Financial Officer

/s/ Henry B. Tippie	Chairman of the Board	March 9, 2006
Henry B. Tippie

/s/ Kenneth K. Chalmers	Director and Chairman	March 9, 2006
Kenneth K. Chalmers	of the Audit Committee

/s/ R. Randall Rollins	Director	March 9, 2006
R. Randall Rollins

/s/ Patrick J. Bagley	Director	March 9, 2006
Patrick J. Bagley

/s/ John W. Rollins, Jr.	Director	March 9, 2006
John W. Rollins, Jr.

/s/ Jeffrey W. Rollins	Director	March 9, 2006
Jeffrey W. Rollins

STATEMENT OF MANAGEMENT RESPONSIBILITY

Dover Downs Gaming & Entertainment, Inc. and subsidiaries’ (the “Company”) management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information included in the Company’s 2005 Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.

The Company’s management also is responsible for establishing and maintaining a system of internal controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization. The system is regularly monitored by direct management review and by internal auditors who conduct an extensive program of audits throughout the Company. The Director of Internal Audit reports directly to the Audit Committee of the Board of Directors. We have confidence in our financial reporting, the underlying system of internal controls, and our people, who are objective in their responsibilities and operate under the Company’s Code of Business Conduct and with the highest level of ethical standards. These standards are a key element of the Company’s control system.

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation, management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

The Audit Committee of the Board of Directors, which is comprised entirely of independent directors, has direct and private access to and meets regularly with management, the internal auditors and the independent registered public accounting firm to review accounting, reporting, auditing and internal control matters.

/s/ Denis McGlynn	/s/ Timothy R. Horne
Denis McGlynn	Timothy R. Horne
President and Chief Executive	Sr. Vice President – Finance,
Officer and Director	Treasurer and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dover Downs Gaming & Entertainment, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania

March 9, 2006

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF EARNINGS

AND COMPREHENSIVE EARNINGS

	Years ended December 31,
	2005	2004	2003
Revenues:
Gaming	$202,372,000	$193,922,000	$175,023,000
Other operating	14,480,000	13,822,000	13,809,000
	216,852,000	207,744,000	188,832,000
Less – non-recurring gaming charge	—	448,000	—
	216,852,000	207,296,000	188,832,000
Expenses:
Gaming	151,973,000	152,725,000	138,423,000
Non-recurring gaming charge	—	1,802,000	—
Other operating	13,167,000	13,013,000	9,899,000
General and administrative	4,765,000	4,603,000	4,317,000
Depreciation	6,998,000	6,791,000	6,287,000
	176,903,000	178,934,000	158,926,000

Operating earnings	39,949,000	28,362,000	29,906,000

Gain on sale of shopping center	5,837,000	—	—
Interest expense	(1,875,000)	(762,000)	(842,000)

Earnings before income taxes	43,911,000	27,600,000	29,064,000

Income taxes	17,871,000	11,219,000	11,827,000

Net earnings	26,040,000	16,381,000	17,237,000

Change in minimum pension liability	—	—	127,000

Comprehensive earnings	$26,040,000	$16,381,000	$17,364,000

Net earnings per common share (Note 2):
Basic	$1.09	$0.62	$0.65
Diluted	$1.09	$0.62	$0.65

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2005	2004
ASSETS
Current assets:
Cash	$19,986,000	$17,688,000
Accounts receivable	3,805,000	2,919,000
Due from State of Delaware	9,100,000	10,080,000
Inventories	1,955,000	2,147,000
Prepaid expenses and other	2,000,000	2,220,000
Receivable from Dover Motorsports, Inc.	15,000	2,000
Deferred income taxes	2,067,000	2,168,000
Total current assets	38,928,000	37,224,000

Property and equipment, net	114,533,000	123,076,000
Total assets	$153,461,000	$160,300,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,814,000	$6,801,000
Purses due horsemen	8,332,000	9,082,000
Accrued liabilities	12,748,000	11,990,000
Income taxes payable	3,706,000	651,000
Deferred revenue	112,000	195,000
Total current liabilities	29,712,000	28,719,000

Notes payable to banks	24,075,000	51,950,000
Deferred income taxes	6,404,000	6,861,000

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 10,639,874 and 9,363,791, respectively	1,064,000	936,000
Class A common stock, $.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 13,254,687 and 14,475,059, respectively	1,326,000	1,448,000
Additional paid-in capital	36,461,000	35,764,000
Retained earnings	55,459,000	35,156,000
Deferred compensation	(1,040,000)	(534,000)
Total stockholders’ equity	93,270,000	72,770,000
Total liabilities and stockholders’ equity	$153,461,000	$160,300,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
Operating activities:
Net earnings	$26,040,000	$16,381,000	$17,237,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,998,000	6,791,000	6,287,000
Amortization of credit facility origination fees	41,000	62,000	31,000
Amortization of deferred compensation	214,000	67,000	—
Deferred income taxes	(356,000)	165,000	1,116,000
Gain on sale of shopping ceneter	(5,837,000)	—	—
Changes in assets and liabilities:
Accounts receivable	(886,000)	(1,005,000)	1,077,000
Due from State of Delaware	980,000	(1,410,000)	954,000
Inventories	192,000	(346,000)	(647,000)
Prepaid expenses and other	(40,000)	132,000	(1,068,000)
Receivable from/payable to Dover Motorsports, Inc	(13,000)	(98,000)	371,000
Accounts payable	(792,000)	(909,000)	(575,000)
Purses due horsemen	(750,000)	1,125,000	(1,709,000)
Accrued liabilities	758,000	5,975,000	62,000
Income taxes payable/receivable	3,055,000	943,000	912,000
Deferred revenue	(83,000)	(66,000)	130,000
Net cash provided by operating activities	29,521,000	27,807,000	24,178,000

Investing activities:
Capital expenditures	(5,512,000)	(6,329,000)	(6,383,000)
Proceeds from sale of shopping center, net	11,918,000	—	—
Net cash provided by (used in) investing activities	6,406,000	(6,329,000)	(6,383,000)

Financing activities:
Borrowings from notes payable to banks	169,109,000	226,905,000	158,480,000
Repayments of notes payable to banks	(196,984,000)	(206,180,000)	(168,145,000)
Dividends paid	(5,737,000)	(6,098,000)	(5,305,000)
Repurchase of common stock	—	(32,555,000)	(1,523,000)
Proceeds from stock options exercised	4,000	—	—
Other	(21,000)	—	—
Net cash used in financing activities	(33,629,000)	(17,928,000)	(16,493,000)

Net increase in cash	2,298,000	3,550,000	1,302,000
Cash, beginning of year	17,688,000	14,138,000	12,836,000
Cash, end of year	$19,986,000	$17,688,000	$14,138,000

Supplemental information:
Interest paid	$1,894,000	$650,000	$980,000
Income taxes paid	$15,172,000	$10,112,000	$10,325,000

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

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots – a 91,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel – featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races.

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

The Company’s license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain its license to conduct video lottery operations, the Company is required to maintain its harness horse racing license. The Company has received an annual license from the Commission for the past 37 consecutive years and management believes that its relationship with the Commission remains good.

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

NOTE 2—Summary of Significant Accounting Policies

Basis of consolidation—The consolidated financial statements include the accounts of Gaming & Entertainment and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Inventories—Inventories, consisting primarily of food and beverage items, are stated at the lower of cost or market with cost being determined on the first-in, first-out basis.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the year ended December 31, 2005, the Company incurred $1,875,000 of interest cost, none of which was capitalized. During the year ended December 31, 2004, the Company incurred $779,000 of interest cost, of which $17,000 was capitalized. During the year ended December 31, 2003, the Company incurred $842,000 of interest cost, none of which was capitalized.

Income taxes—Deferred income taxes are provided in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 109, Accounting for Income Taxes, on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.

Point loyalty program—The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity. Prior to December 2004, the points could be redeemed for various services and merchandise throughout the gaming facility; however, they were not redeemable for cash or casino play. Effective December 2004, the Company changed its policy relating to its point loyalty program to allow points earned by customers to be redeemed for cash under certain circumstances. As a result, the Company recorded a non-recurring charge of $2,250,000 in the fourth quarter of 2004 to record the net impact of the program change. All reward points earned by customers are now expensed in the period they are earned. The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $2,289,000 and $2,678,000, respectively, at December 31, 2005 and 2004, the Company estimates a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed. We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering. Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income. Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $15,103,000, $19,973,000 and $18,667,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.

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

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with FASB Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:

	Years ended December 31,
	2005	2004	2003
Basic EPS	23,787,000	26,339,000	26,511,000
Effect of dilutive securities	166,000	75,000	26,000
Diluted EPS	23,953,000	26,414,000	26,537,000

Dilutive securities include stock options and unvested restricted stock awards.

For the years ended December 31, 2005, 2004 and 2003, options to purchase 15,000, 280,180 and 667,960 shares of common stock, respectively, were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.

Accounting for stock-based compensation—The Company has a stock incentive plan which provides for the grant of stock options and/or restricted stock to officers and key employees. The Company accounts for stock options in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. Statement No. 123 defines a fair-value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue to use the intrinsic value method and based on this method did not record any stock-based compensation expense related to its stock options during the years ended December 31, 2005, 2004 and 2003. The Company’s restricted stock vests based on continued employment with the Company. Restricted stock awards result in compensation expense as discussed in NOTE 8 – Stockholders’ Equity.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123 to stock-based employee compensation related to its stock options and awards:

	Years ended December 31,
	2005	2004	2003
Net earnings, as reported	$26,040,000	$16,381,000	$17,237,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	127,000	40,000	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(593,000)	(614,000)	(608,000)
Pro forma net earnings	$25,574,000	$15,807,000	$16,629,000

Net earnings per common share:
Basic – as reported	$1.09	$0.62	$0.65
Basic – pro forma	$1.08	$0.60	$0.63

Diluted – as reported	$1.09	$0.62	$0.65
Diluted – pro forma	$1.07	$0.60	$0.63

For disclosure purposes, the Company determined compensation expense for its stock options based upon the fair value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

2003
Risk-free interest rate	3.73%
Volatility	45%
Expected dividend yield	2.10%
Expected life (in years)	7.50

The fair value of restricted stock awards granted during the years ended December 31, 2005 and 2004 was $12.91 and $11.62 per share, respectively. No stock options were granted during the years ended December 31, 2005 and 2004. The weighted-average fair value of options granted during the year ended December 31, 2003 was $4.02.

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

Fair value of financial instruments—The carrying amounts reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments. The carrying value of long-term debt at December 31, 2005 and 2004 approximates its fair value based on the interest rates available on similar borrowings.

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

Recent accounting pronouncements—In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of an error correction by restating previously issued financial statements is also addressed by the statement. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of Statement No. 154 to have an impact on our consolidated results of operations or financial condition.

In December 2004, the FASB issued Statement No. 123 (Revised 2004) Share-Based Payment. Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. It will require companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. The statement eliminates the intrinsic value-based method prescribed by APB Opinion No. 25 and related interpretations that the Company currently uses. The Company would have been required to adopt Statement No. 123R beginning in the third quarter of 2005; however, on April 14, 2005 the United States Securities and Exchange Commission (“SEC”) announced that adoption of Statement No. 123R would be delayed until the first quarter of 2006 for calendar year companies. The Company has estimated that its earnings per diluted share will be negatively impacted by approximately $0.02 in 2006 as a result of applying the various provisions of Statement No. 123R.

NOTE 3—Property and Equipment

Property and equipment consists of the following as of December 31:

	2005	2004
Land	$780,000	$1,842,000
Casino facility	32,153,000	32,014,000
Hotel facility	65,648,000	65,602,000
Harness racing facilities	9,284,000	7,977,000
General facilities	9,783,000	14,856,000
Furniture, fixtures and equipment	36,355,000	34,304,000
Construction in progress	529,000	499,000
	154,532,000	157,094,000
Less accumulated depreciation	(39,999,000)	(34,018,000)
	$114,533,000	$123,076,000

Depreciation expense was $6,998,000, $6,791,000 and $6,287,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

On December 28, 2005, the Company’s wholly owned subsidiary, Dover Downs, Inc., closed on the sale of a shopping center it owned in Dover, Delaware. The shopping center consisted of approximately 7.7 acres of real property with a one-story building of approximately 95,700 square feet. The sales price was $12,450,000 and the Company recognized a gain on the sale of $5,837,000.

At December 31, 2004, the Company had a $1,195,000 purchase obligation related to the installation of a state-of-the-art customer management and slot data system. Installation was completed in the first quarter of 2004, though payments for the system extended into 2005. Capital expenditures and the change in accounts payable in the Company’s consolidated statement of cash flows for the year ended December 31, 2004 have been adjusted accordingly.

NOTE 4—Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2005	2004
Point loyalty program	$2,289,000	$2,678,000
Payroll and related items	2,569,000	1,874,000
Win due to Delaware State Lottery Office	5,009,000	3,559,000
Pension	1,706,000	1,603,000
Other	1,175,000	2,276,000
	$12,748,000	$11,990,000

NOTE 5—Indebtedness

The Company has a $70,000,000 credit facility, as amended effective December 14, 2005, that expires on January 1, 2008. Interest is based, at the Company’s option, upon (i) LIBOR plus 0.75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) minus 1%. The terms of the credit facility contain, among others, minimum net worth, interest coverage and maximum leverage covenant requirements. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements. The facility is for seasonal funding needs, capital improvements and other general corporate purposes. At December 31, 2005, the Company was in compliance with all terms of the facility and there was $24,075,000 outstanding at a weighted average interest rate of 5.32%. At December 31, 2005, $45,925,000 was available pursuant to the facility.

On December 19, 2005, the Company commenced a tender offer to purchase up to 1,063,937 shares of its common stock and up to 1,325,468 shares of its Class A common stock at a fixed price of $14.50 per share. The offer expired on January 19, 2006. The Company purchased 1,063,937 shares of its common stock and 1,325,000 shares of its Class A common stock for $35,006,000, including expenses, in connection with the tender offer. The tender offer was funded with borrowings on the Company’s unsecured revolving line of credit.

NOTE 6—Income Taxes

The current and deferred income tax provisions are as follows:

	Years ended December 31,
	2005	2004	2003
Current:
Federal	$14,326,000	$8,691,000	$8,450,000
State	3,901,000	2,363,000	2,261,000
	18,227,000	11,054,000	10,711,000
Deferred:
Federal	(280,000)	127,000	849,000
State	(76,000)	38,000	267,000
	(356,000)	165,000	1,116,000
Total income taxes	$17,871,000	$11,219,000	$11,827,000

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2005	2004	2003
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.7%	5.7%	5.7%
Other	—%	(0.1)%	—%
Effective income tax rate	40.7%	40.6%	40.7%

The components of deferred income tax assets and liabilities are as follows as of December 31:

	2005	2004
Deferred income tax assets:
Point loyalty program	$931,000	$1,089,000
Accrued expenses	1,067,000	1,026,000
Other	89,000	103,000
Total deferred income tax assets	2,087,000	2,218,000

Deferred income tax liabilities:
Depreciation – property and equipment	(6,424,000)	(6,911,000)
Total deferred income tax liabilities	(6,424,000)	(6,911,000)

Net deferred income tax liabilities	$(4,337,000)	$(4,693,000)

Amounts recognized in the consolidated balance sheet:
Current deferred income tax assets	$2,067,000	$2,168,000
Noncurrent deferred income tax liabilities	(6,404,000)	(6,861,000)
	$(4,337,000)	$(4,693,000)

Prior to the spin-off from DVD, the Company was included as part of DVD’s consolidated federal income tax return; however, the income tax expense presented in the consolidated financial statements for the periods prior to the spin-off was computed on a separate return basis. The Company and DVD have entered into a Tax Sharing Agreement to reflect each company’s rights and obligations relating to payments and refunds of taxes that are attributable to periods beginning before and including the date of the spin-off described in NOTE 1—Business

Operations. The agreement provides for payments between the companies to reflect tax liabilities that may arise before, after and because of the spin-off.

For the year ended December 31, 2003, DVD reported a net operating loss for federal income tax purposes. The loss was carried back to 2001, a period prior to the spin-off, which generated an alternative minimum tax credit carryforward, a portion of which was required to be paid to DVD under the Tax Sharing Agreement; therefore, during the fourth quarter of 2003 Gaming & Entertainment recorded a $330,000 payable to DVD for the Company’s portion of the carryforward. Gaming & Entertainment paid the amount in the first quarter of 2004.

NOTE 7—Pension Plans

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

The following table sets forth the plans’ funded status and amounts recognized in the Company’s consolidated balance sheet as of December 31:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$5,307,000	$4,305,000
Service cost	1,014,000	895,000
Interest cost	315,000	258,000
Actuarial loss (gain)	609,000	(151,000)
Benefits paid	(38,000)	—
Other	(152,000)	—
Benefit obligation at end of year	7,055,000	5,307,000

Change in plan assets:
Fair value of plan assets at beginning of year	2,747,000	2,297,000
Actual gain on plan assets	239,000	150,000
Employer contribution	999,000	300,000
Benefits paid	(38,000)	—
Other	(152,000)	—
Fair value of plan assets at end of year	3,795,000	2,747,000

Unfunded status	(3,260,000)	(2,560,000)
Unrecognized net loss	1,495,000	889,000
Unrecognized prior service cost	59,000	68,000
Net amount recognized	$(1,706,000)	$(1,603,000)

The liabilities recognized in the Company’s consolidated balance sheet as of December 31, 2005 and 2004 were $1,706,000 and $1,603,000, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $7,055,000, $5,483,000 and $3,795,000 respectively, as of December 31, 2005, and $5,307,000, $4,048,000 and $2,747,000, respectively, as of December 31, 2004.

The Company plans to contribute approximately $1,000,000 to its pension plans in 2006.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

2006	$89,000
2007	$114,000
2008	$137,000
2009	$167,000
2010	$204,000
2011-2015	$2,272,000

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

The components of net periodic pension cost are as follows:

	Years ended December 31,
	2005	2004	2003
Service cost	$1,014,000	$895,000	$714,000
Interest cost	315,000	258,000	206,000
Expected return on plan assets	(260,000)	(225,000)	(146,000)
Recognized net actuarial loss	25,000	35,000	51,000
Amortization of prior service cost	9,000	9,000	9,000
	$1,103,000	$972,000	$834,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2005, 2004 and 2003, and the actuarial value of the projected benefit obligation at December 31, 2005 and 2004 (the measurement dates) for the Company’s pension plans are as follows:

	Net Periodic Pension Cost			Projected Benefit Obligation
	2005	2004	2003	2005	2004
Weighted-average discount rate	6.25%	6.25%	6.50%	5.85%	6.25%
Weighted-average rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	n/a	n/a

For 2005, the Company assumed a long-term rate of return on plan assets of 9%. In developing the 9% expected long-term rate of return assumption, the Company reviewed asset class return expectations and long-term inflation assumptions and considered its post spin-off and DVD’s pre spin-off historical compounded return, which was consistent with our long-term rate of return assumption.

The Company’s pension plan asset allocation at December 31, 2005 and 2004, and target allocation for 2006 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2005	2004	2006
Equity securities	63%	76%	70%
Debt securities	22%	23%	20%
Other (money market mutual funds)	15%	1%	10%
Total	100%	100%	100%

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

The Company maintains a defined contribution 401(k) plan which permits participation by substantially all employees. The Company’s matching contributions to the 401(k) plan were approximately $64,000 for the year ended December 31, 2005 and $50,000 for each of the years ended December 31, 2004 and 2003.

NOTE 8—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share data):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation
Balance at December 31, 2002	$1,050	$1,615	$68,960	$12,941	$(127)	$—
Net earnings	—	—	—	17,237	—	—
Dividends paid, $.20 per share	—	—	—	(5,305)	—	—
Change in minimum pension liability, net of income taxes of $88	—	—	—	—	127	—
Repurchase and retirement of common stock	(17)	—	(1,506)	—	—	—
Balance at December 31, 2003	1,033	1,615	67,454	24,873	—	—
Net earnings	—	—	—	16,381	—	—
Dividends paid, $.22 per share	—	—	—	(6,098)	—	—
Issuance of restricted stock awards	5	—	596	—	—	(601)
Amortization of deferred compensation	—	—	—	—	—	67
Conversion of Class A common stock to common stock	7	(7)	—	—	—	—
Repurchase and retirement of common stock	(109)	(160)	(32,286)	—	—	—
Balance at December 31, 2004	936	1,448	35,764	35,156	—	(534)
Net earnings	—	—	—	26,040	—	—
Dividends paid, $.24 per share	—	—	—	(5,737)	—	—
Issuance of restricted stock awards, net of forfeitures	6	—	714	—	—	(720)
Proceeds from stock options exercised	—	—	4	—	—	—
Amortization of deferred compensation, net of forfeitures	—	—	—	—	—	214
Conversion of Class A common stock to common stock	122	(122)	—	—	—	—
Other	—	—	(21)	—	—	—
Balance at December 31, 2005	$1,064	$1,326	$36,461	$55,459	$—	$(1,040)

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

On January 25, 2006, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $.06 per share. The dividend is payable on March 10, 2006 to stockholders of record at the close of business on February 10, 2006.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. No purchases of the Company’s equity securities were made during the year ended December 31, 2005. During the year ended December 31, 2004, Gaming & Entertainment purchased and retired 50,900 shares of its outstanding common stock pursuant to this plan at an average purchase price of $9.95 per share, not including nominal brokerage commissions. During the year ended December 31, 2003, the Company purchased and retired 169,945 shares of its outstanding common stock pursuant to this plan at an average purchase price of $8.90 per share, not including nominal brokerage commissions. At December 31, 2005, the Company had remaining repurchase authority of 1,779,155 shares.

On November 10, 2004, the Company commenced a tender offer to purchase up to 1,040,421 shares of its common stock and up to 1,607,506 shares of its Class A common stock at a fixed price of $12.00 per share. The offer expired on December 10, 2004. The Company purchased 1,040,421 shares of its common stock and 1,600,000 shares of its Class A common stock for $32,045,000, including expenses, in connection with the tender offer.

On December 19, 2005, the Company commenced a tender offer to purchase up to 1,063,937 shares of its common stock and up to 1,325,468 shares of its Class A common stock at a fixed price of $14.50 per share. The offer expired on January 19, 2006. The Company purchased 1,063,937 shares of its common stock and 1,325,000 shares of its Class A common stock for $35,006,000, including expenses, in connection with the tender offer.

The Company has a stock incentive plan which provides for the grant of up to 1,500,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards. Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant. The restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. During the year ended December 31, 2005, the Company granted 65,000 shares of restricted stock to certain officers and key employees at a fair-market value of $12.91 per share on the grant date and 10,000 shares were forfeited. During the year ended December 31, 2004, the Company granted 52,000 shares of restricted stock to certain officers and key employees at a fair-market value of $11.62 per share on the grant date and no shares were forfeited. The aggregate market value of the restricted stock at the date of issuance has been recorded as deferred compensation, a separate component of stockholders’ equity, and is being amortized on a straight-line basis over the six-year service period.

Option activity was as follows:

	December 31,
	2005	2004	2003
Number of options:
Outstanding at beginning of year	757,090	862,360	612,160
Granted	—	—	309,000
Exercised	(711)	—	—
Expired	(72,123)	(105,270)	(58,800)
Outstanding at end of year	684,256	757,090	862,360
Exercisable at end of year	346,970	267,535	254,116
Weighted average exercise price:
Options granted	$—	$—	$9.52
Options exercised	$9.27	$—	$—
Options outstanding	$10.32	$10.32	$10.02
Options exercisable	$10.43	$10.45	$9.24

As of December 31, 2005, 2004 and 2003, there were 697,252, 680,129 and 626,859 shares, respectively, available under the stock incentive plan for granting options or stock awards.

As of December 31, 2005, the range of exercise prices and the weighted average remaining contractual life of outstanding options was $8.98-$13.31 and 3.72 years, respectively.

NOTE 9—Related Party Transactions

During the years ended December 31, 2005, 2004 and 2003, Gaming & Entertainment allocated costs of $1,613,000, $1,241,000 and $1,969,000, respectively, to DVD for certain administrative and operating services. Additionally, DVD allocated costs of $113,000 and $116,000 to Gaming & Entertainment for the years ended December 31, 2005 and 2004, respectively. The allocations were based on an analysis of each company’s share of the costs. In connection with DVD’s 2005, 2004 and 2003 NASCAR event weekends at Dover International Speedway, Gaming & Entertainment provided certain catering services for which DVD was invoiced $938,000, $933,000 and $443,000, respectively. Additionally, DVD invoiced Gaming & Entertainment $113,000, $238,000 and $206,000, respectively, for tickets and other services related to the 2005, 2004 and 2003 Dover events. As of December 31, 2005 and 2004, Gaming & Entertainment’s consolidated balance sheet includes a $15,000 and $2,000 receivable from DVD, respectively, for the aforementioned items. The Company received payment for the $15,000 receivable in the first quarter of 2006. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

For the year ended December 31, 2003, DVD reported a net operating loss for federal income tax purposes. The loss was carried back to 2001, a period prior to the spin-off, which generated an alternative minimum tax credit carryforward, a portion of which was required to be paid to DVD under the Tax Sharing Agreement (see below);

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

In conjunction with the spin-off from DVD, the Company and DVD entered into various agreements that addressed the allocation of assets and liabilities between the two companies and that define the companies’ relationship after the separation. Among these are the Real Property Agreement, the Transition Support Services Agreement and the Tax Sharing Agreement.

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

Mr. Tippie’s voting control with respect to the Company emanates from his direct and indirect holdings of Common Stock and Class A Common Stock, from his status as executor of the estate of John W. Rollins, the Company’s largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with another one of our directors. As of December 31, 2005, Mr. Tippie has control over approximately 55.9% of the voting power of the Company.

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

NOTE 10—Commitments and Contingencies

In May 1995, Dover Downs, Inc., a subsidiary of the Company, entered into a long-term management agreement with Caesars World Gaming Development Corporation (“Caesars”) to act as our agent to manage our video lottery casino for which Caesars was paid a management fee based on the operating results of the casino. Effective December 28, 2004, that management agreement expired and the Company opted not to renew the agreement. These performance-based fees were $4,448,000 and $5,042,000 for the years ended December 31, 2004 and 2003, respectively.

The Company is a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any of these matters is likely to have a serious adverse effect on our results of operations, financial condition or cash flows.

The Company has employment, severance and noncompete agreements with certain of its officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in control of the Company, defined to include a tender offer or the closing of a merger or similar corporate transactions. In the event of such a change in control of the Company and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be approximately $6,029,000.

NOTE 11—Quarterly Results (unaudited)

	March 31	June 30	September 30	December 31 (a)
Year Ended December 31, 2005
Revenues	$52,091,000	$54,674,000	$56,072,000	$54,015,000
Operating earnings	$8,824,000	$9,999,000	$10,941,000	$10,185,000
Net earnings	$4,979,000	$5,644,000	$6,195,000	$9,222,000
Net earnings per share-basic	$0.21	$0.24	$0.26	$0.39
Net earnings per share-diluted	$0.21	$0.24	$0.26	$0.39

Year Ended December 31, 2004
Revenues	$50,560,000	$50,527,000	$54,945,000	$51,264,000
Operating earnings	$7,629,000	$7,686,000	$8,581,000	$4,466,000
Net earnings	$4,434,000	$4,458,000	$4,982,000	$2,507,000
Net earnings per share-basic	$0.17	$0.17	$0.19	$0.10
Net earnings per share-diluted	$0.17	$0.17	$0.19	$0.10

(a)   Included in the Company’s 2005 fourth quarter result is a gain on the sale of a shopping center of $5,837,000.

Included in the Company’s 2004 fourth quarter results is a net, non-recurring charge of $2,250,000 relating to the change in the Company’s point loyalty program.

Per share data amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.