Form 10-Q
period 2006-03-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2006-05-05
CIK 1162556

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

          Large accelerated filer ☐                       Accelerated filer ☒                                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of April 30, 2006, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	9,898,138 shares
Class A Common Stock -	11,699,687 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
In Thousands, Except Per Share Amounts
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Gaming	$55,487	$49,045
Other operating	3,785	3,046
	59,272	52,091
Expenses:
Gaming	41,408	37,301
Other operating	3,345	2,995
General and administrative	1,639	1,254
Depreciation	1,737	1,717
	48,129	43,267

Operating earnings	11,143	8,824

Interest expense	644	427

Earnings before income taxes	10,499	8,397

Income taxes	4,314	3,418

Net earnings	$6,185	$4,979

Net earnings per common share (Note 3):
Basic	$0.28	$0.21
Diluted	$0.28	$0.21

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEET
In Thousands, Except Share and Per Share Amounts
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$19,456	$19,986
Accounts receivable	2,710	3,805
Due from State of Delaware	2,407	9,100
Inventories	1,884	1,955
Prepaid expenses and other	1,535	2,000
Receivable from Dover Motorsports, Inc.	11	15
Deferred income taxes	2,040	2,067
Total current assets	30,043	38,928

Property and equipment, net	117,353	114,533
Total assets	$147,396	$153,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,485	$4,814
Purses due horsemen	2,480	8,332
Accrued liabilities	9,231	12,748
Income taxes payable	5,650	3,706
Deferred revenue	93	112
Total current liabilities	24,939	29,712

Notes payable to banks	52,775	24,075
Deferred income taxes	6,296	6,404

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 9,681,437 and 10,639,874, respectively	968	1,064
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 11,899,687 and 13,254,687, respectively	1,190	1,326
Additional paid-in capital	879	36,461
Retained earnings	60,349	55,459
Deferred compensation	—	(1,040)
Total stockholders’ equity	63,386	93,270
Total liabilities and stockholders’ equity	$147,396	$153,461

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net earnings	$6,185	$4,979
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,737	1,717
Amortization of credit facility origination fees	11	13
Stock-based compensation	196	60
Deferred income taxes	(81)	(132)
Changes in assets and liabilities:
Accounts receivable	1,095	541
Due from State of Delaware	6,693	7,697
Inventories	71	106
Prepaid expenses and other	454	526
Receivable from Dover Motorsports, Inc.	4	(15)
Accounts payable	436	(1,058)
Purses due horsemen	(5,852)	(6,711)
Accrued liabilities	(3,517)	(2,152)
Income taxes payable	1,944	3,405
Deferred revenue	(19)	208
Net cash provided by operating activities	9,357	9,184

Investing activities:
Capital expenditures	(2,322)	(1,498)
Net cash used in investing activities	(2,322)	(1,498)

Financing activities:
Borrowings from notes payable to banks	93,210	41,975
Repayments of notes payable to banks	(64,510)	(47,925)
Dividends paid	(1,295)	(1,435)
Repurchase of common stock	(34,986)	—
Proceeds from stock options exercised	16	—
Other	—	(21)
Net cash used in financing activities	(7,565)	(7,406)

Net (decrease) increase in cash	(530)	280
Cash, beginning of period	19,986	17,688
Cash, end of period	$19,456	$17,968

Supplemental information:
Interest paid	$474	$501
Income taxes paid	$2,451	$145

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 9, 2006. In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - Business Operations

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots — a 91,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel — featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

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

Our entertainment complex is located in Dover, the capital of the State of Delaware. Approximately 66% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia.

Due to the nature of the Company’s business activities, it is subject to various federal, state and local regulations.

NOTE 3 - Summary of Significant Accounting Policies

Basis of consolidation—The consolidated financial statements include the accounts of Gaming & Entertainment and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $41,691,000 and $39,999,000 as of March 31, 2006 and December 31, 2005, respectively.

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

Point loyalty program—The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity. The points may be redeemed for various services and merchandise throughout the gaming facility and for cash under certain circumstances. All reward points earned by customers are expensed in the period they are earned. The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $2,152,000 and $2,289,000, respectively, at March 31, 2006 and December 31, 2005, the Company estimates a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed. We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering. Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income. Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $3,816,000 and $3,874,000 for the three months ended March 31, 2006 and 2005, respectively. The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.

For the video lottery operations, which account for approximately 90% of revenues for all periods presented, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in the Company’s consolidated financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the video lottery operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to the Company as its commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the video lottery (slot) machines and associated computer systems, and (iii) for harness horse racing purses. The Company recognizes revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms, food and beverage sales and other miscellaneous income are recognized at the time the service is provided.

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share. Weighted average shares used in computing basic and diluted EPS are as follows:

	Three Months Ended March 31,
	2006	2005
Basic EPS	21,963,000	23,787,000
Effect of dilutive securities	321,000	160,000
Diluted EPS	22,284,000	23,947,000

Dilutive securities include stock options and nonvested stock awards.

For the three months ended March 31, 2005, options to purchase 20,000 shares of common stock were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period. There were no anti-dilutive securities excluded from diluted EPS for the three months ended March 31, 2006.

Accounting for stock-based compensation—Prior to January 1, 2006, the Company accounted for its stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, pursuant to which the Company recognized compensation expense for its nonvested stock awards over the vesting period equal to the fair market value of the stock on the grant date. The Company was not required to recognize compensation expense related to its stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

Effective January 1, 2006, the Company adopted FASB Statement No. 123 (Revised 2004), Share-Based Payment. Statement No. 123R revises Statement No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25 and related interpretations. Statement No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services. The Company adopted Statement No. 123R using the modified prospective method. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company calculates compensation expense for its stock options based upon the fair value at the grant date using the Black-Scholes option-pricing model. The modified prospective approach does not allow for the restatement of prior period amounts.

The Company recorded total stock-based compensation expense of $196,000 and $60,000 as general and administrative expenses for the three months ended March 31, 2006 and 2005, respectively. Total stock-based compensation expense of $188,000 would have been recorded as general and administrative expenses for the three months ended March 31, 2005, had the Company been subject to reporting under Statement No. 123R during that period. The Company’s earnings before income taxes and net earnings for the three months ended March 31, 2006 were $99,000 lower than they would have been pursuant to the Company’s previous accounting method for stock-based compensation. The Company recorded income tax benefits of $40,000 and $24,000 for the three months ended March 31, 2006 and 2005, respectively, related to its stock-based compensation. The adoption of Statement No. 123R reduced basic earnings per share by $0.01 for the three months ended March 31, 2006. The adoption of Statement No. 123R had no impact on diluted earnings per share or cash flows for the three months ended March 31, 2006.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123R to stock-based employee compensation related to its stock options for the three months ended March 31, 2005:

Net earnings, as reported	$4,979,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	36,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(164,000)
Pro forma net earnings	$4,851,000

Net earnings per common share:
Basic — as reported	$0.21
Basic — pro forma	$0.20

Diluted — as reported	$0.21
Diluted — pro forma	$0.20

The Company has a stock incentive plan which provides for the grant of up to 1,500,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested stock awards. Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant. The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant. The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. As of March 31, 2006, there were 623,252 shares available for granting options or stock awards.

Stock Options

Stock option activity for the three months ended March 31, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	684,256	$10.32
Exercised	(1,500)	$9.17
Outstanding at March 31, 2006	682,756	$10.32	3.48	$7,818,538
Exercisable at March 31, 2006	390,119	$10.32	3.00	$4,466,419

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $13,000. No stock options were exercised during the three months ended March 31, 2005.

Nonvested stock option activity for the three months ended March 31, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	337,286	$4.49
Vested	(44,649)	$4.05
Nonvested at March 31, 2006	292,637	$4.56

The Company recorded compensation expense of $99,000 related to stock options for the three months ended March 31, 2006. As of March 31, 2006, there was $886,000 of total unrecognized compensation cost related to nonvested stock options granted to employees under the Company’s stock incentive plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Nonvested Stock Awards

Nonvested stock activity for the three months ended March 31, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	107,000	$12.34
Granted	75,000	$14.37
Forfeited	(1,000)	$12.91
Nonvested at March 31, 2006	181,000	$13.18

The aggregate market value of the nonvested stock at the date of issuance is being amortized on a straight-line basis over the six-year service period. The Company recorded compensation expense of $97,000 related to nonvested stock awards for the three months ended March 31, 2006. As of March 31, 2006, there was $2,008,000 of total deferred compensation cost related to nonvested stock awards granted to employees under the Company’s stock incentive plan. That cost is expected to be recognized over a weighted-average period of 5 years.

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

Fair value of financial instruments—The carrying amounts reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments. The carrying value of long-term debt at March 31, 2006 and December 31, 2005 approximates its fair value based on the interest rates available on similar borrowings.

NOTE 4 - Indebtedness

The Company had a $70,000,000 credit facility under an amended and restated credit agreement with Wilmington Trust Company dated March 25, 2002, as amended (the “Credit Agreement”) that was to expire on January 1, 2008. Interest was based, at the Company’s option, upon (i) LIBOR plus 0.75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) minus 1%. At March 31, 2006, the Company was in compliance with all terms of the facility and there was $52,775,000 outstanding at a weighted average interest rate of 5.6%. At March 31, 2006, $17,225,000 was available pursuant to the facility.

On April 18, 2006, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Credit Agreement. The purpose of the Fifth Amendment is to provide the financing necessary for the proposed expansion of our hotel that was announced by the Company on March 16, 2006. The credit facility continues to be available for seasonal funding needs, other capital improvements and general corporate purposes and contains, among others, minimum net worth, interest coverage and maximum leverage covenant requirements. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements.

The Fifth Amendment extends the term of our Credit Agreement until April 17, 2011, increases our unsecured revolving line of credit from $70,000,000 to $105,000,000 and modifies pricing and certain covenants under the Credit Agreement. Under the Fifth Amendment, interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 75 and 125 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points depending on the leverage ratio.

NOTE 5 - Pension Plans

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

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2006	2005
Service cost	$280,000	$236,000
Interest cost	99,000	83,000
Expected return on plan assets	(80,000)	(67,000)
Recognized net actuarial loss	9,000	8,000
Amortization of prior service cost	2,000	2,000
	$310,000	$262,000

The Company expects to contribute approximately $1,000,000 to its pension plans in 2006, of which $275,000 was contributed during the three months ended March 31, 2006.

NOTE 6 - Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation
Balance at December 31, 2005	$1,064,000	$1,326,000	$36,461,000	$55,459,000	$(1,040,000)
Reclassification of deferred compensation upon adoption of Statement No. 123R	—	—	(1,040,000)	—	1,040,000
Net earnings	—	—	—	6,185,000	—
Dividends paid, $0.06 per share	—	—	—	(1,295,000)	—
Repurchase and retirement of common stock	(106,000)	(133,000)	(34,747,000)	—	—
Proceeds from stock options exercised	—	—	16,000	—	—
Issuance of nonvested stock awards, net of forfeitures	7,000	—	(7,000)	—	—
Stock-based compensation	—	—	196,000	—	—
Conversion of Class A common stock to common stock	3,000	(3,000)	—	—	—
Balance at March 31, 2006	$968,000	$1,190,000	$879,000	$60,349,000	$—

On April 26, 2006, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.06 per share. The dividend is payable on June 10, 2006 to shareholders of record at the close of business on May 10, 2006.

On April 26, 2006, the Company’s Board of Directors approved a three-for-two split of both classes of its common stock. The split will be effected in the form of a stock dividend by issuing one additional share of common stock for every two shares of common stock held. The additional shares of common stock will be distributed on June 15, 2006 to shareholders of record at the close of business on May 10, 2006. No fractional shares will be issued. Shareholders will be paid cash in lieu of any fractional shares.

The stock split will increase the number of shares of common stock and Class A common stock outstanding from 9,682,437 shares to approximately 14,523,656 shares and 11,899,687 shares to approximately 17,849,531 shares, respectively, as of March 31, 2006. The pro forma earnings per share, giving retroactive effect to the stock split, are as follows:

	Three Months Ended March 31,
	2006	2005
Net earnings per common share:
Basic — as reported	$0.28	$0.21
Basic — pro forma after stock split	$0.19	$0.14

Diluted — as reported	$0.28	$0.21
Diluted — pro forma after stock split	$0.19	$0.14

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. No purchases of the Company’s equity securities were made pursuant to this authorization during the three months ended March 31, 2006 and 2005. At March 31, 2006, the Company had remaining repurchase authority of 1,779,155 shares.

On December 19, 2005, the Company’s Board of Directors authorized the Company to commence a tender offer to purchase up to 1,063,937 shares of its common stock and up to 1,325,468 shares of its Class A common stock at a fixed price of $14.50 per share. The offer expired on January 19, 2006. The Company purchased 1,063,937 shares of its common stock and 1,325,000 shares of its Class A common stock for $34,986,000, including expenses, in connection with the tender offer.

NOTE 7 - Related Party Transactions

During the three months ended March 31, 2006 and 2005, Gaming & Entertainment allocated costs of $419,000 and $477,000, respectively, to DVD for certain administrative and operating services. Additionally, DVD allocated costs of $26,000 and $24,000 to Gaming & Entertainment for the three months ended March 31, 2006 and 2005, respectively. The allocations were based on an analysis of each company’s share of the costs. In connection with DVD’s June 2005 NASCAR event weekend at Dover International Speedway, DVD invoiced Gaming & Entertainment $60,000 during the three months ended March 31, 2005 for tickets and other services related to the event. As of March 31, 2006, Gaming & Entertainment’s consolidated balance sheet includes an $11,000 receivable from DVD for the aforementioned items. The Company received payment for the $11,000 receivable in the second quarter of 2006. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Mr. Tippie’s voting control with respect to the Company emanates from his direct and indirect holdings of Common Stock and Class A Common Stock, from his status as executor of the estate of John W. Rollins, the Company’s largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with another one of our directors. As of March 31, 2006, Mr. Tippie has control over approximately 51.9% of the voting power of the Company.

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

NOTE 8 - Commitments and Contingencies

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

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots — a 91,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel — featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

Approximately 90% of the Company’s revenue is derived from video lottery (slot) machine win (as defined below). Several factors contribute to the video lottery (slot) machine win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the Company’s market,

•                  The quantity and types of slot machines available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels, and

•                  Marketing programs.

The Company believes that it holds a strong position in each of these areas. Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a 2 hour drive. According to the 2000 United States Census, approximately 32.8 million people live within 150 miles of the complex. There are significant barriers to entry related to the gaming business in Delaware, such as the statutory limitation of gaming licenses to the three existing horse racing facilities. The Company’s property, designed and developed with the assistance of Caesars World Gaming Development Corporation, is similar to properties found in the country’s largest gaming markets. The Company offers the only luxury hotel in the Delaware gaming market, providing a strong marketing tool, especially to higher-end players. The Company also utilizes its recently improved slot marketing system to allow for the most efficient marketing programs and the highest levels of customer service.

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

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

Gaming revenues increased by $6,442,000, or 13.1%, to $55,487,000 in the first quarter of 2006, primarily the result of increased play in our casino.

Other operating revenues were $3,785,000 in the first quarter of 2006 as compared to $3,046,000 in the first quarter of 2005. Net rooms revenue increased $135,000 in the first quarter of 2006 as compared to the first quarter of 2005 primarily due to an increase in cash sales and fewer rooms being provided to customers on a complimentary basis. Net food and beverage revenues increased $517,000 to $2,592,000 from $2,075,000 in the first quarter of 2005 primarily due to an increase in our banquet business. Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $3,816,000 and $3,874,000 in the first quarter of 2006 and 2005, respectively. Promotional allowances represented 50.2% and 56.0% of gross other operating revenues in the first quarter of 2006 and 2005, respectively.

Gaming expenses increased by $4,107,000, or 11.0%, reflecting the higher gaming revenues. Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $2,241,000 and $542,000, respectively. Additionally, amounts allocated from the video lottery operation for harness horse racing purses increased from $5,540,000 in the first quarter of 2005 to $6,235,000 in the first quarter of 2006. The remainder of the increase in gaming expenses was primarily due to higher promotional and harness racing expenses.

Other operating expenses increased by $350,000, or 11.7%. Expenses related to our food and beverage operations were $2,789,000 in the first quarter of 2006 as compared to $2,529,000 in the first quarter of 2005. The increase resulted primarily from the increase in food and beverage sales.

General and administrative expenses increased by $385,000 to $1,639,000 from $1,254,000 in the first quarter of 2005 primarily the result of stock-based compensation expense from the adoption of FASB Statement No. 123R effective January 1, 2006, higher wages and benefits costs, increased legal fees and the write-off of office expansion costs.

Depreciation expense remained consistent at $1,737,000 in the first quarter of 2006 as compared to $1,717,000 in the first quarter of 2005.

Interest expense increased by $217,000, primarily due to an increase in the Company’s average interest rate from 3.46% during the first quarter of 2005 to 5.47% during the first quarter of 2006.

The Company’s effective income tax rates were 41.1% and 40.7% for the quarters ended March 31, 2006 and 2005, respectively. The increase in the effective rate for the first quarter of 2006 was due to the non-deductibility of stock-based compensation expense recorded as a result of adopting FASB Statement No. 123R.

Net earnings were $6,185,000 in the first quarter of 2006 as compared to $4,979,000 in the first quarter of 2005. The increase of $1,206,000, or 24.2%, was primarily due to the improved results for our gaming operations that resulted from an increase in slot win during the quarter, as well as improvements in other operations, partially offset by increased general and administrative expenses and interest expense.

Liquidity and Capital Resources

Net cash provided by operating activities was $9,357,000 for the three months ended March 31, 2006 compared to $9,184,000 for the three months ended March 31, 2005. The increase was primarily due to the increase in net earnings from $4,979,000 in the first quarter of 2005 to $6,185,000 in the first quarter of 2006 and the timing of receipts from the State of Delaware related to our lottery commission. These increases were partially offset by increased income tax payments.

Net cash used in investing activities was $2,322,000 for the three months ended March 31, 2006 compared to $1,498,000 for the three months ended March 31, 2005. Capital expenditures for the first three months of 2006 related primarily to engineering and architectural work for the Dover Downs Hotel expansion and the renovation of the heating and cooling systems for the entire facility. Capital expenditures for the first three months of 2005 related primarily to the conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology.

Net cash used in financing activities was $7,565,000 for the three months ended March 31, 2006 compared to $7,406,000 for the three months ended March 31, 2005. The Company had net borrowings of $28,700,000 during the first quarter of 2006 primarily to fund stock repurchases of $34,986,000. The Company had net repayments of $5,950,000 during the first quarter of 2005. The Company paid $1,295,000 and $1,435,000 in regular quarterly cash dividends during the first quarter of 2006 and 2005, respectively.

On April 26, 2006, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.06 per share. The dividend is payable on June 10, 2006 to shareholders of record at the close of business on May 10, 2006.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. No purchases were made pursuant to this authorization during the three months ended March 31, 2006 and 2005. At March 31, 2006, the Company had remaining repurchase authority of 1,779,155 shares.

Based on current business conditions, the Company expects to make additional capital expenditures of approximately $6,200,000 through December 31, 2006, not including any amounts related to the hotel expansion. These expenditures primarily relate to casino renovations and improvements in our food & beverage departments. On March 16, 2006, the Company announced an expansion plan that will more than double the number of hotel rooms and add a luxurious 8,000-square-foot spa to the Dover Downs Hotel & Casino. The estimated cost of the expansion is $52,000,000, of which approximately one-half will be paid in 2006. Construction is expected to begin in the second quarter of 2006 and be completed in the fall of 2007. Additionally, the Company expects to contribute approximately $1,000,000 to its pension plans in 2006, of which $275,000 was contributed during the three months ended March 31, 2006.

On December 15, 2005, the Company’s Board of Directors authorized the Company to commence a tender offer to purchase up to 1,063,937 shares of its common stock and up to 1,325,468 shares of its Class A common stock at a fixed price of $14.50 per share. The offer commenced on December 19, 2005 and expired on January 19, 2006. The Company purchased 1,063,937 shares of its common stock and 1,325,000 shares of its Class A common stock for $34,986,000, including expenses, in connection with the tender offer. The tender offer was funded with borrowings on the Company’s unsecured revolving line of credit.

The Company had a $70,000,000 credit facility under an amended and restated credit agreement with Wilmington Trust Company dated March 25, 2002, as amended (the “Credit Agreement”) that was to expire on January 1, 2008. Interest was based, at the Company’s option, upon (i) LIBOR plus 0.75% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) minus 1%. At March 31, 2006, the Company was in compliance with all terms of the facility and there was $52,775,000 outstanding at a weighted average interest rate of 5.6%. At March 31, 2006, $17,225,000 was available pursuant to the facility.

On April 18, 2006, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Credit Agreement. The purpose of the Fifth Amendment is to provide the financing necessary for the proposed expansion of our hotel that was announced by the Company on March 16, 2006. The credit facility continues to be available for seasonal funding needs, other capital improvements and general corporate purposes and contains, among others, minimum net worth, interest coverage and maximum leverage covenant requirements. Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements.

The Fifth Amendment extends the term of our Credit Agreement until April 17, 2011, increases our unsecured revolving line of credit from $70,000,000 to $105,000,000 and modifies pricing and certain covenants under the Credit Agreement. Under the Fifth Amendment, interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 75 and 125 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points depending on the leverage ratio.

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

Related Party Transactions

See NOTE 7 — Related Party Transactions of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a full description of related party transactions.

Critical Accounting Policies

The accounting policies described below are those considered critical by the Company in preparing its consolidated financial statements and/or include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used.

Points Program

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity. The points may be redeemed for various services and merchandise throughout the gaming facility and for cash under certain circumstances. All reward points earned by customers are expensed in the period they are earned. The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $2,152,000 and $2,289,000, respectively, at March 31, 2006 and December 31, 2005, the Company estimates a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed. We use historical data to estimate those amounts.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities. We cannot be certain that we will maintain our market share or compete more effectively with our competitors. The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations. From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability. For example, in 2005, the Maryland Senate passed a bill providing for various gaming venues for the third straight year and for the third straight year could not reach any consensus with the Maryland House. Accordingly, no legislation was passed. Approximately 66% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia. In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state. It is difficult for us to predict the effect that such legislation will have on us, but we estimate that one or more facilities in Pennsylvania may begin operations in the latter half of 2006. Pennsylvania will have one of the highest effective tax rates on slot machine gaming in the country and will charge an up front $50,000,000 license fee to the horse racing and casino venues that are granted a gaming license. Management has estimated that slot win from Pennsylvania patrons represents approximately 5% of our total slot win.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $52,775,000 at March 31, 2006 under our revolving credit facility. A change in interest rates of one percent on the balance outstanding at March 31, 2006 would cause a change in total annual interest costs of $528,000. The carrying values of these borrowings approximate their fair values at March 31, 2006.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2006, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.            Legal Proceedings

We are a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a serious negative effect on our financial condition, cash flows or profitability.

Item 1A.         Risk Factors

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, “Factors That May Affect Operating Results; Forward-Looking Statements,” beginning on page 16.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchases of equity securities for the three months ended March 31, 2006 (the average price paid per share does not include associated expenses):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	2,388,937	$14.50	2,388,937	1,779,155
February 1, 2006 – February 28, 2006	—	—	—	1,779,155
March 1, 2006 – March 31, 2006	—	—	—	1,779,155
Total	2,388,937	$14.50	2,388,937	1,779,155

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. No purchases were made pursuant to this authorization during the three months ended March 31, 2006. At March 31, 2006, the Company had remaining repurchase authority of 1,779,155 shares.

On December 15, 2005, the Company’s Board of Directors authorized the Company to commence a tender offer to purchase up to 1,063,937 shares of its common stock and up to 1,325,468 shares of its Class A common stock at a fixed price of $14.50 per share. The offer commenced on December 19, 2005 and expired on January 19, 2006. The Company purchased 1,063,937 shares of its common stock and 1,325,000 shares of its Class A common stock for $34,986,000, including expenses, in connection with the tender offer. The tender offer was funded with borrowings on the Company’s unsecured revolving line of credit.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 26, 2006, Henry B. Tippie, R. Randall Rollins and Patrick J. Bagley were re-elected as directors by the Company’s stockholders. Directors whose terms of office continued after the meeting were Denis McGlynn, John W. Rollins, Jr., Jeffrey W. Rollins and Kenneth K. Chalmers.

	Votes For	Votes Withheld	Shares Not Voted
Election of Henry B. Tippie.	124,838,855	3,248,520	590,932
Election of R. Randall Rollins	127,753,181	334,194	590,932
Election of Patrick J. Bagley	127,849,331	238,044	590,932

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

DATED: May 5, 2006	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and
Chief Financial Officer