Form 10-Q
period 2006-06-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2006-08-04
CIK 1162556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of July 31, 2006, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	14,913,952 shares
Class A Common Stock -	17,512,030 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
In Thousands, Except Per Share Amounts
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Gaming	$52,634	$50,843	$108,121	$99,888
Other operating	4,197	3,831	7,982	6,877
	56,831	54,674	116,103	106,765
Expenses:
Gaming	38,776	38,283	80,184	75,584
Other operating	3,746	3,546	7,091	6,541
General and administrative	1,548	1,094	3,187	2,348
Depreciation	1,739	1,752	3,476	3,469
	45,809	44,675	93,938	87,942

Operating earnings	11,022	9,999	22,165	18,823

Interest expense	797	487	1,441	914

Earnings before income taxes	10,225	9,512	20,724	17,909

Income taxes	4,203	3,868	8,517	7,286

Net earnings	$6,022	$5,644	$12,207	$10,623

Net earnings per common share (Note 3):
Basic	$0.19	$0.16	$0.38	$0.30
Diluted	$0.18	$0.16	$0.37	$0.30

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEET
In Thousands, Except Share and Per Share Amounts
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$20,123	$19,986
Accounts receivable	1,165	3,805
Due from State of Delaware	4,703	9,100
Inventories	1,945	1,955
Prepaid expenses and other	2,471	2,000
Prepaid income taxes	214	—
Receivable from Dover Motorsports, Inc.	1	15
Deferred income taxes	1,960	2,067
Total current assets	32,582	38,928

Property and equipment, net	118,402	114,533
Total assets	$150,984	$153,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,929	$4,814
Purses due horsemen	4,394	8,332
Accrued liabilities	8,544	12,748
Income taxes payable	—	3,706
Deferred revenue	147	112
Total current liabilities	20,014	29,712

Notes payable to banks	56,100	24,075
Deferred income taxes	6,226	6,404

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 14,903,952 and 10,639,874, respectively	1,490	1,064
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 17,512,030 and 13,254,687, respectively	1,751	1,326
Additional paid-in capital	328	36,461
Retained earnings	65,075	55,459
Deferred compensation	—	(1,040)
Total stockholders’ equity	68,644	93,270
Total liabilities and stockholders’ equity	$150,984	$153,461

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net earnings	$12,207	$10,623
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,476	3,469
Amortization of credit facility origination fees	22	22
Stock-based compensation	401	104
Deferred income taxes	(71)	(267)
Changes in assets and liabilities:
Accounts receivable	2,640	1,717
Due from State of Delaware	4,397	4,561
Inventories	10	264
Prepaid expenses and other	(493)	(491)
Prepaid income taxes/income taxes payable	(3,920)	(620)
Receivable from Dover Motorsports, Inc.	14	16
Accounts payable	625	(2,969)
Purses due horsemen	(3,938)	(4,313)
Accrued liabilities	(4,204)	(2,762)
Deferred revenue	35	(14)
Net cash provided by operating activities	11,201	9,340

Investing activities:
Capital expenditures	(5,855)	(2,515)
Net cash used in investing activities	(5,855)	(2,515)

Financing activities:
Borrowings from notes payable to banks	147,325	97,234
Repayments of notes payable to banks	(115,300)	(101,534)
Dividends paid	(2,591)	(2,869)
Repurchase of common stock	(35,042)	—
Proceeds from stock options exercised	349	—
Excess tax benefit on stock awards	50	—
Other	—	(21)
Net cash used in financing activities	(5,209)	(7,190)

Net increase (decrease) in cash	137	(365)
Cash, beginning of period	19,986	17,688
Cash, end of period	$20,123	$17,323

Supplemental information:
Interest paid	$1,311	$794
Income taxes paid	$12,458	$8,173

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “the Company,” “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 9, 2006.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 — Business Operations

We are a diversified gaming and entertainment company whose operations consist of Dover Downs Slots – a 95,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel – featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races.

Dover Downs Gaming & Entertainment, Inc. is a public holding company that has two wholly owned subsidiaries: Dover Downs, Inc. and Dover Downs Management Corp.  Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness racing operations in 1969.  In June of 1994, legislation authorizing video lottery operations in the State of Delaware (the “State”) was adopted. Our video lottery (slots) casino operations began on December 29, 1995.  As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of Dover Motorsports, Inc. (f/k/a Dover Downs Entertainment, Inc.) (“DVD”), and became the operating entity for all of DVD’s gaming operations.

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

Dover Downs, Inc. is authorized to conduct video lottery operations as a “Licensed Agent” under the Delaware State Lottery Code. Pursuant to Delaware’s Horse Racing Redevelopment Act, enacted in 1994, the Delaware State Lottery Office administers and controls the operation of the video lottery.

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain its license to conduct video lottery operations, the Company is required to maintain its harness horse racing license.  The Company has received an annual license from the Commission for the past 37 consecutive years and management believes that its relationship with the Commission remains good.

Our entertainment complex is located in Dover, the capital of the State of Delaware.  Approximately 66% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia.

Due to the nature of the Company’s business activities, it is subject to various federal, state and local regulations.

NOTE 3 — Summary of Significant Accounting Policies

Basis of consolidation—The consolidated financial statements include the accounts of Dover Downs Gaming & Entertainment, Inc. and its wholly owned subsidiaries.  Intercompany transactions and balances have been eliminated.

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $43,420,000 and $39,999,000 as of June 30, 2006 and December 31, 2005, respectively.

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

Point loyalty program—The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points may be redeemed for various services and merchandise throughout the gaming facility and for cash under certain circumstances.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $2,091,000 and $2,289,000, respectively, at June 30, 2006 and December 31, 2005, the Company estimates a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $3,507,000 and $7,323,000, and $3,928,000 and $7,802,000 for the three and six-month periods ended June 30, 2006 and 2005, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.

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

Earnings per share—Basic and diluted earnings per share (“EPS”) are calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings Per Share.  Weighted average shares used in computing basic and diluted EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic EPS	32,141,000	35,681,000	32,540,000	35,681,000
Effect of dilutive securities	705,000	205,000	594,000	223,000
Diluted EPS	32,846,000	35,886,000	33,134,000	35,904,000

Dilutive securities include stock options and nonvested stock awards.

For the three and six-month periods ended June 30, 2005, options to purchase 30,000 shares of common stock were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.  There were no anti-dilutive securities excluded from diluted EPS for the three and six-month periods ended June 30, 2006.

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

Effective January 1, 2006, the Company adopted FASB Statement No. 123 (Revised 2004), Share-Based Payment.  Statement No. 123R revises FASB Statement No. 123, Accounting for Stock Based Compensation, and supercedes APB Opinion No. 25 and related interpretations.  Statement No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services.  The Company adopted Statement No. 123R using the modified prospective method.  Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  The Company calculates compensation expense for its stock options based upon the fair value at the grant date using the Black-Scholes option-pricing model.  The modified prospective approach does not allow for the restatement of prior period amounts.

The Company recorded total stock-based compensation expense of $205,000 and $401,000, and $44,000 and $104,000 as general and administrative expenses for the three and six-month periods ended June 30, 2006 and 2005, respectively.  Total stock-based compensation expense of $165,000 and $353,000 would have been recorded as general and administrative expenses for the three and six-month periods ended June 30, 2005, had the Company been subject to reporting under Statement No. 123R during that period.  The Company’s earnings before income taxes and net earnings for the three and six-month periods ended June 30, 2006 were $106,000 and $205,000 lower than they would have been pursuant to the Company’s previous accounting method for stock-based compensation, respectively.  The Company recorded income tax benefits of $40,000 and $80,000, and $18,000 and $42,000 for the three and six-month periods ended June 30, 2006 and 2005, respectively, related to its stock-based compensation.  The adoption of Statement No. 123R reduced diluted earnings per share by $0.01 for the three months ended June 30, 2006 and had no impact on diluted earnings per share for the six months ended June 30, 2006.  The adoption of Statement No. 123R had no impact on basic earnings per share for the three and six-month periods ended June 30, 2006.

Statement No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for nonvested stock awards and options (“Excess Tax Benefits”) to be classified as a financing activity in our consolidated statement of cash flows.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123R to stock-based employee compensation related to its stock options in 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings, as reported	$5,644,000	$10,623,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	26,000	62,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(147,000)	(311,000)
Pro forma net earnings	$5,523,000	$10,374,000

Net earnings per common share:
Basic – as reported	$0.16	$0.30
Basic – pro forma	$0.15	$0.29

Diluted – as reported	$0.16	$0.30
Diluted – pro forma	$0.15	$0.29

The Company has a stock incentive plan which provides for the grant of up to 2,250,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested stock awards.  Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. As of June 30, 2006, there were 945,809 shares available for granting options or stock awards.

Stock Options

Stock option activity for the six months ended June 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,026,384	$6.88
Forfeited	(7,500)	$6.34
Exercised	(49,977)	$6.95
Outstanding at June 30, 2006	968,907	$6.88	3.38	$12,365,279
Exercisable at June 30, 2006	615,582	$6.92	2.97	$7,831,020

The total intrinsic value of stock options exercised during the three and six-month periods ended June 30, 2006 was $446,000 and $459,000, respectively.  No stock options were exercised during the three or six-month periods ended June 30, 2005.

Nonvested stock option activity for the six months ended June 30, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	505,929	$2.99
Forfeited	(3,750)	$2.68
Vested	(148,854)	$3.02
Nonvested at June 30, 2006	353,325	$2.99

The Company recorded compensation expense of $106,000 and $205,000 related to stock options for the three and six-month periods ended June 30, 2006, respectively.  As of June 30, 2006, there was $770,000 of total unrecognized compensation cost related to nonvested stock options granted to employees under the Company’s stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 2.2 years.

Nonvested Stock Awards

Nonvested stock activity for the six months ended June 30, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	160,500	$8.23
Granted	112,500	$9.58
Vested	(14,100)	$7.75
Forfeited	(1,500)	$8.61
Nonvested at June 30, 2006	257,400	$8.84

The aggregate market value of the nonvested stock at the date of issuance is being amortized on a straight-line basis over the six-year service period.  The Company recorded compensation expense of $99,000 and $196,000 related to nonvested stock awards for the three and six-month periods ended June 30, 2006, respectively.  As of June 30, 2006, there was $1,908,000 of total deferred compensation cost related to nonvested stock awards granted to employees under the Company’s stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 4.9 years.

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

Fair value of financial instruments—The carrying amounts of financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.  The carrying value of long-term debt at June 30, 2006 and December 31, 2005 approximates its fair value based on the interest rates available on similar borrowings.

Recent Accounting Pronouncements—In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006.  The Company will adopt EITF 06-3 as of January 1, 2007.  The adoption of EITF 06-3 is not expected to have an impact on our consolidated financial statements.

NOTE 4 — Indebtedness

The Company has a $105,000,000 credit facility under an amended and restated credit agreement with Wilmington Trust Company dated March 25, 2002, as amended, that expires on April 17, 2011.  Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 75 and 125 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points depending on the leverage ratio.  The terms of the credit facility contain, among others, minimum net worth, interest coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including the proposed expansion of our hotel that was announced by the Company on March 16, 2006) and other general corporate purposes.  At June 30, 2006, the Company was in compliance with all terms of the facility and there was $56,100,000 outstanding at a weighted average interest rate of 6.1%. At June 30, 2006, $48,900,000 was available pursuant to the facility.

NOTE 5 — Pension Plans

The Company maintains a non-contributory, tax qualified defined benefit pension plan. All of the Company’s full time employees are eligible to participate in this qualified pension plan.  Benefits provided by the Company’s qualified pension plan are based on years of service and employees’ remuneration over their term of employment.  Pension costs are funded in accordance with the provisions of the Internal Revenue Code. The Company also maintains a non-qualified, non-contributory defined benefit pension plan for certain employees.  This excess plan provides benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for the Company’s qualified pension plan.

The components of net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$280,000	$257,000	$560,000	$493,000
Interest cost	99,000	77,000	198,000	160,000
Expected return on plan assets	(80,000)	(64,000)	(160,000)	(131,000)
Recognized net actuarial loss	9,000	6,000	18,000	14,000
Amortization of prior service cost	2,000	2,000	4,000	4,000
	$310,000	$278,000	$620,000	$540,000

The Company expects to contribute approximately $1,000,000 to its pension plans in 2006, of which $500,000 and $775,000 was contributed during the three and six-month periods ended June 30, 2006, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation
Balance at December 31, 2005	$1,064,000	$1,326,000	$36,461,000	$55,459,000	$(1,040,000)
Reclassification of deferred compensation upon adoption of Statement No. 123R	—	—	(1,040,000)	—	1,040,000
Net earnings	—	—	—	12,207,000	—
Dividends paid, $0.08 per share (1)	—	—	—	(2,591,000)	—
Repurchase and retirement of common stock	(106,000)	(133,000)	(34,803,000)	—	—
Proceeds from stock options exercised	3,000	—	346,000	—	—
Issuance of nonvested stock awards, net of forfeitures	7,000	—	(7,000)	—	—
Stock-based compensation	—	—	401,000	—	—
Excess tax benefit on stock awards	—	—	50,000	—	—
Conversion of Class A common stock to common stock	26,000	(26,000)	—	—	—
Three-for-two stock split	496,000	584,000	(1,080,000)	—	—
Balance at June 30, 2006	$1,490,000	$1,751,000	$328,000	$65,075,000	$—

(1)             Restated for stock split (see below).

On July 26, 2006, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.045 per share. The dividend represents a 12.5% increase from the previously paid $0.04 per share. The dividend is payable on September 10, 2006 to shareholders of record at the close of business on August 10, 2006.

On April 26, 2006, the Company’s Board of Directors approved a three-for-two split of both classes of its common stock. The split was effected in the form of a stock dividend by issuing one additional share of common stock for every two shares of common stock held. On June 15, 2006, 4,967,650 shares of common stock and 5,837,343 shares of Class A common stock were distributed to shareholders of record at the close of business on May 10, 2006.  No fractional shares were issued.  Shareholders were paid cash in lieu of any fractional shares.  All share and per share amounts have been restated to give effect to the stock split, except for the number of shares shown as outstanding at December 31, 2005 on the Company’s consolidated balance sheet.  The statement of stockholders’ equity presented above reflects the stock split by reclassifying from additional paid-in capital to common stock and Class A common stock an amount equal to the par value of the additional shares issued to effect the stock split.

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  No purchases of the Company’s equity securities were made pursuant to this authorization during the three and six-month periods ended June 30, 2006 and 2005.  At June 30, 2006, the Company had remaining repurchase authority of 2,668,733 shares.

During the second quarter of 2006, the Company purchased and retired 3,431 shares of its outstanding common stock for $56,000.  These purchases were made from employees and were not pursuant to the above repurchase plan.

On December 19, 2005, the Company’s Board of Directors authorized the Company to commence a tender offer to purchase up to 1,595,906 shares of its common stock and up to 1,988,202 shares of its Class A common stock at a fixed price of $9.67 per share.  The offer expired on January 19, 2006. The Company purchased 1,595,906 shares of its common stock and 1,987,500 shares of its Class A common stock for $34,986,000, including expenses, in connection with the tender offer.

NOTE 7 - Related Party Transactions

During the three and six-month periods ended June 30, 2006 and 2005, the Company allocated costs of $411,000 and $830,000, and $374,000 and $851,000, respectively, to DVD for certain administrative and operating services.  Additionally, DVD allocated costs of $32,000 and $58,000, and $20,000 and $44,000 to the Company for the three and six-month periods ended June 30, 2006 and 2005, respectively.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s June 2006 and 2005 NASCAR event weekends at Dover International Speedway, the Company provided certain services for which DVD was invoiced $461,000 and $400,000, respectively.  DVD invoiced the Company $92,000 during the three and six-month periods ended June 30, 2006, and $31,000 and $91,000, respectively, during the three and six-month periods ended June 30, 2005 for tickets and other services related to the events.  As of June 30, 2006, the Company’s consolidated balance sheet includes a $1,000 receivable from DVD for the aforementioned items.  The Company received payment for the $1,000 receivable in the third quarter of 2006.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Mr. Tippie’s voting control with respect to the Company emanates from his direct and indirect holdings of Common Stock and Class A Common Stock, from his status as executor of the estate of John W. Rollins, the Company’s largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with R. Randall Rollins, one of our directors.  As of June 30, 2006, Mr. Tippie has control over approximately 51.2% of the voting power of the Company.

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

NOTE 8 — Commitments and Contingencies

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

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots – a 95,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel – featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races.

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

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

Gaming revenues increased by $1,791,000, or 3.5%, to $52,634,000 in the second quarter of 2006, primarily the result of increased play in our casino.  We believe that the increase in casino play can be attributed to our marketing efforts using our player database which allows us to target specific customer segments and our efforts to provide our customers with enhanced video lottery (slot) products and other amenities.

Other operating revenues were $4,197,000 in the second quarter of 2006 as compared to $3,831,000 in the second quarter of 2005.  Net rooms revenue increased $179,000 in the second quarter of 2006 as compared to the second quarter of 2005 primarily due to an increase in cash sales and fewer rooms being provided to customers on a complimentary basis.  Net food and beverage revenues increased $185,000 to $2,899,000 from $2,714,000 in the second quarter of 2005 primarily due to an increase in sales at our premium buffet restaurant and the opening of a new coffee shop in our hotel lobby during the second quarter.  Partially offsetting these increases was a loss of rental income from a property sold by the Company in December 2005.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $3,507,000 and $3,928,000 in the second quarter of 2006 and 2005, respectively.  Promotional allowances represented 45.5% and 50.6% of gross other operating revenues in the second quarter of 2006 and 2005, respectively.

Gaming expenses increased by $493,000, or 1.3%, reflecting the higher gaming revenues.  Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $608,000 and $237,000, respectively.  Additionally, amounts allocated from the video lottery operation for harness horse racing purses increased from $5,906,000 in the second quarter of 2005 to $6,089,000 in the second quarter of 2006.  These increases in gaming expenses were partially offset by decreases in wages and benefit costs as a result of efficiencies created by converting most of our video lottery (slot) machines to ticket-in, ticket-out (cashless) technology and lower promotional expenses.

Other operating expenses increased by $200,000, or 5.6%.  Expenses related to our food and beverage operations were $3,192,000 in the second quarter of 2006 as compared to $2,984,000 in the second quarter of 2005.  The increase resulted primarily from the increase in food and beverage sales and higher wages and benefits costs.

General and administrative expenses increased by $454,000 to $1,548,000 from $1,094,000 in the second quarter of 2005 primarily the result of stock-based compensation expense from the adoption of FASB Statement No. 123R effective January 1, 2006, higher wages and benefits costs, and increased legal expenses.

Depreciation expense remained consistent at $1,739,000 in the second quarter of 2006 as compared to $1,752,000 in the second quarter of 2005.

Interest expense increased by $310,000 due to an increase in the Company’s average interest rate from 4.0% during the second quarter of 2005 to 5.9% during the second quarter of 2006 and from higher average outstanding borrowings on the Company’s credit facility during the second quarter of 2006 as compared to the second quarter of 2005 due to the self-tender in January 2006.

The Company’s effective income tax rates were 41.1% and 40.7% for the quarters ended June 30, 2006 and 2005, respectively.  The increase in the effective rate for the second quarter of 2006 was due to the non-deductibility of stock-based compensation expense recorded as a result of adopting FASB Statement No. 123R.

Net earnings were $6,022,000 in the second quarter of 2006 as compared to $5,644,000 in the second quarter of 2005.  The increase of $378,000, or 6.7%, was primarily due to the improved results for our gaming operations that resulted from an increase in slot win during the quarter, as well as improvements in other operations, partially offset by increased general and administrative expenses and interest expense.

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

Gaming revenues increased by $8,233,000, or 8.2%, to $108,121,000 in the first six months of 2006, primarily the result of increased play in our casino. We believe that the increase in casino play can be attributed to our marketing efforts using our player database which allows us to target specific customer segments and our efforts to provide our customers with enhanced video lottery (slot) products and other amenities.

Other operating revenues were $7,982,000 in the first six months of 2006 as compared to $6,877,000 in the first six months of 2005.  Net rooms revenue increased $314,000 in the first six months of 2006 as compared to the first six months of 2005 primarily due to an increase in cash sales and fewer rooms being provided to customers on a complimentary basis.  Net food and beverage revenues increased $702,000 to $5,491,000 from $4,789,000 in the first six months of 2005 primarily due to an increase in our banquet business.  Additionally, higher sales at our premium buffet restaurant and the opening of a new coffee shop in our hotel lobby during the second quarter contributed to the increase in net food and beverage revenues.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $7,323,000 and $7,802,000 in the first six months of 2006 and 2005, respectively.  Promotional allowances represented 47.8% and 53.2% of gross other operating revenues in the first six months of 2006 and 2005, respectively.

Gaming expenses increased by $4,600,000, or 6.1%, reflecting the higher gaming revenues.  Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $2,849,000 and $779,000, respectively.  Additionally, amounts allocated from the video lottery operation for harness horse racing purses increased from $11,446,000 in the first six months of 2005 to $12,324,000 in the first six months of 2006.

Other operating expenses increased by $550,000, or 8.4%.  Expenses related to our food and beverage operations were $5,981,000 in the first six months of 2006 as compared to $5,513,000 in the first six months of 2005.  The increase resulted primarily from the increase in food and beverage sales and higher wages and benefits costs.

General and administrative expenses increased by $839,000 to $3,187,000 from $2,348,000 in the first six months of 2005 primarily the result of stock-based compensation expense from the adoption of FASB Statement No. 123R effective January 1, 2006, higher wages and benefits costs, increased legal fees and the write-off of office expansion costs.

Depreciation expense remained consistent at $3,476,000 in the first six months of 2006 as compared to $3,469,000 in the first six months of 2005.

Interest expense increased by $527,000 due to an increase in the Company’s average interest rate from 3.7% during the first six months of 2005 to 5.7% during the first six months of 2006 and from higher average outstanding borrowings on the Company’s credit facility during the first six months of 2006 as compared to the first six months of 2005 due to the self-tender in January 2006.

The Company’s effective income tax rates were 41.1% and 40.7% for the six months ended June 30, 2006 and 2005, respectively.  The increase in the effective rate for the first six months of 2006 was due to the non-deductibility of stock-based compensation expense recorded as a result of adopting FASB Statement No. 123R.

Net earnings were $12,207,000 in the first six months of 2006 as compared to $10,623,000 in the first six months of 2005.  The increase of $1,584,000, or 14.9%, was primarily due to the improved results for our gaming operations that resulted from an increase in slot win, as well as improvements in other operations, partially offset by increased general and administrative expenses and interest expense.

Liquidity and Capital Resources

Net cash provided by operating activities was $11,201,000 for the six months ended June 30, 2006 compared to $9,340,000 for the six months ended June 30, 2005.  The increase was primarily due to the increase in net earnings from $10,623,000 for the six months ended June 30, 2005 to $12,207,000 for the six months ended June 30, 2006, the timing of receipts from the State of Delaware related to our lottery commission and the timing of payments to vendors.  These increases were partially offset by increased income tax payments.

Net cash used in investing activities was $5,855,000 for the six months ended June 30, 2006 compared to $2,515,000 for the six months ended June 30, 2005.  Capital expenditures for the first six months of 2006 related primarily to engineering and architectural work for the Dover Downs Hotel expansion and the renovation of the heating and cooling systems for the entire facility.  Capital expenditures for the first six months of 2005 related primarily to the conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology.

Net cash used in financing activities was $5,209,000 for the six months ended June 30, 2006 compared to $7,190,000 for the six months ended June 30, 2005.  The Company had net borrowings of $32,025,000 during the first six months of 2006 primarily to fund stock repurchases of $35,042,000.  The Company had net repayments of $4,300,000 during the first six months of 2005.  The Company paid $2,591,000 and $2,869,000 in regular quarterly cash dividends during the six months ended June 30, 2006 and 2005, respectively.

On July 26, 2006, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.045 per share. The dividend represents a 12.5% increase from the previously paid $0.04 per share.  The dividend is payable on September 10, 2006 to shareholders of record at the close of business on August 10, 2006.

Based on current business conditions, the Company expects to make additional capital expenditures of approximately $5,000,000 through December 31, 2006, not including any amounts related to the hotel expansion.  These expenditures primarily relate to casino renovations and improvements in our food & beverage departments.  Estimated remaining capital expenditures increased subsequent to the end of the first quarter ended March 31, 2006 as a result of the Company’s decision to undertake a project to completely modernize its heating, cooling and lighting systems in order to make them more energy efficient.  On March 16, 2006, the Company announced an expansion plan that will more than double the number of hotel rooms and add a luxurious 8,000-square-foot spa to the Dover Downs Hotel & Casino.  The estimated cost of the expansion is $53,600,000, of which approximately one-half is expected to be paid in 2006.  As of June 30, 2006, the Company had paid out approximately $3,300,000 related to the hotel expansion.  Construction began in the second quarter of 2006 and is expected to be completed in the fall of 2007.  Additionally, the Company expects to contribute approximately $1,000,000 to its pension plans in 2006, of which $775,000 was contributed during the six months ended June 30, 2006.

On December 19, 2005, the Company’s Board of Directors authorized the Company to commence a tender offer to purchase up to 1,595,906 shares of its common stock and up to 1,988,202 shares of its Class A common stock at a fixed price of $9.67 per share.  The offer expired on January 19, 2006. The Company purchased 1,595,906 shares of its common stock and 1,987,500 shares of its Class A common stock for $34,986,000, including expenses, in connection with the tender offer. The tender offer was funded with borrowings on the Company’s unsecured revolving line of credit.

The Company has a $105,000,000 credit facility under an amended and restated credit agreement with Wilmington Trust Company dated March 25, 2002, as amended, that expires on April 17, 2011.  Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 75 and 125 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points depending on the leverage ratio.  The terms of the credit facility contain, among others, minimum net worth, interest coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including the proposed expansion of our hotel that was announced by the Company on March 16, 2006) and other general corporate purposes.  At

June 30, 2006, the Company was in compliance with all terms of the facility and there was $56,100,000 outstanding at a weighted average interest rate of 6.1%. At June 30, 2006, $48,900,000 was available pursuant to the facility.

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

Points Program

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points may be redeemed for various services and merchandise throughout the gaming facility and for cash under certain circumstances.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $2,091,000 and $2,289,000, respectively, at June 30, 2006 and December 31, 2005, the Company estimates a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

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

Recent Accounting Pronouncements

See NOTE 3—Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors.  The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  For example, in 2005, the Maryland Senate passed a bill providing for various gaming venues for the third straight year and for the third straight year could not reach any consensus with the Maryland House. Accordingly, no legislation was passed. Approximately 66% of our customers come from Maryland, Pennsylvania, Virginia and the District of Columbia.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will have on us, but we estimate that one or more facilities in Pennsylvania may begin operations by the end of 2006.  Pennsylvania will have one of the highest effective tax rates on slot machine gaming in the country and will charge an up front $50,000,000 license fee to the horse racing and casino venues that are granted a gaming license.  Management has estimated that slot win from Pennsylvania patrons represents approximately 5% of our total slot win.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $56,100,000 at June 30, 2006 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at June 30, 2006 would cause a change in total annual interest costs of $561,000. The carrying values of these borrowings approximate their fair values at June 30, 2006.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2006, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.            Legal Proceedings

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a serious negative effect on our financial condition, cash flows or profitability.

Item 1A.         Risk Factors

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, “Factors That May Affect Operating Results; Forward-Looking Statements,” beginning on page 17.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. At June 30, 2006, the Company had remaining repurchase authority of 2,668,733 shares.

The following table details the Company’s purchases of equity securities for the three months ended June 30, 2006 (the average price paid per share does not include associated expenses):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 — April 30, 2006	3,431	$16.40	—	2,668,733
May 1, 2006 — May 31, 2006	—	—	—	2,668,733
June 1, 2006 — June 30, 2006	—	—	—	2,668,733

During the second quarter of 2006, the Company purchased and retired 3,431 shares of its outstanding common stock for $56,000.  These purchases were made from employees and were not pursuant to the aforementioned repurchase plan.

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

DATED:	August 4, 2006	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and Chief Financial Officer