Form 10-Q
period 2006-09-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2006-11-03
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of October 31, 2006, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	15,055,017 shares
Class A Common Stock -	17,360,023 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF EARNINGS
In Thousands, Except Per Share Amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Gaming	$57,676	$52,240	$165,797	$152,128
Other operating	4,005	3,832	11,987	10,709
	61,681	56,072	177,784	162,837
Expenses:
Gaming	42,189	38,824	122,373	114,408
Other operating	3,498	3,348	10,589	9,889
General and administrative	1,350	1,188	4,537	3,536
Depreciation	1,800	1,771	5,276	5,240
	48,837	45,131	142,775	133,073

Operating earnings	12,844	10,941	35,009	29,764

Interest expense	804	486	2,245	1,400

Earnings before income taxes	12,040	10,455	32,764	28,364

Income taxes	4,936	4,260	13,453	11,546

Net earnings	$7,104	$6,195	$19,311	$16,818

Net earnings per common share (Note 3):
Basic	$0.22	$0.17	$0.60	$0.47
Diluted	$0.22	$0.17	$0.59	$0.47

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEET
In Thousands, Except Share and Per Share Amounts
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$21,728	$19,986
Accounts receivable	2,182	3,805
Due from State of Delaware	11,307	9,100
Inventories	1,846	1,955
Prepaid expenses and other	2,504	2,000
Receivable from Dover Motorsports, Inc.	32	15
Deferred income taxes	1,955	2,067
Total current assets	41,554	38,928

Property and equipment, net	121,691	114,533
Total assets	$163,245	$153,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,098	$4,814
Purses due horsemen	10,956	8,332
Accrued liabilities	10,658	12,748
Income taxes payable	1,117	3,706
Deferred revenue	241	112
Total current liabilities	30,070	29,712

Notes payable to banks	52,575	24,075
Deferred income taxes	6,050	6,404

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 14,917,110 and 10,639,874, respectively	1,492	1,064
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 17,512,030 and 13,254,687, respectively	1,751	1,326
Additional paid-in capital	588	36,461
Retained earnings	70,719	55,459
Deferred compensation	—	(1,040)
Total stockholders’ equity	74,550	93,270
Total liabilities and stockholders’ equity	$163,245	$153,461

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
In Thousands
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net earnings	$19,311	$16,818
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,276	5,240
Amortization of credit facility origination fees	33	31
Stock-based compensation	564	159
Deferred income taxes	(242)	(253)
Changes in assets and liabilities:
Accounts receivable	1,623	1,491
Due from State of Delaware	(2,207)	(416)
Inventories	109	104
Prepaid expenses and other	(537)	(636)
Receivable from Dover Motorsports, Inc.	(17)	2
Accounts payable	1,539	(1,749)
Purses due horsemen	2,624	719
Accrued liabilities	(2,090)	(2,198)
Income taxes payable	(2,589)	(101)
Deferred revenue	129	(33)
Net cash provided by operating activities	23,526	19,178

Investing activities:
Capital expenditures	(11,689)	(3,944)
Net cash used in investing activities	(11,689)	(3,944)

Financing activities:
Borrowings from notes payable to banks	171,825	136,549
Repayments of notes payable to banks	(143,325)	(147,724)
Dividends paid	(4,051)	(4,303)
Repurchase of common stock	(35,052)	—
Proceeds from stock options exercised	458	—
Excess tax benefit on stock awards	50	—
Other	—	(21)
Net cash used in financing activities	(10,095)	(15,499)

Net increase (decrease) in cash	1,742	(265)
Cash, beginning of period	19,986	17,688
Cash, end of period	$21,728	$17,423

Supplemental information:
Interest paid	$2,203	$1,338
Income taxes paid	$16,233	$11,900

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K filed on March 9, 2006.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 – Business Operations

We are a diversified gaming and entertainment company whose operations consist of Dover Downs Slots — a 95,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel — featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $45,182,000 and $39,999,000 as of September 30, 2006 and December 31, 2005, respectively.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities.  The capitalized interest is amortized over the estimated useful life of the asset to which it relates.  During the three and nine-month periods ended September 30, 2006, the Company incurred $901,000 and $2,379,000 of interest cost, of which $97,000 and $134,000 was capitalized, respectively.  During the three and nine-month periods ended September 30, 2005, the Company incurred $486,000 and $1,400,000 of interest cost, respectively, none of which was capitalized.

Point loyalty program—The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points may be redeemed for various services and merchandise throughout the gaming facility and for cash under certain circumstances.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $2,016,000 and $2,289,000, respectively, at September 30, 2006 and December 31, 2005, the Company estimates a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,073,000 and $11,396,000, and $3,747,000 and $11,549,000 for the three and nine-month periods ended September 30, 2006 and 2005, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.

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

Earnings per share—Weighted average shares used in computing basic and diluted earnings per share (“EPS”) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic EPS	32,168,000	35,681,000	32,414,000	35,681,000
Effect of dilutive securities	562,000	309,000	584,000	252,000
Diluted EPS	32,730,000	35,990,000	32,998,000	35,933,000

Dilutive securities include stock options and nonvested stock awards.

For the nine-month period ended September 30, 2005, options to purchase 20,000 shares of common stock were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.  There were no anti-dilutive securities excluded from the computation of diluted EPS for the three-month period ended September 30, 2005 or the three and nine-month periods ended September 30, 2006.

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

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (Revised 2004), Share-Based Payment.  Statement No. 123R revised FASB Statement No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25 and related interpretations.  Statement No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services.  The Company adopted Statement No. 123R using the modified prospective method.  Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  The Company calculates compensation expense for its stock options based upon the fair value at the grant date using the Black-Scholes option-pricing model.  The modified prospective approach does not allow for the restatement of prior period amounts.

The Company recorded total stock-based compensation expense of $163,000 and $564,000, and $55,000 and $159,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2006 and 2005, respectively.  Total stock-based compensation expense of $163,000 and $516,000 would have been recorded as general and administrative expenses for the three and nine-month periods ended September 30, 2005, had the Company been subject to reporting under Statement No. 123R during that period.  The Company’s earnings before income taxes and net earnings for the three and nine-month periods ended September 30, 2006 were $93,000 and $298,000 lower than they would have been pursuant to the Company’s previous accounting method for stock-based compensation, respectively.  The Company recorded income tax benefits of $29,000 and $109,000, and $22,000 and $65,000 for the three and nine-month periods ended September 30, 2006 and 2005, respectively, related to its nonvested stock awards.  The adoption of Statement No. 123R had no impact on basic or diluted earnings per share for the three and nine-month periods ended September 30, 2006.

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

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair-value recognition provisions of Statement No. 123R to stock-based employee compensation related to its stock options in 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings, as reported	$6,195,000	$16,818,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	33,000	94,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(141,000)	(451,000)
Pro forma net earnings	$6,087,000	$16,461,000

Net earnings per common share:
Basic — as reported	$0.17	$0.47
Basic — pro forma	$0.17	$0.46

Diluted — as reported	$0.17	$0.47
Diluted — pro forma	$0.17	$0.46

The Company has a stock incentive plan which provides for the grant of up to 2,250,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested stock awards.  Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant. As of September 30, 2006, there were 945,809 shares available for granting options or stock awards.

Stock Options

Stock option activity for the nine months ended September 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,026,384	$6.88
Forfeited	(7,500)	$6.34
Exercised	(63,135)	$7.22
Outstanding at September 30, 2006	955,749	$6.86	3.1	$5,108,149
Exercisable at September 30, 2006	604,924	$6.89	2.7	$3,220,312

The total intrinsic value of stock options exercised during the three and nine-month periods ended September 30, 2006 was $86,000 and $545,000, respectively.  No stock options were exercised during the three or nine-month periods ended September 30, 2005.

Nonvested stock option activity for the nine months ended September 30, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	505,929	$2.99
Forfeited	(3,750)	$2.68
Vested	(151,354)	$3.02
Nonvested at September 30, 2006	350,825	$2.99

The Company recorded compensation expense of $93,000 and $298,000 related to stock options for the three and nine-month periods ended September 30, 2006, respectively.  As of September 30, 2006, there was $677,000 of total unrecognized compensation cost related to nonvested stock options granted to employees under the Company’s stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 2 years.

Nonvested Stock Awards

Nonvested stock activity for the nine months ended September 30, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	160,500	$8.23
Granted	112,500	$9.58
Vested	(14,100)	$7.75
Forfeited	(1,500)	$8.61
Nonvested at September 30, 2006	257,400	$8.84

The aggregate market value of the nonvested stock at the date of issuance is being amortized on a straight-line basis over the six-year service period.  The Company recorded compensation expense of $70,000 and $266,000 related to nonvested stock awards for the three and nine-month periods ended September 30, 2006, respectively.  As of September 30, 2006, there was $1,838,000 of total deferred compensation cost related to nonvested stock awards granted to employees under the Company’s stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 4.6 years.

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

Fair value of financial instruments—The carrying amounts of financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.  The carrying value of long-term debt at September 30, 2006 and December 31, 2005 approximates its fair value based on the interest rates available on similar borrowings.

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

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006.  The Company will adopt EITF 06-3 as of January 1, 2007.  The adoption of EITF 06-3 is not expected to have an impact on our consolidated financial statements.

In September 2006 the FASB issued Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt Statement No. 157 as of January 1, 2008.  The adoption of Statement No. 157 is not expected to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan—an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income).  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The adoption of this new accounting pronouncement will have an impact on our consolidated balance sheet; however, we cannot yet determine the amount of the impact.  The adoption of Statement No. 158 will not have an impact on our 2006 consolidated statement of earnings or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified.  The Company will adopt SAB No. 108 during the quarter ended December 31, 2006.  The adoption of SAB No. 108 is not expected to have an impact on our consolidated financial statements.

NOTE 4 – Indebtedness

The Company has a $105,000,000 credit facility pursuant to an amended and restated credit agreement with Wilmington Trust Company dated March 25, 2002, as amended, that expires on April 17, 2011.  Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 75 and 125 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points depending on the leverage ratio.  The terms of the credit facility contain, among others, minimum net worth, interest coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including the proposed expansion of our hotel that was announced by the Company on March 16, 2006) and other general corporate purposes.  At September 30, 2006, the Company was in compliance with all terms of the facility and there was $52,575,000 outstanding at a weighted average interest rate of 6.1%. At September 30, 2006, $52,425,000 was available pursuant to the facility.

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

The components of net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$329,000	$258,000	$889,000	$751,000
Interest cost	107,000	77,000	305,000	237,000
Expected return on plan assets	(116,000)	(65,000)	(276,000)	(196,000)
Recognized net actuarial loss	24,000	6,000	42,000	20,000
Amortization of prior service cost	2,000	3,000	6,000	7,000
	$346,000	$279,000	$966,000	$819,000

The Company contributed $1,025,000 to its pension plans during the first nine months of 2006, of which $250,000 was contributed during the three-month period ended September 30, 2006.  The Company expects to contribute $1,250,000 to its plans for the year ended December 31, 2006.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Deferred Compensation
Balance at December 31, 2005	$1,064,000	$1,326,000	$36,461,000	$55,459,000	$(1,040,000)
Reclassification of deferred compensation upon adoption of Statement No. 123R	—	—	(1,040,000)	—	1,040,000
Net earnings	—	—	—	19,311,000	—
Dividends paid, $0.125 per share(1)	—	—	—	(4,051,000)	—
Repurchase and retirement of common stock	(106,000)	(133,000)	(34,813,000)	—	—
Proceeds from stock options exercised	5,000	—	453,000	—	—
Issuance of nonvested stock awards, net of forfeitures	7,000	—	(7,000)	—	—
Stock-based compensation	—	—	564,000	—	—
Excess tax benefit on stock awards	—	—	50,000	—	—
Conversion of Class A common stock to common stock	26,000	(26,000)	—	—	—
Three-for-two stock split	496,000	584,000	(1,080,000)	—	—
Balance at September 30, 2006	$1,492,000	$1,751,000	$588,000	$70,719,000	$—

(1)             Restated for stock split (see below).

On October 25, 2006, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.045 per share.  The dividend is payable on December 10, 2006 to shareholders of record at the close of business on November 10, 2006.

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

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time.  No purchases of the Company’s equity securities were made pursuant to this authorization during the three and nine-month periods ended September 30, 2006 and 2005.  At September 30, 2006, the Company had remaining repurchase authority of 2,668,733 shares.

During the first nine months of 2006, the Company purchased and retired 3,431 shares of its outstanding common stock for $56,000.  These purchases were made from employees and were not pursuant to the aforementioned repurchase plan.

On December 19, 2005, the Company’s Board of Directors authorized the Company to commence a tender offer to purchase up to 1,595,906 shares of its common stock and up to 1,988,202 shares of its Class A common stock at a fixed price of $9.67 per share.  The offer expired on January 19, 2006. The Company purchased 1,595,906 shares of its common stock and 1,987,500 shares of its Class A common stock for $34,996,000, including expenses, in connection with the tender offer.

NOTE 7 – Related Party Transactions

During the three and nine-month periods ended September 30, 2006 and 2005, the Company allocated costs of $396,000 and $1,226,000, and $382,000 and $1,233,000, respectively, to DVD for certain administrative and operating services.  Additionally, DVD allocated costs of $22,000 and $95,000, and $18,000 and $62,000 to the Company for the three and nine-month periods ended September 30, 2006 and 2005, respectively.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2006 and 2005 NASCAR event weekends at Dover International Speedway, the Company provided certain services for which DVD was invoiced $500,000 and $961,000, and $465,000 and $910,000, during the three and nine months ended September 30, 2006 and 2005, respectively.  DVD invoiced the Company $149,000 and $289,000, and $121,000 and $260,000 during the three and nine-month periods ended September 30, 2006 and 2005, respectively, for tickets and other services related to the events.  As of September 30, 2006, the Company’s consolidated balance sheet includes a $32,000 receivable from DVD for the aforementioned items.  The Company received payment for the $32,000 receivable in the fourth quarter of 2006.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Mr. Tippie’s voting control with respect to the Company emanates from his direct and indirect holdings of Common Stock and Class A Common Stock, from his status as executor of the estate of John W. Rollins, the Company’s largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with R. Randall Rollins, one of our directors.  As of September 30, 2006, Mr. Tippie has control over approximately 51.2% of the voting power of the Company.

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

NOTE 8 – Commitments and Contingencies

The Company is a party to ordinary routine litigation incidental to its business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

The Company has employment, severance and noncompete agreements with certain of its officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in control of the Company, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in control of the Company and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be approximately $6,690,000.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based upon and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots — a 95,000 square foot video lottery (slots) casino complex; the Dover Downs Hotel — featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

More than 90% of the Company’s revenue is derived from video lottery (slot) machine win (as defined below).  Several factors contribute to the video lottery (slot) machine win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the Company’s market,

•                  The quantity and types of slot machines available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels, and

•                  Marketing programs.

The Company believes that it holds a strong position in each of these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a 2 hour drive. According to the 2000 United States Census, approximately 32.8 million people live within 150 miles of the complex.  There are significant barriers to entry related to the gaming business in Delaware, such as the statutory limitation of gaming licenses to the three existing horse racing facilities.  The Company’s property, designed and developed with the assistance of Caesars

World Gaming Development Corporation, is similar to properties found in the country’s largest gaming markets.  The Company offers the only luxury hotel in the Delaware gaming market, providing a strong marketing tool, especially to higher-end players.  The Company also utilizes its state-of-the-art slot marketing system to allow for the most efficient marketing programs and the highest levels of customer service.

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

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

Gaming revenues increased by $5,436,000, or 10.4%, to $57,676,000 in the third quarter of 2006, primarily the result of increased play in our casino.  We believe that the increase in casino play can be attributed to our marketing efforts using our player database which allows us to target specific customer segments and our efforts to provide our customers with enhanced video lottery (slot) products and other amenities.

Other operating revenues were $4,005,000 in the third quarter of 2006 as compared to $3,832,000 in the third quarter of 2005.  Net rooms revenue increased $163,000 in the third quarter of 2006 as compared to the third quarter of 2005 primarily due to an increase in cash sales and fewer rooms being provided to customers on a complimentary basis.  Net food and beverage revenues increased $128,000 to $2,659,000 from $2,531,000 in the third quarter of 2005 primarily due to an increase in sales at our premium buffet restaurant and the opening of a new coffee shop in our hotel lobby during the second quarter of 2006.  Partially offsetting these increases was a loss of $220,000 of rental income from a property sold by the Company in December 2005.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,073,000 and $3,747,000 in the third quarter of 2006 and 2005, respectively.  Promotional allowances represented 50.4% and 49.4% of gross other operating revenues in the third quarter of 2006 and 2005, respectively.

Gaming expenses increased by $3,365,000, or 8.7%, reflecting the higher gaming revenues.  Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $2,083,000 and $405,000, respectively.  Additionally, amounts allocated from the video lottery operation for harness horse racing purses increased from $6,101,000 in the third quarter of 2005 to $6,770,000 in the third quarter of 2006.  All other gaming expenses increased $208,000 over the same period in the prior year.

Other operating expenses increased by $150,000, or 4.5%.  Expenses related to our rooms operations increased by $75,000 as a result of higher housekeeping costs.  Expenses related to our food and beverage operations were $2,814,000 in the third quarter of 2006 as compared to $2,773,000 in the third quarter of 2005.  The increase resulted primarily from the increase in food and beverage sales and higher wages and pension costs.

General and administrative expenses increased by $162,000 to $1,350,000 from $1,188,000 in the third quarter of 2005 primarily the result of stock-based compensation expense from the adoption of FASB Statement No. 123R effective January 1, 2006 and higher wages and benefits costs.

Depreciation expense increased slightly to $1,800,000 in the third quarter of 2006 from $1,771,000 in the third quarter of 2005.

Interest expense increased by $318,000 due to an increase in the Company’s average interest rate from 4.4% during the third quarter of 2005 to 6.2% during the third quarter of 2006, higher average outstanding borrowings on the Company’s credit facility during the third quarter of 2006 as compared to the third quarter of 2005 due to the self-tender in January 2006 and increased capital expenditures, primarily related to our hotel expansion.

The Company’s effective income tax rates were 41.0% and 40.7% for the quarters ended September 30, 2006 and 2005, respectively.  The increase in the effective rate was due to the non-deductibility of stock-based compensation expense recorded as a result of adopting FASB Statement No. 123R.

Net earnings were $7,104,000 in the third quarter of 2006 as compared to $6,195,000 in the third quarter of 2005.  The increase of $909,000, or 14.7%, was due to the improved results for our gaming operations that resulted from an increase in slot win during the quarter, partially offset by increased general and administrative expenses and interest expense.

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

Gaming revenues increased by $13,669,000, or 9.0%, to $165,797,000 in the first nine months of 2006, primarily the result of increased play in our casino. We believe that the increase in casino play can be attributed to our marketing efforts using our player database which allows us to target specific customer segments and our efforts to provide our customers with enhanced video lottery (slot) products and other amenities.

Other operating revenues were $11,987,000 in the first nine months of 2006 as compared to $10,709,000 in the first nine months of 2005.  Net rooms revenue increased $477,000 in the first nine months of 2006 as compared to the first nine months of 2005 primarily due to an increase in cash sales and fewer rooms being provided to customers on a complimentary basis.  Net food and beverage revenues increased $830,000 to $8,150,000 from $7,320,000 in the first nine months of 2005 primarily due to an increase in sales at our premium buffet restaurant and the opening of a new coffee shop in our hotel lobby during the second quarter of 2006.  Partially offsetting these increases was a loss of $541,000 of rental income from a property sold by the Company in December 2005.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $11,396,000 and $11,549,000 in the first nine months of 2006 and 2005, respectively.  Promotional allowances represented 48.7% and 51.9% of gross other operating revenues in the first nine months of 2006 and 2005, respectively.

Gaming expenses increased by $7,965,000, or 7.0%, reflecting the higher gaming revenues.  Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $4,932,000 and $1,184,000, respectively.  Additionally, amounts allocated from the video lottery operation for harness horse racing purses increased from $17,547,000 in the first nine months of 2005 to $19,094,000 in the first nine months of 2006.

Other operating expenses increased by $700,000, or 7.1%.  Expenses related to our rooms operations increased by $187,000 as a result of higher housekeeping costs.  Expenses related to our food and beverage operations were $8,795,000 in the first nine months of 2006 as compared to $8,286,000 in the first nine months of 2005.  The increase resulted primarily from the increase in food and beverage sales and higher wages and pension costs.  Additionally, fewer expenses were allocated to the gaming operations through interdepartmental charges in 2006 since a lower percentage of gross revenues represent promotional items provided to gaming customers on a complimentary basis.

General and administrative expenses increased by $1,001,000 to $4,537,000 from $3,536,000 in the first nine months of 2005 primarily the result of stock-based compensation expense from the adoption of FASB Statement No. 123R effective January 1, 2006, higher wages and benefits costs, increased legal fees and the write-off of office expansion costs.

Depreciation expense increased slightly to $5,276,000 in the first nine months of 2006 from $5,240,000 in the first nine months of 2005.

Interest expense increased by $845,000 due to an increase in the Company’s average interest rate from 4.0% during the first nine months of 2005 to 5.9% during the first nine months of 2006, higher average outstanding borrowings on the Company’s credit facility during the first nine months of 2006 as compared to the first nine months of 2005 due to the self-tender in January 2006 and increased capital expenditures, primarily related to our hotel expansion.

The Company’s effective income tax rates were 41.1% and 40.7% for the nine months ended September 30, 2006 and 2005, respectively.  The increase in the effective rate was due to the non-deductibility of stock-based compensation expense recorded as a result of adopting FASB Statement No. 123R.

Net earnings were $19,311,000 in the first nine months of 2006 as compared to $16,818,000 in the first nine months of 2005.  The increase of $2,493,000, or 14.8%, was due to the improved results for our gaming operations that resulted from an increase in slot win, as well as improvements in other operations, partially offset by increased general and administrative expenses and interest expense.

Liquidity and Capital Resources

Net cash provided by operating activities was $23,526,000 for the nine months ended September 30, 2006 compared to $19,178,000 for the nine months ended September 30, 2005.  The increase was primarily due to the increase in net earnings from $16,818,000 for the nine months ended September 30, 2005 to $19,311,000 for the nine months ended September 30, 2006 and the timing of payments to vendors.  These increases were partially offset by increased income tax payments.

Net cash used in investing activities was $11,689,000 for the nine months ended September 30, 2006 compared to $3,944,000 for the nine months ended September 30, 2005.  Capital expenditures for the first nine months of 2006 related primarily to the Dover Downs Hotel expansion and the improvements to the heating and cooling systems for the entire facility.  Capital expenditures for the first nine months of 2005 related primarily to the conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology, payments related to our customer management and slot data system and the addition of new harness track lighting.

Net cash used in financing activities was $10,095,000 for the nine months ended September 30, 2006 compared to $15,499,000 for the nine months ended September 30, 2005.  The Company had net borrowings of $28,500,000 during the first nine months of 2006 primarily to fund stock repurchases of $35,052,000.  The Company had net repayments of $11,175,000 during the first nine months of 2005.  The Company paid $4,051,000 and $4,303,000 in quarterly cash dividends during the nine months ended September 30, 2006 and 2005, respectively.

On October 25, 2006, the Company’s Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.045 per share.  The dividend is payable on December 10, 2006 to shareholders of record at the close of business on November 10, 2006.

Based on current business conditions, the Company expects to make additional capital expenditures of approximately $2,500,000 through December 31, 2006, not including any amounts related to the hotel expansion.  These expenditures primarily relate to casino renovations and improvements in our food & beverage departments.  Estimated remaining capital expenditures increased subsequent to the end of the first quarter ended March 31, 2006 as a result of the Company’s decision to undertake a project to completely modernize its heating, cooling and lighting systems in order to make them more energy efficient.  On March 16, 2006, the Company announced an expansion plan that will more than double the number of hotel rooms and add a luxurious 6,000 square-foot spa to the Dover Downs Hotel & Casino.  The estimated cost of the expansion is $53,600,000, of which approximately $20,000,000 is expected to be paid in 2006.  As of September 30, 2006, the Company had paid approximately $7,600,000 related to the hotel expansion.  Construction began in the second quarter of 2006 and is expected to be completed in the fall of 2007.  Additionally, the Company contributed $1,025,000 to its pension plans during the first nine months of 2006, of which $250,000 was contributed during the three months ended September 30, 2006.  The Company expects to contribute $1,250,000 to its plans for the year ended December 31, 2006.

On December 19, 2005, the Company’s Board of Directors authorized the Company to commence a tender offer to purchase up to 1,595,906 shares of its common stock and up to 1,988,202 shares of its Class A common stock at a fixed price of $9.67 per share.  The offer expired on January 19, 2006. The Company purchased 1,595,906 shares of its common stock and 1,987,500 shares of its Class A common stock for $34,996,000, including expenses, in connection with the tender offer. The tender offer was funded with borrowings on the Company’s unsecured revolving line of credit.

The Company has a $105,000,000 credit facility pursuant to an amended and restated credit agreement with Wilmington Trust Company dated March 25, 2002, as amended, that expires on April 17, 2011.  Interest is based, at the Company’s option, upon LIBOR plus a margin that varies between 75 and 125 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points depending on the leverage ratio.  The terms of the credit facility contain, among others, minimum net worth, interest coverage and maximum leverage covenant requirements.  Material adverse changes in the Company’s results of operations could impact its ability to maintain financial ratios necessary to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including the proposed expansion of our hotel that was announced by the Company on March 16, 2006) and other general corporate purposes.  At September 30, 2006, the Company was in compliance with all terms of the facility and there was $52,575,000 outstanding at a weighted average interest rate of 6.1%. At September 30, 2006, $52,425,000 was available pursuant to the facility.

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

Points Program

The Company currently has a point loyalty program for its video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points may be redeemed for various services and merchandise throughout the gaming facility and for cash under certain circumstances.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $2,016,000 and $2,289,000, respectively, at September 30, 2006 and December 31, 2005, the Company estimates a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

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

Recent Accounting Pronouncements

See NOTE 3—Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations, financial condition and cash flows.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose it to market risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $52,575,000 at September 30, 2006 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at September 30, 2006 would cause a change in total annual interest costs of $526,000. The carrying values of these borrowings approximate their fair values at September 30, 2006.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of September 30, 2006, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.            Legal Proceedings

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material negative effect on our financial condition, cash flows or profitability.

Item 1A.         Risk Factors

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, “Factors That May Affect Operating Results; Forward-Looking Statements,” beginning on page 18.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, the Company’s Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization does not obligate the Company to acquire any specific number of shares and may be suspended at any time. No purchases of the Company’s equity securities were made during the three months ended September 30, 2006.  At September 30, 2006, the Company had remaining repurchase authority of 2,668,733 shares.

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

DATED: November 3, 2006	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and
Chief Financial Officer