Form 10-K
period 2006-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2007-03-06
CIK 1162556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of common stock held by non-affiliates of the registrant was $268,410,178 as of June 30, 2006 (the last day of our most recently completed second quarter).

As of February 28, 2007, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	15,642,707 shares
Class A Common Stock -	17,003,173 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders held April 25, 2007 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

Item 1.            Business

We are a diversified gaming and entertainment company whose operations consist of Dover Downs Slots — a 97,000 square-foot video lottery (slots) casino complex; the Dover Downs Hotel — featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.  Our entertainment complex is located in Dover, the capital of the State of Delaware.

Dover Downs Gaming & Entertainment, Inc. is a public holding company that has two wholly owned subsidiaries: Dover Downs, Inc. and Dover Downs Management Corp.  Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness racing operations in 1969.  In June of 1994, legislation authorizing video lottery operations in the State of Delaware (the “State”) was adopted. Our video lottery (slots) casino operations began on December 29, 1995.  As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) (“DVD”), and became the operating entity for all of DVD’s gaming operations.

Dover Downs Gaming & Entertainment, Inc. was incorporated in the State in December of 2001 as a wholly owned subsidiary of DVD.  Effective March 31, 2002, DVD completed a tax-free spin-off of its gaming operations by contributing 100% of the issued and outstanding common stock of Dover Downs, Inc. to  Dover Downs Gaming & Entertainment, Inc., and subsequently distributing 100% of our issued and outstanding common stock to DVD stockholders.  Immediately following the spin-off, Dover Downs Gaming & Entertainment, Inc. became an independent public company.

Dover Downs, Inc. is authorized to conduct video lottery operations as a “Licensed Agent” under the Delaware State Lottery Code. Pursuant to Delaware’s Horse Racing Redevelopment Act, enacted in 1994, the Delaware State Lottery Office administers and controls the operation of the video lottery.

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain our license to conduct video lottery operations, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 38 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.

Dover Downs Slots

Our video lottery (slot) machine casino opened in December 1995 with approximately 500 video lottery (slot) machines.  Due to its popularity, the video lottery (slot) machine casino has expanded five times since its opening and the number of machines has increased steadily to 2,724 at December 31, 2006.  The most recent expansion, which was completed in July of 2006, converted 4,000 square-feet of space within our existing complex to gaming space and added more than 200 new machines.

In the first quarter of 2006, the State of Delaware passed legislation which allowed us to expand our operating hours, add additional slot machines and provide free promotional play through our recently enhanced slots marketing system.  We now operate 24 hours per day, except on Sunday morning from 6am to noon.  The legislation increased the number of allowable slot machines for each of the three licensed facilities in Delaware from 2,500 to 4,000.  Each slot machine in excess of 2,500 requires payment of an annual fee of $1,100 per machine for the first 500 machines added, $700 per machine for the next 500 machines added, and $300 per machine for the last 500 machines added.

Since legislation now allows us to operate up to 4,000 video lottery (slot) machines, we are proceeding with our plans to expand the casino facility.  We are currently finalizing a bid package for the Phase VI expansion of our casino which is expected to include additional casino space, as well as restaurant and retail offerings.

Our video lottery (slot) machines range from our popular penny machines to $100 machines in the Premium Slots area and include most popular games found in the country’s major gaming jurisdictions.  We have recently added multi-player electronic table games, such as Blackjack and Poker, which accomodate up to five players in an interactive setting that features a virtual dealer.  Additional amenities include the Garden Cafe, which becomes a lounge with live entertainment several nights a week.  The Las Vegas style video lottery casino housing the gaming equipment was designed and built using expertise from Caesars World Gaming Development Corporation (“Caesars”), a leader in the gaming industry.  Our facilities are open every day of the year, except Christmas and Easter, and were visited by approximately 3 million patrons in 2006.

The Delaware State Lottery Office administers and controls our video lottery (slot) machine operations. We are a Licensed Agent authorized to conduct video lottery operations under the Delaware State Lottery Code and one of only three locations permitted to do so in the State of Delaware. We are permitted by law to set the payout to customers between 87% and 95%.

We use sophisticated database marketing to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments. Our Capital Club®, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs. Membership in this club currently stands at approximately 143,000 active patrons.  Our state-of-the-art customer management and slot data system allows us to market our property more effectively and has allowed for the conversion of our entire casino floor to ticket-in, ticket-out (cashless) technology.

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

On May 30, 2003, the Advisory Council on Video Lottery Planning, a committee created by the Delaware House of Representatives (the “Committee”), issued a favorable assessment as to the merits of conducting sports wagering in the State through its video lottery agents.  The Committee concluded that sports gaming is feasible in the State, outlined proposed structures for its implementation and provided various financial projections.  The report has been provided to the Delaware General Assembly for consideration.  By Federal law, Delaware is the only state east of Montana, and one of only four states in the United States, where sports betting is legally permitted.  Enabling legislation needed to establish sports gaming operations at our property is being discussed by the Delaware legislature.

Dover Downs Hotel

Our luxury hotel facility, the Dover Downs Hotel, connects to our casino.  The facility was completed in April 2002 and includes 232 rooms, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and health spa.  When we built the hotel we also built a 425-seat buffet restaurant and renovated our enclosed harness racing grandstand with state-of-the-art simulcasting facilities.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, trade shows and conferences, we are able to attract new patrons and lengthen the stay of current patrons.  Since opening the Dover Downs Hotel, we have managed its operations ourselves.  In 2006, hotel occupancy averaged almost 97% and the hotel was awarded the AAA Four Diamond Award for the fourth consecutive year.

On March 16, 2006, we announced an expansion plan that will more than double the number of hotel rooms from 232 to 500, including eleven luxury spa suites, and add a luxurious 6,000 square-foot spa to the Dover Downs Hotel.  Construction began in the second quarter of 2006 and is expected to be completed in the fall of 2007.  The estimated cost of the expansion is $53,600,000, of which approximately $16,400,000 was paid through 2006.

Dover Downs Raceway

Dover Downs Raceway has presented pari-mutuel harness racing events for 38 consecutive years. Live harness races are conducted at Dover Downs Raceway between November and April and are simulcast to more than 400 tracks and other off-track betting locations across North America on each of our more than 130 live race dates.  The harness horse racing track is a 5/8-mile track and is lighted for nighttime operations.  The track is adjacent to our casino and hotel on land owned by DVD on the inside of DVD’s auto racing superspeedway.  Use of the track is pursuant to an easement granted by DVD which does not require the payment of any rent.

Within our main grandstand is the simulcast parlor where our patrons can wager on harness and thoroughbred races received by satellite into Dover Downs Raceway year round from numerous tracks across North America.  Television monitors throughout the parlor area provide views of all races simultaneously and the parlor’s betting windows are connected to a central computer allowing bets to be received on all races from all tracks.  Additional amenities include the Winners Circle® Restaurant.

Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission. We hold a license from the Commission authorizing us to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races.

In harness racing competing horses are harnessed to a two-wheeled sulky, which carries the driver.  Pari-mutuel wagering is pooled betting by which the wagering public, not the track, determines the odds and the payoff. The track retains a commission, which is a percentage of the total amount wagered, or the “handle.”  Simulcasting is the transmission of live horse racing by television, cable or satellite signal from one race track to another with pari-mutuel wagering being conducted at the sending and receiving track and a portion of the handle being shared by the sending and receiving tracks.

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

We have an agreement with the Delaware Standardbred Owner’s Association, Inc. (“DSOA”) effective August 1, 2003 and continuing through July 31, 2007. We believe that the agreement will be renegotiated in 2007 at terms similar to those in the current agreement.  DSOA’s membership consists of owners, trainers and drivers of harness horses participating in harness race meetings at our facilities and elsewhere in the United States and Canada. The DSOA has been organized and exists for the purpose of promoting the sport of harness racing; improving the lot of owners, drivers and trainers of harness racing horses participating in race meetings; establishing health, welfare and insurance programs for owners, drivers and trainers of harness racing horses; negotiating with harness racing tracks on behalf of owners, trainers, drivers and grooms of harness racing horses; and generally rendering assistance to them whenever and wherever possible. Under the DSOA agreement, we are required to distribute as purses for races conducted at our facilities a percentage of our retained share of pari-mutuel revenues.

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

Video Lottery (Slot) Operations

General.  Video lottery (slot) operations are by statute operated and administered by the Director of the Delaware State Lottery Office (the “Lottery Director”).  We are a Licensed Agent authorized to conduct video lottery (slot) operations under the Delaware State Lottery Code.

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

Licensing Requirements.  We were granted a license on December 13, 1995.  Delaware gaming licenses do not have an expiration date.

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

Ownership Changes.  Under Delaware law, a change of ownership of a Licensed Agent will automatically terminate its license 90 days after the change of ownership occurs, unless the Lottery Director determines after application to issue a new license to the new owners.  Change of ownership may occur if any new individual or entity acquires, directly or indirectly, 10% or more of the Licensed Agent or if more than 20% of the legal or beneficial interest in the Licensed Agent is transferred, whether by direct or indirect means.  The Commission may require extensive background investigations of any new owner acquiring a 10% or greater interest in a Licensed Agent, including criminal background checks.  Accordingly, we have a restrictive legend on our shares of common stock which require that (a) any holders of common stock found to be disqualified or unsuitable or not possessing the qualifications required by any appropriate gaming authority could be required to dispose of such stock and (b) any holder of common stock intending to acquire 10% or more of our outstanding common stock must first obtain prior written approval from the Delaware State Lottery Office.

Harness Racing Events.  In order to maintain our license for video lottery (slot) machine gaming, we are required to maintain our license for harness horse racing with the Commission and must conduct a minimum of 80 live race days each racing season, subject to the availability of racing stock.

Control Over Equipment and Technology.  We do not own or lease the video lottery (slot) machines or computer systems used by the State in connection with our video lottery gaming operations.  The Lottery Director enters into contracts directly with the providers of the video lottery (slot) machines and computer systems (the “Technology Providers”).  Equipment is provided to the State by sale or lease and all Technology Providers must be licensed by the Lottery Director.  Our operations could be disrupted in the event that a licensed Technology Provider in any way breaches its agreement with the State or ceases to be properly licensed for any reason.  Such an event would be outside of our control.

Harness Racing and Pari-Mutuel Wagering

Licensing Requirements.  Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission.  We hold a license from the Commission by which we are authorized to hold harness race meetings on our premises and to make, conduct and sell pools by the use of pari-mutuel machines or totalizators.  The license must be renewed on an annual basis.  The Commission may reject an application for a license for any cause which it deems sufficient and the action of the Commission is final.  The Commission may also suspend or revoke a license which it has issued and its action in that respect is final, subject to review, upon questions of law only, by the Superior Court of the County within which the license was granted.  The action of the Commission stands unless and until reversed by the Court.  We have received an annual license from the Commission for the past 38 consecutive years and management believes that our relationship with the Commission remains good.  However, there can be no assurances that we will continue to be licensed by the Commission in the future.

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

The Internal Revenue Service (“IRS”) requires operators of casinos located in the United States to file information returns for United States citizens, including names and addresses of winners, for all winnings in excess of stipulated amounts. The IRS also requires operators to withhold taxes on certain winnings.

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

Competition

The gaming industry in the United States is intensely competitive and features many participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery (slot) and poker machines, whether or not located in casinos, native American gaming, pari-mutuel wagering on live and simulcast horse racing, off-track betting, state run lotteries, internet gambling and other forms of gambling. Gaming competition is particularly intense in each of these sectors.

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors.  The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  Approximately 70% of our Capital Club member slot win comes from out of state patrons.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will have on us, but several of these facilities in Pennsylvania began operations in the latter half of 2006.  Pennsylvania has one of the highest effective tax rates on slot machine gaming in the country and charges an up front $50,000,000 license fee to the horse racing and casino venues that are granted a gaming license.  Management has estimated that slot win from Pennsylvania patrons represents approximately 5% of our total slot win.

Pennsylvania, Maryland and New Jersey all have state-run lotteries. Atlantic City, New Jersey is located approximately 100 miles from our entertainment facility and offers a full range of gaming products. Maryland, Virginia and Washington, D.C. do not permit video lottery (slot) machine operations.

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

Growth Strategies

We offer a unique gaming and entertainment experience and make available to our patrons a number of different options: slot machine gaming, live harness horse racing, fine dining, national recording and entertainment acts, live boxing and simulcasting of thoroughbred and harness horse races from across North America. Our mission is simple: to provide all of our customers a premier gaming and entertainment experience with a focus on unparalleled customer service.  Our growth strategy is to foster customer loyalty by following this mission, focus on our most valuable customers, expand and improve the quality of our slot gaming positions, enhance our gaming products with additional entertainment offerings and create an exciting gaming environment while focusing on areas that we believe will increase our revenue and profitability. Our efforts in this regard include the following:

Increase The Utilization Of Our Casino

We use a sophisticated database marketing program to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs. Membership in this club currently stands at approximately 143,000 active patrons.  This state-of-the-art customer management and slot data system allows us to market our property more effectively and has allowed for the conversion of a majority of our casino floor to ticket-in, ticket-out (cashless) technology.  As of December 31, 2006, we have converted virtually our entire casino floor to ticket-in, ticket-out technology.  We expect to increase attendance at both our casino and hotel through effective promotional use of our database and by making improvements to our facilities and gaming offerings based on what we learn from our Capital Club members. For example, we continue to add machines with differing denominations and progressive slot machines with large jackpot sizes because they offer patrons a more exciting gaming experience. Additionally, we have recently added multi-player electronic table games, such as Blackjack and Poker, which seat up to five players in an interactive setting that features a virtual dealer.

In the first quarter of 2006, the State of Delaware passed legislation which allowed us to expand our operating hours, add additional slot machines and provide free promotional play through our recently enhanced slots marketing system.  We now operate 24 hours per day, except on Sunday morning from 6am to noon.  The legislation increased the number of allowable slot machines for each of the three licensed facilities in Delaware from 2,500 to 4,000.  Each slot machine in excess of 2,500 requires payment of an annual fee of $1,100 per machine for the first 500 machines added, $700 per machine for the next 500 machines added, and $300 per machine for the last 500 machines added.  In July of 2006, we converted 4,000 square-feet of space within our existing complex to gaming space and we added more than 200 new machines. We have determined that there is a demand for additional machines and amenities and are proceeding with our plans to expand the casino facility.  We are currently finalizing a bid package for the Phase VI expansion of our casino which is expected to include additional casino space, as well as restaurant and retail offerings.

On May 30, 2003, a committee created by the Delaware House of Representatives issued a favorable assessment as to the merits of conducting sports wagering in the State through its three video lottery agents.  The Committee concluded that sports gaming is feasible in the State, outlined proposed structures for its implementation and provided various financial projections.  The report has been provided to the Delaware General Assembly for consideration.  By Federal law, Delaware is the only state east of Montana, and one of only four states in the United States, where sports betting is legally permitted.  Enabling legislation needed to establish sports gaming operations at our property is being discussed by the Delaware legislature.

Capitalize On Our Luxury Hotel

Our luxury hotel facility, the Dover Downs Hotel, is located adjacent to our casino.  It is the only hotel in the Dover area, and one of only three hotels in the State, to receive the AAA Four Diamond Award.  The facility was completed in April 2002 and includes 232 rooms, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and health spa.  Construction that occurred simultaneously with building the hotel included, among other things, building a new 425-seat buffet restaurant and renovating the enclosed harness racing grandstand with state-of-the-art simulcasting facilities.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, trade shows and conferences, we are able to attract new patrons and lengthen the stay of current patrons.

On March 16, 2006, we announced an expansion plan that will more than double the number of hotel rooms from 232 to 500, including eleven luxury spa suites, and add a luxurious 6,000 square-foot spa to the Dover Downs Hotel.  Construction began in the second quarter of 2006 and is expected to be completed in the fall of 2007.  The estimated cost of the expansion is $53,600,000, of which approximately $16,400,000 was paid through 2006.

Increase Wagering On Live Harness Horse Racing Through Increased Purse Levels

With a percentage of video lottery (slot) machine revenues supplementing the purses for the horsemen, we have experienced dramatic increases in the amount of our purses.  By the end of our 2005-2006 season, our average daily purse distribution increased to approximately $200,000 from $8,000 in 1995.  The result is that we continue to attract higher quality horses.  We have prestigious events such as our annual “Progress Pace” with an estimated $400,000 purse, an event which attracts the country’s top three-year-old horses.  Bettors are attracted to races with larger purses and typically wager more on the higher quality and more predictable horses. We have also completed various upgrades to enhance the harness horse racing facilities, including renovations to the track and grounds, receiving barn and paddock areas and, more recently, our simulcast parlor which has state-of-the-art facilities that allow year round wagering. We continue to focus on improvements that we believe allow us to increase attendance and wagering, including wagering on our events from other tracks and off-track wagering facilities that receive our racing signal.

Seasonality

Our quarterly operating results are affected by weather and the general economic conditions in the United States.  Our quarterly operating results are generally distributed evenly throughout the year. However, the results for any quarter are not necessarily indicative of results to be expected in any future period.

Employees

As of December 31, 2006, we had 772 full-time employees and 116 part-time employees. We engage temporary personnel to assist during our live harness racing season. None of our employees are party to a collective bargaining agreement and we believe that our relationship with our employees is good.

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

Item 1B.         Unresolved Staff Comments

We have not received any written comments that were issued more than 180 days before December 31, 2006, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.            Properties

We own our principal executive office located in Dover, Delaware; Dover Downs Slots—our 97,000 square-foot casino; the Dover Downs Hotel—featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and the Dover Downs Raceway—indoor grandstands, betting and simulcasting parlors, all of which are located at our entertainment complex situated on approximately 69 acres of land owned by us.

Our use of DVD’s 5/8-mile harness racing track is pursuant to an easement granted to us by DVD which does not require the payment of any rent. Under the terms of the easement, we have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The harness track is located on property owned by DVD and is on the inside of DVD’s motorsports superspeedway.  Our indoor grandstands are used by DVD at no charge in connection with its major motorsports events. DVD also leases its principal office space from us.  Various easements and agreements relative to access, utilities and parking have also been entered into between DVD and us relative to our respective Dover, Delaware facilities.

 Intellectual Property

We have various registered and common law trademark rights, including, but not limited to, ”Dover Downs Gaming & Entertainment,” “Dover Downs,” “Dover Downs Raceway,” “Dover Downs Slots,” “Capital Club,” “Capital Gold,” “Capital Platinum,” “Dover Downs Hotel & Casino,” “Dover Downs is Cooking,” “Sweet Perks,” “Gazebo Bar,” “Winners Circle,” “Michele’s at Dover Downs,” “Rollins Center,” “$1 Million Jackpot Slot,” “Come Play!.”  We also have limited rights to use the names and logos of other businesses in connection with promoting our facilities and special events at those facilities.  Due to the value of our intellectual property rights for promotional purposes, it is our intention to vigorously protect these rights, through litigation, if necessary.

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

Part II

Item 5.                                   Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “DDE.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 28, 2007, there were 15,642,707 shares of common stock and 17,003,173 shares of Class A common stock outstanding.  There were 1,059 holders of record for common stock and 14 holders of record for Class A common stock.

The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2006 and 2005 are detailed in the following table.

Quarter Ended:	High	Low	Dividends Declared
December 31, 2006	$15.50	$11.89	$0.045
September 30, 2006	$20.60	$11.73	$0.045
June 30, 2006	$20.15	$14.53	$0.045
March 31, 2006	$14.70	$9.33	$0.040

December 31, 2005	$9.63	$7.97	$0.040
September 30, 2005	$10.09	$8.67	$0.040
June 30, 2005	$9.20	$7.67	$0.040
March 31, 2005	$9.72	$7.73	$0.040

The amounts for 2005 and the quarters ended March 31, 2006 and June 30, 2006 have been adjusted to reflect the three-for-two split of our common stock and Class A common stock which was effective June 15, 2006.

Equity Compensation Plan Information

We have a stock incentive plan which provides for the grant of up to 2,250,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Refer to NOTE 8-Stockholders’ Equity to our consolidated financial statements included elsewhere in this document for further discussion.  Securities authorized for issuance under equity compensation plans at December 31, 2006 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	953,749	$6.86	959,909

Equity compensation plans not approved by security holders	—	—	—
Total	953,749	$6.86	959,909

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate us to acquire any specific number of shares and may be suspended at any time.  At December 31, 2006, we had remaining repurchase authority of 2,668,733 shares.

On April 26, 2006, our Board of Directors approved a three-for-two split of both classes of our common stock. The split was effected in the form of a stock dividend by issuing one additional share of stock for every two shares of stock held. On June 15, 2006, 4,967,650 shares of common stock and 5,837,343 shares of Class A common stock were distributed to shareholders of record at the close of business on May 10, 2006.  No fractional shares were issued.  Shareholders were paid cash in lieu of any fractional shares.  All share and per share amounts have been restated to give effect to the stock split.

Common Stock Performance

The graph below compares the cumulative total return of the following:

•                  our Common Stock;

•                  the Russell 2000 Index; and

•                  an index of peer companies.

The peer index we selected consists of the following companies engaged in the gaming business:  Dover Downs Gaming & Entertainment, Inc., MTR Gaming Group, Inc., Ameristar Casinos, Inc., Penn National Gaming, Inc., Churchill Downs, Inc., Pinnacle Entertainment, Inc., and Magna Entertainment Corp.  The graph assumes that the value of the investment in our Common Stock and each index was 100 at April 1, 2002 (the date of our spin-off from Dover Motorsports, Inc.) and all dividends were reinvested.  The comparisons in this table are required by the Securities and Exchange Commission and, therefore, are not intended to forecast or be necessarily indicative of any future return on our Common Stock.

COMPARISON OF 57 MONTH CUMULATIVE TOTAL RETURN*

AMONG DOVER DOWNS GAMING & ENTERTAINMENT, INC., THE RUSSELL 2000 INDEX

AND A PEER GROUP

*                   $100 invested on April 1, 2002 in stock or index—including reinvestment of dividends.  Fiscal year ending December 31.

Item 6.            Selected Financial Data

The table below has selected consolidated financial data from our consolidated financial statements for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.  This information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes contained elsewhere in this document.

Five Year Selected Financial Data

	Years Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statement of Earnings Data (in thousands, except per share data):
Revenues:
Gaming	$220,412	$202,372	$193,922	$175,023	$193,723
Other operating	16,039	14,480	13,822	13,809	12,752
	236,451	216,852	207,744	188,832	206,475
Less — non-recurring gaming charge (a)	—	—	448	—	—
	236,451	216,852	207,296	188,832	206,475
Expenses:
Gaming	163,288	151,973	152,725	138,423	148,817
Non-recurring gaming charge (a)	—	—	1,802	—	—
Other operating	14,202	13,167	13,013	9,899	10,351
General and administrative	5,905	4,765	4,603	4,317	5,061
Depreciation	7,146	6,998	6,791	6,287	5,176
	190,541	176,903	178,934	158,926	169,405

Gain on sale of shopping center (b)	—	5,837	—	—	—
Operating earnings	45,910	45,786	28,362	29,906	37,070
Interest expense	(2,943)	(1,875)	(762)	(842)	(903)
Earnings before income taxes	42,967	43,911	27,600	29,064	36,167
Income taxes	(17,639)	(17,871)	(11,219)	(11,827)	(14,725)
Net earnings	$25,328	$26,040	$16,381	$17,237	$21,442

Net earnings per common share (d):
Basic	$0.78	$0.73	$0.41	$0.43	$0.53
Diluted	$0.77	$0.72	$0.41	$0.43	$0.53

Dividends declared per common share (d)	$0.175	$0.16	$0.15	$0.13	$0.08

Selected Consolidated Operating Data (unaudited):
Average number of slot machines	2,599	2,500	2,432	2,000	2,000
Casino square-footage	97,000	91,000	91,000	80,000	80,000

	December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data (in thousands):
Working capital	$11,979	$9,216	$8,505	$8,917	$7,117
Total assets	173,027	153,461	160,300	152,159	152,506
Long-term debt (b)	59,425	24,075	51,950	31,225	40,890
Total stockholders’ equity (c)	77,259	93,270	72,770	94,975	84,439

(a)             Effective December 2004, we changed our policy relating to our point loyalty program to allow points earned by customers to be redeemed for cash under certain circumstances.  As a result, we recorded a non-recurring charge of $2,250,000 ($1,338,000 after income tax benefit) in the fourth quarter of 2004 to record the net impact of the program change.  The estimated amount of points redeemable for cash was recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise was recorded as gaming expense.

(b)            On December 28, 2005, we closed on the sale of a shopping center we owned in Dover, Delaware.  The sales price was $12,450,000 and we recognized a gain on the sale of $5,837,000 ($3,461,000 after income taxes).  The proceeds from the sale were used to pay down outstanding amounts on our credit facility.

(c)             On November 10, 2004, we commenced a tender offer to purchase up to 1,560,632 shares of our common stock and up to 2,411,259 shares of our Class A common stock at a fixed price of $8.00 per share.  The offer expired on December 10, 2004.  We purchased 1,560,632 shares of our common stock and 2,400,000 shares of our Class A common stock for $32,045,000, including expenses, in connection with the tender offer.

On December 19, 2005, we commenced a tender offer to purchase up to 1,595,906 shares of our common stock and up to 1,988,202 shares of our Class A common stock at a fixed price of $9.67 per share.  The offer expired on January 19, 2006. We purchased 1,595,906 shares of our common stock and 1,987,500 shares of our Class A common stock for $34,996,000, including expenses, in connection with the tender offer.

(d)         On April 26, 2006, our Board of Directors approved a three-for-two split of both classes of our common stock. The split was effected in the form of a stock dividend by issuing one additional share of stock for every two shares of stock held. On June 15, 2006, 4,967,650 shares of common stock and 5,837,343 shares of Class A common stock were distributed to shareholders of record at the close of business on May 10, 2006.  No fractional shares were issued.  Shareholders were paid cash in lieu of any fractional shares.  All share and per share amounts have been restated to give effect to the stock split.

Item 7.                                   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is based upon and should be read together with the consolidated financial statements and notes thereto included elsewhere in this document.

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots — a 97,000 square-foot video lottery (slots) casino complex; the Dover Downs Hotel — featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

Approximately 90% of our revenue is derived from video lottery (slot) machine win.  Several factors contribute to the video lottery (slot) machine win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in our market,

•                  The quantity and types of slot machines available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels, and

•                  Marketing programs.

We believe that we hold a strong position in each of these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive. According to the 2000 United States Census, approximately 32.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, only three existing horse racing facilities in the State are allowed to have a gaming license.  Our property, designed and developed with the assistance of Caesars, is similar to properties found in the country’s largest gaming markets.  We offer the only luxury hotel in the Delaware gaming market, providing a strong marketing tool, especially to higher-end players.  We also utilize our recently improved slot marketing system to allow for the most efficient marketing programs and the highest levels of customer service.

Because all of our operations are located at one facility, we face the risk of increased competition from the legalization of new or additional gaming venues.  We have therefore focused on creating the region’s premier gaming destination and building and rewarding customer loyalty through innovative marketing efforts and unparalleled customer service.

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

For the video lottery operations, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in our consolidated financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the video lottery operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to us as our commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the video lottery (slot) machines and associated computer systems, and (iii) for harness horse racing purses. We recognize revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms, food and beverage sales and other miscellaneous income are recognized at the time the service is provided.

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Gaming revenues increased by $18,040,000, or 8.9%, to $220,412,000 in 2006, primarily the result of increased play in our casino. We believe that the increase in casino play can be attributed to the conversion of 4,000 square-feet of space within our existing complex to gaming space which allowed us to add more than 200 new machines, our marketing efforts using our player database which allows us to target specific customer segments, and our efforts to provide our customers with enhanced video lottery (slot) products and other amenities.  Our average number of machines increased from 2,500 in 2005 to 2,599 in 2006.

Other operating revenues were $16,039,000 in 2006 as compared to $14,480,000 in 2005.  Net rooms revenue increased $617,000 in 2006 compared to 2005 primarily due to an increase in cash sales and fewer rooms being provided to customers on a complimentary basis.  Net food and beverage revenues increased $1,168,000 to $10,946,000 from $9,778,000 in 2005 primarily due to an increase in sales at our premium buffet restaurant, an increase in banquet sales and the opening of a new coffee shop in our hotel lobby during the second quarter of 2006.  The remainder of the other operating revenue increase resulted mainly from an increase in concert ticket sales.  Partially offsetting these increases was a loss of $752,000 of rental income from a property we sold in December 2005.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $15,152,000 and $15,103,000 in 2006 and 2005, respectively.  Promotional allowances represented 48.6% and 51.1% of gross other operating revenues in 2006 and 2005, respectively.

Gaming expenses increased by $11,315,000, or 7.4%, reflecting the higher gaming revenues.  Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $6,793,000 and $1,629,000, respectively.  Additionally, amounts allocated from the video lottery operation for harness horse racing purses increased from $23,292,000 in 2005 to $25,333,000 in 2006.

Other operating expenses increased by $1,035,000, or 7.9%, slightly less than the percentage increase in revenues.  Expenses related to our rooms operations increased by $236,000.  Expenses related to our food and beverage operations were $11,815,000 in 2006 as compared to $10,999,000 in 2005.  The increase resulted primarily from higher payroll costs and increased food costs and supplies expenses due to the increase in food and beverage sales. Additionally, fewer expenses were allocated to the gaming operations through interdepartmental charges in 2006 since a lower percentage of gross revenues represent promotional items provided to gaming customers on a complimentary basis.

General and administrative expenses increased by $1,140,000 to $5,905,000 from $4,765,000 in 2005 primarily the result of stock-based compensation expense from the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123R effective January 1, 2006, higher wages and benefits costs, increased legal fees and the write-off of office expansion costs.

Depreciation expense increased slightly to $7,146,000 in 2006 from $6,998,000 in 2005.  The increase resulted primarily from the improvements to our heating, cooling and lighting systems which were placed in service during the later part of 2006 and the expansion of our gaming space within our existing facility.

Interest expense increased by $1,068,000 due to an increase in our average interest rate from 4.2% during 2005 to 5.9% during 2006 and higher average outstanding borrowings on our credit facility during 2006 as compared to 2005 due primarily to our self-tender in January 2006.

Our effective income tax rates were 41.1% and 40.7% for the years ended December 31, 2006 and 2005, respectively.  The increase in the effective rate was due primarily to the non-deductibility of stock-based compensation expense recorded as a result of adopting FASB Statement No. 123R.

Net earnings were $25,328,000 in 2006 as compared to $26,040,000 in 2005, a decrease of $712,000, or 2.7%.

On December 28, 2005, we closed on the sale of a shopping center we owned in Dover, Delaware.  The sales price was $12,450,000 and we recognized a gain on the sale of $5,837,000 ($3,461,000 after income taxes).  We believe that excluding the impact of this item will enhance comparative analysis of our operating results.  The following table reconciles and compares results reported in accordance with Generally Accepted Accounting Principles (“GAAP”) for 2006 and 2005 with results excluding the impact of the sale of the shopping center in 2005:

	2006	2005
GAAP net earnings	$25,328,000	$26,040,000
Gain on sale of shopping center, net of income taxes of $2,376,000	—	(3,461,000)
Adjusted net earnings	$25,328,000	$22,579,000

GAAP net earnings per common share — diluted	$0.77	$0.72
Gain on sale of shopping center, net of income taxes of $0.07	—	(0.09)
Adjusted net earnings per common share — diluted	$0.77	$0.63

Excluding the gain on sale of the shopping center in 2005, adjusted net earnings in 2006 increased $2,749,000, or 12.2%, to $25,328,000 compared to 2005 adjusted net earnings of $22,579,000.  The increase was primarily due to the improved results for our gaming operations that resulted from an increase in slot win, partially offset by increased general and administrative, depreciation and interest expenses.

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

Gaming revenues increased by $8,450,000, or 4.4%, to $202,372,000 in 2005, primarily the result of increased play in our casino.  During the first quarter of 2004, we added 500 new video lottery (slot) machines which increased our average number of machines from 2,432 in 2004 to 2,500 in 2005.

Other operating revenues were $14,480,000 in 2005 as compared to $13,822,000 in 2004.  Net rooms revenue increased $542,000 in 2005 as compared to 2004 primarily due to an increase in cash sales and fewer rooms being provided to customers on a complimentary basis.  Net food and beverage revenues increased $680,000 to $9,778,000 from $9,098,000 in 2004 primarily due to higher casino attendance.  Partially offsetting these increases was a decrease in concert revenues as a result of us promoting fewer shows in 2005 as compared to 2004, including a large outdoor concert promoted in 2004 that generated revenues of $840,000 which was not promoted in 2005.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $15,103,000 and $19,973,000 in 2005 and 2004, respectively.  The decrease in promotional allowances was primarily due to a decrease in retail room rates.  Promotional allowances represented 51% and 59% of gross other operating revenues in 2005 and 2004, respectively.

Gaming expenses decreased by $752,000 primarily due to the fact that we no longer incur expenses associated with a management agreement with Caesars that expired on December 28, 2004.  During 2004, we expensed $4,448,000 in gaming expenses pursuant to this agreement.  Additionally, we reduced our marketing and advertising costs in 2005 as compared to 2004.  Other gaming expenses increased as a result of our increased slot win.  Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $3,279,000 and $979,000, respectively.  Amounts allocated from the video lottery operation for harness horse racing purses increased from $22,269,000 in 2004 to $23,292,000 in 2005.

Other operating expenses increased by $154,000, or 1.2%.  Expenses related to our food and beverage operations were $10,999,000 in 2005 as compared to $9,669,000 in 2004.  The increase resulted primarily from higher payroll and related employee costs and food costs necessary to support added amenities at our facility, the increase in food and beverage sales and the addition of higher quality menu items. Additionally, fewer expenses were allocated to the gaming operations through interdepartmental charges in 2005 since a lower percentage of gross revenues represent promotional items provided to gaming customers on a complimentary basis as compared to 2004.  Partially offsetting these increases was a decrease in concert expenses of $2,599,000 as a result of us promoting fewer shows in 2005 as compared to 2004, including a large outdoor concert promoted in 2004 that was not promoted in 2005.

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

Interest expense increased by $1,113,000, primarily due to the increase in average outstanding borrowings during the year under our credit facility resulting from our self tender in the fourth quarter of 2004 and an increase in our average interest rate from 2.33% during 2004 to 4.23% during 2005.

Our effective income tax rates were 40.7% and 40.6% for the years ended December 31, 2005 and 2004, respectively.

Net earnings were $26,040,000 in 2005 as compared to $16,381,000 in 2004, an increase of $9,659,000, or 59.0%.

On December 28, 2005, we closed on the sale of a shopping center we owned in Dover, Delaware.  The sales price was $12,450,000 and we recognized a gain on the sale of $5,837,000 ($3,461,000 after income taxes).  Additionally, effective December 2004, we changed our policy relating to our point loyalty program to allow points earned by customers to be redeemed for cash under certain circumstances.  As a result, we recorded a non-recurring charge of $2,250,000 ($1,338,000 after income tax benefit) in the fourth quarter of 2004 to record the net impact of the program change.  We believe that excluding the impact of these items will enhance comparative analysis of our operating results.

The following table reconciles and compares results reported in accordance with GAAP for 2005 and 2004 with results excluding the impact of the sale of the shopping center in 2005 and the change in our point loyalty program in 2004:

	2005	2004
GAAP net earnings	$26,040,000	$16,381,000
Gain on sale of shopping center, net of income taxes of $2,376,000	(3,461,000)	—
Non-recurring charge for points, net of income tax benefit of $912,000	—	1,338,000
Adjusted net earnings	$22,579,000	$17,719,000

	2005	2004
GAAP net earnings per common share — diluted	$0.72	$0.41
Gain on sale of shopping center, net of income taxes of $0.07	(0.09)	—
Non-recurring charge for points, net of income tax benefit of $0.02	—	0.04
Adjusted net earnings per common share — diluted	$0.63	$0.45

Excluding the gain on sale of the shopping center in 2005 and the net, non-recurring charge for the 2004 change in our point loyalty program, adjusted net earnings in 2005 increased $4,860,000, or 27.4%, to $22,579,000 compared to 2004 adjusted net earnings of $17,719,000.  The increase was primarily due to the improved results for our gaming operations that resulted from an increase in slot win and the elimination of the Caesars’ management fee, partially offset by increased general and administrative, depreciation and interest expenses.

Liquidity and Capital Resources

Net cash provided by operating activities was $26,791,000 for the year ended December 31, 2006 compared to $29,521,000 for the year ended December 31, 2005.  The decrease was primarily due to the timing of income tax payments related to the gain on sale of a shopping center.  We sold the shopping center in December 2005; however, the income taxes on the gain on sale were paid in 2006.

Net cash used in investing activities was $22,065,000 for the year ended December 31, 2006 compared to net cash provided by investing activities of $6,406,000 for the year ended December 31, 2005.  Capital expenditures of $22,065,000 for 2006 related primarily to the Dover Downs Hotel expansion and the improvements to the heating, cooling and lighting systems for our entire entertainment complex.  Capital expenditures of $5,512,000 for 2005 related primarily to the conversion of video lottery (slot) machines to ticket-in, ticket-out (cashless) technology, payments related to our customer management and slot data system and the addition of new harness track lighting.  Proceeds from the sale of a shopping center, net of transaction costs, were $11,918,000 and included in cash provided by investing activities for the year ended December 31, 2005.

Net cash used in financing activities was $4,692,000 for the year ended December 31, 2006 compared to $33,629,000 for the year ended December 31, 2005.  We had net borrowings under our credit facility of $35,350,000 during 2006 primarily to fund stock repurchases of $35,052,000.  We did not repurchase any of our stock in 2005.  We made net repayments under our credit facility of $27,875,000 during 2005 which included the use of $11,918,000 of proceeds from the sale of a shopping center.  We paid $5,510,000 and $5,737,000 in cash dividends during 2006 and 2005, respectively.

On January 24, 2007, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.045 per share.  The dividend is payable on March 10, 2007 to shareholders of record at the close of business on February 10, 2007.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the years ended December 31, 2006 and 2005.  At December 31, 2006, we had remaining repurchase authority of 2,668,733 shares.

On March 16, 2006, we announced an expansion plan that will more than double the number of hotel rooms from 232 to 500, including eleven luxury spa suites, and add a luxurious 6,000 square-foot spa to the Dover Downs Hotel.  Construction began in the second quarter of 2006 and is expected to be completed in the fall of 2007.  The estimated cost of the hotel expansion is $53,600,000, of which approximately $16,400,000 was paid through 2006 with the remainder expected to be paid in 2007.  We are currently finalizing a bid package for the Phase VI expansion of our casino which is expected to include additional casino space, as well as restaurant and retail offerings.  Although we are currently unable to estimate the cost of the casino expansion, approximately $350,000 was paid in 2006 with the remainder of the expenditures expected to be paid in 2007 and early 2008.  Based on current business conditions, we expect to make additional capital expenditures of approximately $5,500,000 during 2007, primarily for casino equipment and improvements, an improved surveillance system and improvements in our food and beverage departments.  Additionally, we expect to contribute approximately $1,000,000 to our pension plans in 2007.

On December 19, 2005, we commenced a tender offer to purchase up to 1,595,906 shares of our common stock and up to 1,988,202 shares of our Class A common stock at a fixed price of $9.67 per share.  The offer expired on January 19, 2006. We purchased 1,595,906 shares of our common stock and 1,987,500 shares of our Class A common stock for $34,996,000, including expenses, in connection with the tender offer. The tender offer was funded with borrowings on our unsecured revolving line of credit.

We have a $105,000,000 credit facility with Wilmington Trust Company that expires on April 17, 2011.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including our hotel expansion) and other general corporate purposes.  At December 31, 2006, we were in compliance with all terms of the facility and there was $59,425,000 outstanding at a weighted average interest rate of 6.2%. At December 31, 2006, $45,575,000 was available pursuant to the facility.

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements at least through the next twelve months, as well as any cash dividends our Board of Directors may declare.  We expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

The introduction or expansion of gaming in and around our market area could have a material adverse effect on our cash flows and results of operations.  See Part I, Item 1 — Business included elsewhere in this document for further discussion.

Contractual Obligations

At December 31, 2006, we had the following contractual obligations:

		Payments Due by Period
	Total	2007	2008 — 2009	2010 — 2011	Thereafter
Revolving line of credit	$59,425,000	$—	$—	$59,425,000	$—
Estimated interest payments on revolving line of credit	15,900,000	3,700,000	7,400,000	4,800,000	—
Pension contributions	5,000,000	1,000,000	2,000,000	2,000,000	—
Purchase obligations	37,200,000	37,200,000	—	—	—
	$117,525,000	$41,900,000	$9,400,000	$66,225,000	$—

The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2006 and related interest rates.

Although we have no required minimum contribution related to our pension plans, we expect to contribute approximately $1,000,000 per year to the plans.

At December 31, 2006, we have purchase obligations related to the expansion of the Dover Downs Hotel.  On March 16, 2006, we announced an expansion plan that will more than double the number of hotel rooms from 232 to 500, including eleven luxury spa suites, and add a luxurious 6,000 square-foot spa to the Dover Downs Hotel.  Construction began in the second quarter of 2006 and is expected to be completed in the fall of 2007.  The estimated cost of the expansion is $53,600,000, of which approximately $16,400,000 was paid through 2006.

Related Party Transactions

See NOTE 9 — Related Party Transactions to our consolidated financial statements included elsewhere in this document for a full description of related party transactions.

Critical Accounting Policies

The accounting policies described below are those considered critical by us in preparing our consolidated financial statements and/or include significant estimates made by management using information available at the time the estimates are made.  As described below, these estimates could change materially if different information or assumptions were used.

Points Program

We currently have a point loyalty program for our video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points may be redeemed for various services and merchandise throughout the gaming facility and for cash under certain circumstances.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $2,010,000 and $2,289,000, respectively, at December 31, 2006 and 2005, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 5 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities.  These estimates require assumptions that are believed to be reasonable.  We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  No such events or changes in circumstances have occurred to date.  An impairment loss would be measured as the amount by which the carrying amount of the asset exceeds its fair value.  Generally, fair value will be determined using valuation techniques such as the present value of future cash flows.

Recent Accounting Pronouncements

See NOTE 2—Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this document for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

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

•                  expansion of gaming in neighboring jurisdications;

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

•                  our development and potential acquisition of new facilities;

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors.  The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  For example, in 2005, the Maryland Senate passed a bill providing for various gaming venues for the third straight year and for the third straight year could not reach any consensus with the Maryland House. Accordingly, no legislation was passed. Approximately 70% of our Capital Club member slot win comes from out of state patrons.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will have on us, but several facilities in Pennsylvania began operations by the end of 2006.  Pennsylvania has one of the highest effective tax rates on slot machine gaming in the country and charges an up front $50,000,000 license fee to the horse racing and casino venues that are granted a gaming license.  Management has estimated that slot win from Pennsylvania patrons represents approximately 5% of our total slot win.

All Of Our Facilities Are In One Location

Our facilities are located adjacent to one another at a single location in Dover, Delaware. Any prolonged disruption of operations at these facilities due to damage or destruction or other reasons could adversely affect our financial condition and results of operations. We maintain property and business interruption insurance to protect against such types of disruption, but there can be no assurance that the proceeds of such insurance would be adequate to repair or rebuild our facilities or to compensate us for lost profits.

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

We are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations are always subject to change, can be interpreted differently in the future, and new laws and regulations may be enacted which could adversely affect the tax, regulatory, operational or other aspects of our gaming operations. Furthermore, noncompliance with one or more of these laws and regulations could result in the imposition of substantial penalties against us.

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

Due to Our Concentrated Stock Ownership, Stockholders May Have No Effective Voice In Our Management

We have elected to be treated as a “controlled corporation” as defined by New York Stock Exchange Rule 303A.  We are a controlled corporation because a single person, Henry B. Tippie, the Chairman of our Board of Directors, controls in excess of fifty percent of our voting power. This means that he has the ability to determine the outcome of the election of directors at our annual meetings and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power. Such a concentration of voting power could also have the effect of delaying or preventing a third party from acquiring us at a premium.  In addition, as a controlled corporation, we are not required to comply with certain New York Stock Exchange rules.

Item 7A.         Quantitative And Qualitative Disclosure About Market Risk

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to market risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $59,425,000 at December 31, 2006 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at December 31, 2006 would cause a change in total annual interest costs of $594,000.  The carrying values of these borrowings approximate their fair values at December 31, 2006.

Item 8.      Financial Statements And Supplementary Data

Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm included in this report are shown on the Index to Consolidated Financial Statements on page 32.

Item 9.                                 Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.         Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dover Downs Gaming & Entertainment, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(c)), that Dover Downs Gaming & Entertainment, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Dover Downs Gaming & Entertainment, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, Dover Downs Gaming & Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 6, 2007 expressed an unqualified opinion on those consolidated financial statements.

                                                          KPMG LLP

Philadelphia, Pennsylvania
March 6, 2007

Item 9B.         Other Information

None.

Part III

Item 10.         Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2007.

We have a Code of Business Conduct applicable to all of our employees, including our Chief Executive Officer and Chief Financial Officer.  We also have a Code of Business Conduct and Ethics for Directors and Executive Officers and Related Party Transactions Policy applicable to all directors and executive officers.  Copies of these Codes and other corporate governance documents are available on our website at http://www.doverdowns.com under the heading Investor Relations. We will post on our website any amendments to, or waivers from, these Codes as required by law.

Executive Officers of the Registrant.  As of December 31, 2006, our executive officers were:

Name	Position	Age	Term of Office
Denis McGlynn	President and Chief Executive Officer	60	11/79 to date

Edward J. Sutor	Executive Vice President and Chief Operating Officer	57	3/99 to date

Timothy R. Horne	Sr. Vice President-Finance, Treasurer and Chief Financial Officer	40	11/96 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	47	7/99 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board since our initial public offering in 2002.  Mr. Tippie also serves as Chairman of the Board to DVD as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 27 years.  Mr. McGlynn also serves as President and Chief Executive Officer to DVD.

Edward J. Sutor has been Executive Vice President and Chief Operating Officer since 1999.  Previously, Mr. Sutor served as Senior Vice President of Finance at Caesars Atlantic City from 1983 until 1999.  Mr. Sutor previously served as Executive Vice President to DVD, a position he held from 1999 to 2002.

Timothy R. Horne has been Sr. Vice President-Finance, Treasurer and Chief Financial Officer since November 1996.  Mr. Horne previously served as Vice President-Finance and Chief Financial Officer to DVD.

Klaus M. Belohoubek has been Sr. Vice President-General Counsel and Secretary since 1999 and has provided us legal representation in various capacities since 1990.  Mr. Belohoubek also serves as Sr. Vice President-General Counsel and Secretary to DVD.

Item 11.         Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2007.

Item 12.                            Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2007.

Item 13.         Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2007.

Item 14.         Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2007.

Part IV

Item 15.         Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements — See accompanying Index to Consolidated Financial Statements on page 32.

(2)	Financial Statement Schedules — None.

(3)	Exhibits:

2.1

Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Form 10 filed on February 26, 2002, which was declared effective on March 7, 2002).

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

10.1                   Employee Benefits Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.2 to the Form 10 filed on January 16, 2002, which was declared effective on March 7, 2002).

10.2                   Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.3 to the Form 10 filed on January 16, 2002, which was declared effective on March 7, 2002).

10.3                   Tax Sharing Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.4 to the Form 10 filed on January 16, 2002, which was declared effective on March 7, 2002).

10.4                   Real Property Agreement dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on January 16, 2002, which was declared effective on March 7, 2002).

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

10.13             Fifth Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of April 18, 2006 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on April 21, 2006).

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

10.17             Amended and Restated Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Klaus M. Belohoubek dated February 13, 2006 (incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed on February 17, 2006).

10.18             Amended and Restated Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Patrick J. Bagley dated February 13, 2006 (incorporated herein by reference to Exhibit 10.5 to the Form 8-K filed on February 17, 2006).

10.19             Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed on August 6, 2004).

10.20             Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 29, 2004).

10.21             Form of Incentive Stock Option Agreement Used with Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2004).

10.22             Form of Restricted Stock Grant Agreement Used with Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 3, 2004).

10.23             Description of Annual Salary and Certain Discretionary Incentives to Executive Officers

21.1                   List of Subsidiaries of Dover Downs Gaming & Entertainment, Inc.

24.1                   Powers of Attorney for Directors

31.1                   Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2                   Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1                   Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                   Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1                   Information Statement dated as of March 7, 2002 (incorporated herein by reference to Exhibit 99.1 to the Form 10 filed on March 7, 2002).

99.2                   Audit Committee Charter of Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit B to our Proxy Statement filed on March 29, 2004).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 6, 2007	Dover Downs Gaming & Entertainment, Inc.
Registrant

	BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Timothy R. Horne	Sr. Vice President-Finance,	March 6, 2007
Timothy R. Horne	Treasurer and Chief Financial Officer

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering either of them to sign this report, or any amendments, on their behalf.

Henry B. Tippie, Chairman of the Board

Kenneth K. Chalmers, Director and Chairman of the Audit Committee

R. Randall Rollins, Director

Patrick J. Bagley, Director

John W. Rollins, Jr., Director

Jeffrey W. Rollins, Director

/s/ Denis McGlynn	As Attorney-in-Fact	March 6, 2007
Denis McGlynn	and Director

STATEMENT OF MANAGEMENT RESPONSIBILITY

Dover Downs Gaming & Entertainment, Inc. and subsidiaries’ (the “Company”) management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information included in the Company’s 2006 Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation, management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

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

We have audited the accompanying consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of earnings and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2, 7 and 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006 using the modified prospective method, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” on December 31, 2006, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dover Downs Gaming & Entertainment, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

                                                                       KPMG LLP

Philadelphia, Pennsylvania
March 6, 2007

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
	2006	2005	2004
Revenues:
Gaming	$220,412,000	$202,372,000	$193,922,000
Other operating	16,039,000	14,480,000	13,822,000
	236,451,000	216,852,000	207,744,000
Less — non-recurring gaming charge	—	—	448,000
	236,451,000	216,852,000	207,296,000
Expenses:
Gaming	163,288,000	151,973,000	152,725,000
Non-recurring gaming charge	—	—	1,802,000
Other operating	14,202,000	13,167,000	13,013,000
General and administrative	5,905,000	4,765,000	4,603,000
Depreciation	7,146,000	6,998,000	6,791,000
	190,541,000	176,903,000	178,934,000

Gain on sale of shopping center	—	5,837,000	—

Operating earnings	45,910,000	45,786,000	28,362,000

Interest expense	(2,943,000)	(1,875,000)	(762,000)

Earnings before income taxes	42,967,000	43,911,000	27,600,000

Income taxes	(17,639,000)	(17,871,000)	(11,219,000)

Net earnings	$25,328,000	$26,040,000	$16,381,000

Net earnings per common share (Note 2):
Basic	$0.78	$0.73	$0.41
Diluted	$0.77	$0.72	$0.41

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$20,020,000	$19,986,000
Accounts receivable	4,325,000	3,805,000
Due from State of Delaware	10,972,000	9,100,000
Inventories	1,765,000	1,955,000
Prepaid expenses and other	1,838,000	2,000,000
Prepaid income taxes	128,000	—
Receivable from Dover Motorsports, Inc.	—	15,000
Deferred income taxes	1,247,000	2,067,000
Total current assets	40,295,000	38,928,000

Property and equipment, net	132,732,000	114,533,000
Total assets	$173,027,000	$153,461,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,173,000	$4,814,000
Purses due horsemen	8,899,000	8,332,000
Accrued liabilities	11,198,000	12,748,000
Payable to Dover Motorsports, Inc.	9,000	—
Income taxes payable	—	3,706,000
Deferred revenue	37,000	112,000
Total current liabilities	28,316,000	29,712,000

Revolving line of credit	59,425,000	24,075,000
Liability for pension benefits	2,640,000	—
Deferred income taxes	5,387,000	6,404,000
Total liabilities	95,768,000	60,191,000

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,413,867 and 10,639,874, respectively	1,542,000	1,064,000
Class A common stock, $.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 17,003,173 and 13,254,687, respectively	1,700,000	1,326,000
Additional paid-in capital	769,000	36,461,000
Retained earnings	73,736,000	55,459,000
Accumulated other comprehensive loss	(488,000)	—
Deferred compensation	—	(1,040,000)
Total stockholders’ equity	77,259,000	93,270,000
Total liabilities and stockholders’ equity	$173,027,000	$153,461,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
Operating activities:
Net earnings	$25,328,000	$26,040,000	$16,381,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,146,000	6,998,000	6,791,000
Amortization of credit facility origination fees	44,000	41,000	62,000
Stock-based compensation	732,000	214,000	67,000
Deferred income taxes	(218,000)	(356,000)	165,000
Cumulative effect of accounting change	(1,541,000)	—	—
Gain on sale of shopping center	—	(5,837,000)	—
Changes in assets and liabilities:
Accounts receivable	(520,000)	(886,000)	(1,005,000)
Due from State of Delaware	(1,872,000)	980,000	(1,410,000)
Inventories	190,000	192,000	(346,000)
Prepaid expenses and other	118,000	(40,000)	132,000
Prepaid income taxes/income taxes payable	(3,480,000)	3,055,000	943,000
Accounts payable	79,000	(792,000)	(909,000)
Purses due horsemen	567,000	(750,000)	1,125,000
Accrued liabilities	269,000	758,000	5,975,000
Payable to/receivable from Dover Motorsports, Inc.	24,000	(13,000)	(98,000)
Deferred revenue	(75,000)	(83,000)	(66,000)
Net cash provided by operating activities	26,791,000	29,521,000	27,807,000

Investing activities:
Capital expenditures	(22,065,000)	(5,512,000)	(6,329,000)
Proceeds from sale of shopping center, net	—	11,918,000	—
Net cash (used in) provided by investing activities	(22,065,000)	6,406,000	(6,329,000)

Financing activities:
Borrowings from revolving line of credit	196,010,000	169,109,000	226,905,000
Repayments of revolving line of credit	(160,660,000)	(196,984,000)	(206,180,000)
Dividends paid	(5,510,000)	(5,737,000)	(6,098,000)
Repurchase of common stock	(35,052,000)	—	(32,555,000)
Proceeds from stock options exercised	470,000	4,000	—
Excess tax benefit on stock awards	50,000	—	—
Other	—	(21,000)	—
Net cash used in financing activities	(4,692,000)	(33,629,000)	(17,928,000)

Net increase in cash	34,000	2,298,000	3,550,000
Cash, beginning of year	19,986,000	17,688,000	14,138,000
Cash, end of year	$20,020,000	$19,986,000	$17,688,000

Supplemental information:
Interest paid	$3,032,000	$1,894,000	$650,000
Income taxes paid	$20,235,000	$15,172,000	$10,112,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Business Operations

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

We are a diversified gaming and entertainment company whose operations consist of Dover Downs Slots — a 97,000 square-foot video lottery (slots) casino complex; the Dover Downs Hotel — featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races. Our entertainment complex is located in Dover, the capital of the State of Delaware.

Dover Downs Gaming & Entertainment, Inc. is a public holding company that has two wholly owned subsidiaries: Dover Downs, Inc. and Dover Downs Management Corp.  Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness racing operations in 1969.  In June of 1994, legislation authorizing video lottery operations in the State of Delaware (the “State”) was adopted. Our video lottery (slots) casino operations began on December 29, 1995.  As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) (“DVD”), and became the operating entity for all of DVD’s gaming operations.

Dover Downs Gaming & Entertainment, Inc. was incorporated in the State in December of 2001 as a wholly owned subsidiary of DVD.  Effective March 31, 2002, DVD completed a tax-free spin-off of its gaming operations by contributing 100% of the issued and outstanding common stock of Dover Downs, Inc. to Dover Downs Gaming & Entertainment, Inc., and subsequently distributing 100% of our issued and outstanding common stock to DVD stockholders.  Immediately following the spin-off, Dover Downs Gaming & Entertainment, Inc. became an independent public company.

Dover Downs, Inc. is authorized to conduct video lottery operations as a “Licensed Agent” under the Delaware State Lottery Code. Pursuant to Delaware’s Horse Racing Redevelopment Act, enacted in 1994, the Delaware State Lottery Office administers and controls the operation of the video lottery.

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain our license to conduct video lottery operations, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 38 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.

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

We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No such events or changes in circumstances have occurred to date. An impairment loss would be measured as the amount by which the carrying amount of the asset exceeds its fair value.  Generally, fair value will be determined using valuation techniques such as the present value of future cash flows.

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates.  During the year ended December 31, 2006, we incurred $3,255,000 of interest cost, of which $312,000 was capitalized.  During the year ended December 31, 2005, we incurred $1,875,000 of interest cost, none of which was capitalized.  During the year ended December 31, 2004, we incurred $779,000 of interest cost, of which $17,000 was capitalized.

Income taxes—Deferred income taxes are provided in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 109, Accounting for Income Taxes, on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.

Point loyalty program—We currently have a point loyalty program for our video lottery customers which allows them to earn points based on the volume of their video lottery activity.  Prior to December 2004, the points could be redeemed for various services and merchandise throughout the gaming facility; however, they were not redeemable for cash or casino play.  Effective December 2004, we changed our policy relating to our point loyalty program to allow points earned by customers to be redeemed for cash under certain circumstances.  As a result, we recorded a non-recurring charge of $2,250,000 in the fourth quarter of 2004 to record the net impact of the program change.  All reward points earned by customers are now expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $2,010,000 and $2,289,000, respectively, at December 31, 2006 and 2005, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $15,152,000, $15,103,000 and $19,973,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.

For the video lottery operations, which account for at least 90% of revenues for all periods presented, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in our consolidated financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the video lottery operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to us as our commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the video lottery (slot) machines and associated computer systems, and (iii) for harness horse racing purses. We recognize revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms, food and beverage sales and other miscellaneous income are recognized at the time the service is provided.

Advertising costs—The cost of general advertising is charged to operations as incurred.

Net earnings per share—Weighted average shares used in computing basic and diluted net earnings per common share (“EPS”) are as follows:

	Years ended December 31,
	2006	2005	2004
Basic EPS	32,353,000	35,681,000	39,509,000
Effect of dilutive securities	568,000	249,000	112,000
Diluted EPS	32,921,000	35,930,000	39,621,000

Dilutive securities include stock options and nonvested stock awards.

For the years ended December 31, 2005 and 2004, options to purchase 22,500 and 420,270 shares of common stock, respectively, were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.  There were no anti-dilutive securities excluded from the computation of diluted EPS for the year ended December 31, 2006.

Accounting for stock-based compensation—Prior to January 1, 2006, we accounted for our stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, pursuant to which we recognized compensation expense for our nonvested stock awards over the vesting period equal to the fair market value of the stock on the grant date.  We were not required to recognize compensation expense related to our stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date.

Effective January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment.  Statement No. 123R revised FASB Statement No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25 and related interpretations.  Statement No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services.  We adopted Statement No. 123R using the modified prospective method.  Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  We calculate compensation expense for our stock options based upon the fair value at the grant date using the Black-Scholes option-pricing model.  The modified prospective approach does not allow for the restatement of prior period amounts.

Statement No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for nonvested stock awards and options (“Excess Tax Benefits”) to be classified as a financing activity in our consolidated statement of cash flows.

We recorded total stock-based compensation expense of $732,000, $214,000, and $67,000 as general and administrative expenses for the years ended December 31, 2006, 2005 and 2004, respectively.  Total stock-based compensation expense of $680,000 and $641,000 would have been recorded as general and administrative expenses for the years ended December 31, 2005 and 2004, had we been subject to reporting under Statement No. 123R during that period.  Our earnings before income taxes and net earnings for the year ended December 31, 2006 were $372,000 lower than they would have been pursuant to our previous accounting method for stock-based compensation.  We recorded income tax benefits of $147,000, $87,000 and $27,000 for the years ended December 31, 2006, 2005 and 2004, respectively, related to our nonvested stock awards.  The adoption of Statement No. 123R reduced basic and diluted earnings per share by approximately $0.01 for the year ended December 31, 2006.

The following table illustrates the effect on net earnings and net earnings per common share if we had applied the fair-value recognition provisions of Statement No. 123R to stock-based employee compensation related to our stock options and awards:

	Years ended December 31,
	2005	2004
Net earnings, as reported	$26,040,000	$16,381,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	127,000	40,000
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(593,000)	(614,000)
Pro forma net earnings	$25,574,000	$15,807,000

Net earnings per common share:
Basic — as reported	$0.73	$0.41
Basic — pro forma	$0.72	$0.40

Diluted — as reported	$0.72	$0.41
Diluted — pro forma	$0.71	$0.40

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

Fair value of financial instruments—The carrying amounts of financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.  The carrying value of long-term debt at December 31, 2006 and 2005 approximates its fair value based on the interest rates available on similar borrowings.

Segment information—We account for our operating segment in accordance with FASB Statement No. 131, Disclosures About Segments of an Enterprise and Related Information.  Statement No. 131 establishes guidelines for public companies in determining operating segments based on those used for internal reporting to management.  Based on these guidelines, we report information under a single gaming and entertainment segment.

Reclassifications—Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.  These reclassifications had no effect on net earnings.

Recent Accounting Pronouncements—In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 are applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of EITF 06-3, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in EITF 06-3 is effective for the first interim reporting period beginning after December 15, 2006.  We adopted EITF 06-3 as of January 1, 2007.  The adoption of EITF 06-3 did not have an impact on our consolidated financial statements.

In September 2006 the FASB issued Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt Statement No. 157 as of January 1, 2008.  The adoption of Statement No. 157 is not expected to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income).  The requirement to recognize the funded status of our benefit plans and the disclosure requirements are effective for our year ended December 31, 2006.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  As a result of adopting Statement No. 158, we increased our pension liability and recorded accumulated other comprehensive loss in the amount of $821,000 ($488,000 after income tax benefit) in our December 31, 2006 consolidated balance sheet.  Additionally, we reclassified our pension liability from accrued liabilities (current) to liability for pension benefits (non-current).  The adoption of Statement No. 158 did not have an impact on our 2006 consolidated statement of earnings or cash flows.  Refer to NOTE 7 — Pension Plans for further discussion.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be recorded.  We adopted SAB No. 108 during the quarter ended December 31, 2006.  Refer to NOTE 8 — Stockholders’ Equity for further discussion.

NOTE 3—Property and Equipment

Property and equipment consists of the following as of December 31:

	2006	2005
Land	$780,000	$780,000
Casino facility	32,474,000	32,153,000
Hotel facility	65,795,000	65,648,000
Harness racing facilities	9,447,000	9,284,000
General facilities	12,858,000	9,783,000
Furniture, fixtures and equipment	37,597,000	36,355,000
Construction in progress	20,817,000	529,000
	179,768,000	154,532,000
Less accumulated depreciation	(47,036,000)	(39,999,000)
	$132,732,000	$114,533,000

On December 28, 2005, we closed on the sale of a shopping center we owned in Dover, Delaware.  The sales price was $12,450,000 and we recognized a gain on the sale of $5,837,000.

NOTE 4—Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2006	2005
Point loyalty program	$2,010,000	$2,289,000
Payroll and related items	2,263,000	2,569,000
Win due to Delaware State Lottery Office	5,441,000	5,009,000
Pension	—	1,706,000
Other	1,484,000	1,175,000
	$11,198,000	$12,748,000

NOTE 5—Credit Facility

We have a $105,000,000 credit facility with Wilmington Trust Company that expires on April 17, 2011.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including our hotel expansion) and other general corporate purposes.  At December 31, 2006, we were in compliance with all terms of the facility and there was $59,425,000 outstanding at a weighted average interest rate of 6.2%. At December 31, 2006, $45,575,000 was available pursuant to the facility.

NOTE 6—Income Taxes

The current and deferred income tax provisions are as follows:

	Years ended December 31,
	2006	2005	2004
Current:
Federal	$14,112,000	$14,326,000	$8,691,000
State	3,745,000	3,901,000	2,363,000
	17,857,000	18,227,000	11,054,000
Deferred:
Federal	(247,000)	(280,000)	127,000
State	29,000	(76,000)	38,000
	(218,000)	(356,000)	165,000
Total income taxes	$17,639,000	$17,871,000	$11,219,000

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2006	2005	2004
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.7%	5.7%	5.7%
Other	0.4%	—%	(0.1)%
Effective income tax rate	41.1%	40.7%	40.6%

The components of deferred income tax assets and liabilities are as follows as of December 31:

	2006	2005
Deferred income tax assets:
Point loyalty program	$817,000	$931,000
Accrued expenses	939,000	1,067,000
Other	243,000	89,000
Total deferred income tax assets	1,999,000	2,087,000

Deferred income tax liabilities:
Depreciation — property and equipment	(6,139,000)	(6,424,000)
Total deferred income tax liabilities	(6,139,000)	(6,424,000)
Net deferred income tax liabilities	$(4,140,000)	$(4,337,000)

Amounts recognized in the consolidated balance sheet:
Current deferred income tax assets	$1,247,000	$2,067,000
Noncurrent deferred income tax liabilities	(5,387,000)	(6,404,000)
	$(4,140,000)	$(4,337,000)

NOTE 7—Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan. All of our full time employees are eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan are based on years of service and employees’ remuneration over their term of employment.  Pension costs are funded in accordance with the provisions of the Internal Revenue Code. We also maintain a non-qualified, non-contributory defined benefit pension plan for certain employees.  This excess plan provides benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheet as of December 31:

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$7,055,000	$5,307,000
Service cost	1,233,000	1,014,000
Interest cost	415,000	315,000
Actuarial (gain) loss	(389,000)	609,000
Benefits paid	(267,000)	(38,000)
Other	—	(152,000)
Benefit obligation at end of year	8,047,000	7,055,000

Change in plan assets:
Fair value of plan assets at beginning of year	3,795,000	2,747,000
Actual gain on plan assets	654,000	239,000
Employer contribution	1,225,000	999,000
Benefits paid	(267,000)	(38,000)
Other	—	(152,000)
Fair value of plan assets at end of year	5,407,000	3,795,000

Unfunded status	(2,640,000)	(3,260,000)
Unrecognized net loss	—	1,495,000
Unrecognized prior service cost	—	59,000
Net amount recognized	$(2,640,000)	$(1,706,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2006 are as follows:

Net actuarial loss	$771,000
Prior service cost	50,000
$821,000

For the year ending December 31, 2007, we expect to recognize the following amounts as components of net periodic benefit cost which are included in accumulated comprehensive loss as of December 31, 2006:

Actuarial loss	$4,000
Prior service cost	9,000
$13,000

We plan to contribute approximately $1,000,000 to our pension plans in 2007.

The accumulated benefit obligation was $6,226,000 and $5,483,000, respectively, as of December 31, 2006 and 2005.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

2007	$117,000
2008	$140,000
2009	$170,000
2010	$208,000
2011	$285,000
2012-2016	$2,801,000

The components of net periodic pension cost for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Service cost	$1,233,000	$1,014,000	$895,000
Interest cost	415,000	315,000	258,000
Expected return on plan assets	(391,000)	(260,000)	(225,000)
Recognized net actuarial loss	72,000	25,000	35,000
Recognized prior service cost	9,000	9,000	9,000
	$1,338,000	$1,103,000	$972,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2006, 2005 and 2004, and the actuarial value of the projected benefit obligation at December 31, 2006 and 2005 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Projected Benefit Obligation
	2006	2005	2004	2006	2005
Weighted-average discount rate	5.85%	6.25%	6.25%	6.15%	5.85%
Weighted-average rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	n/a	n/a

For 2006, we assumed a long-term rate of return on plan assets of 9.0%.  In developing the 9.0% expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

Our pension plan asset allocation at December 31, 2006 and 2005, and target allocation for 2007 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2006	2005	2007
Equity securities	65%	63%	70%
Debt securities	30%	22%	20%
Other (money market mutual funds)	5%	15%	10%
Total	100%	100%	100%

Our investment goals are to maximize returns subject to specific risk management policies.  Our risk management policies permit investments in mutual funds, and prohibit direct investments in debt and equity securities and derivative financial instruments.  We address diversification by the use of mutual fund investments whose underlying investments are in domestic and international equity and fixed income securities.  These mutual funds are readily marketable and can be sold to fund benefit payment obligations as they become payable.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees. Our matching contributions to the 401(k) plan were $64,000, $64,000 and $50,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 8—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share data):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation
Balance at December 31, 2003	$1,033	$1,615	$67,454	$24,873	$—	$—
Net earnings	—	—	—	16,381	—	—
Dividends paid, $.15 per share (1)	—	—	—	(6,098)	—	—
Issuance of restricted stock awards	5	—	596	—	—	(601)
Amortization of deferred compensation	—	—	—	—	—	67
Conversion of Class A common stock to common stock	7	(7)	—	—	—	—
Repurchase and retirement of common stock	(109)	(160)	(32,286)	—	—	—
Balance at December 31, 2004	936	1,448	35,764	35,156	—	(534)
Net earnings	—	—	—	26,040	—	—
Dividends paid, $.16 per share (1)	—	—	—	(5,737)	—	—
Issuance of restricted stock awards, net of forfeitures	6	—	714	—	—	(720)
Proceeds from stock options exercised	—	—	4	—	—	—
Amortization of deferred compensation, net of forfeitures	—	—	—	—	—	214
Conversion of Class A common stock to common stock	122	(122)	—	—	—	—
Other	—	—	(21)	—	—	—
Balance at December 31, 2005	1,064	1,326	36,461	55,459	—	(1,040)
Reclassification of deferred compensation upon adoption of FASB Statement No. 123R	—	—	(1,040)	—	—	1,040
Cumulative effect of accounting change for adoption of SAB No. 108	—	—	—	(1,541)	—	—
Net earnings	—	—	—	25,328	—	—
Dividends paid, $.17 per share (1)	—	—	—	(5,510)	—	—
Repurchase and retirement of common stock	(106)	(133)	(34,813)	—	—	—
Proceeds from stock options exercised	5	—	465	—	—	—
Issuance of nonvested stock awards, net of forfeitures	6	—	(6)	—	—	—
Stock-based compensation	—	—	732	—	—	—
Excess tax benefit on stock awards	—	—	50	—	—	—
Conversion of Class A common stock to common stock	77	(77)	—	—	—	—
Three-for-two stock split	496	584	(1,080)	—	—	—
Adoption of FASB Statement No.158, net of income tax benefit of $333	—	—	—	—	(488)	—
Balance at December 31, 2006	$1,542	$1,700	$769	$73,736	$(488)	$—

(1)                 Restated for stock split (see below).

We have 125,000,000 shares of authorized capital stock which consists of 74,000,000 shares of common stock, par value $.10 per share; 50,000,000 shares of Class A common stock, par value $.10 per share; and 1,000,000 shares of preferred stock, par value $.10 per share.

On April 26, 2006, our Board of Directors approved a three-for-two split of both classes of our common stock. The split was effected in the form of a stock dividend by issuing one additional share of stock for every two shares of stock held. On June 15, 2006, 4,967,650 shares of common stock and 5,837,343 shares of Class A common stock were distributed to shareholders of record at the close of business on May 10, 2006.  No fractional shares were issued.  Shareholders were paid cash in lieu of any fractional shares.  All share and per share amounts have been restated to give effect to the stock split, except for the number of shares shown as outstanding at December 31, 2005 on our consolidated balance sheet.  The statement of stockholders’ equity reflects the stock split by reclassifying from additional paid-in capital to common stock and Class A common stock an amount equal to the par value of the additional shares issued to effect the stock split.

The holders of common stock are entitled to one vote per share and the holders of our Class A common stock are entitled to 10 votes per share.  There is no cumulative voting.  Shares of Class A common stock are convertible at any time into our shares of common stock on a one-for-one basis at the option of the stockholder. Subject to rights of any preferred stockholder, holders of our common stock and Class A common stock are entitled to receive on a pro rata basis such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. At the discretion of our Board of Directors, we may pay to the holders of common stock a cash dividend greater than the dividend, if any, paid to the holders of Class A common stock.

Under Delaware law, a change of ownership of a Licensed Agent will automatically terminate its license 90 days after the change of ownership occurs, unless the Director of the Delaware State Lottery Office determines after application to issue a new license to the new owners.  Change of ownership may occur if any new individual or entity acquires, directly or indirectly, 10% or more of the Licensed Agent or if more than 20% of the legal or beneficial interest in the Licensed Agent is transferred, whether by direct or indirect means.  The Commission may require extensive background investigations of any new owner acquiring a 10% or greater interest in a Licensed Agent, including criminal background checks.  Accordingly, we have a restrictive legend on our shares of common stock which require that (a) any holders of common stock found to be disqualified or unsuitable or not possessing the qualifications required by any appropriate gaming authority could be required to dispose of such stock and (b) any holder of common stock intending to acquire 10% or more of our outstanding common stock must first obtain prior written approval from the Delaware State Lottery Office.

We adopted a stockholder rights plan in 2002. The rights are attached to and trade in tandem with our common stock and Class A common stock. Each right entitles the registered holder to purchase from us one share of common stock at a purchase price of $200 per share. The rights, unless earlier redeemed by our Board of Directors, will detach and trade separately from our common stock upon the occurrence of certain events such as the unsolicited acquisition by a third party of beneficial ownership of 10% or more of our outstanding combined common stock and Class A common stock or the announcement by a third party of the intent to commence a tender or exchange offer for 10% or more of our outstanding combined common stock and Class A common stock. After the rights have detached, the holders of such rights would generally have the ability to purchase such number of either shares of our common stock or stock of an acquirer of ours having a market value equal to twice the exercise price of the right being exercised, thereby causing substantial dilution to a person or group of persons attempting to acquire control of us. The rights may serve as a significant deterrent to unsolicited attempts to acquire control of us, including transactions involving a premium to the market price of our stock.  The rights expire on January 1, 2012, unless earlier redeemed.

We adopted SAB No. 108 during the quarter ended December 31, 2006.  Prior to adopting SAB No. 108, our approach to quantifying misstatements only considered the amount of the error originating in the current year statement of earnings.  Thus the effects of correcting the portion of the balance sheet misstatement that originated in prior years were not considered.  Upon adopting SAB No. 108, we changed our approach to quantifying the effects of misstatements to include an analysis of the impact on the current year statement of earnings for the cumulative balance of any known errors, regardless of when they originated.  When we applied the new approach to quantifying the effects of misstatements to our 2006 consolidated financial statements, we identified an error that was not material to our consolidated statement of earnings in any prior quarter or annual period; however, the cumulative error would have been material to correct in the current period.  The error resulted from a difference in the amount of slot win we recorded from our meters as compared to the amount of cash slot win that was taken out of the slot machines and had accumulated over several years.  Since the error was not material to any prior statement of earnings, we were not required to restate prior year financial statements.  The consolidated financial statements were corrected with an adjustment of $1,541,000, net of income tax effect of $1,055,000, to the beginning balance of retained earnings at January 1, 2006.

On January 24, 2007, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.045 per share.  The dividend is payable on March 10, 2007 to stockholders of record at the close of business on February 10, 2007.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the years ended December 31, 2006 and 2005.  During the year ended December 31, 2004, we purchased and retired 76,350 shares of our outstanding common stock pursuant to this plan at an average purchase price of $6.63 per share, not including nominal brokerage commissions.  At December 31, 2006, we had remaining repurchase authority of 2,668,733 shares.

During 2006, we purchased and retired 3,431 shares of our outstanding common stock for $56,000.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

On November 10, 2004, we commenced a tender offer to purchase up to 1,560,632 shares of our common stock and up to 2,411,259 shares of our Class A common stock at a fixed price of $8.00 per share.  The offer expired on December 10, 2004.  We purchased 1,560,632 shares of our common stock and 2,400,000 shares of our Class A common stock for $32,045,000, including expenses, in connection with the tender offer.

On December 19, 2005, our Board of Directors authorized us to commence a tender offer to purchase up to 1,595,906 shares of our common stock and up to 1,988,202 shares of our Class A common stock at a fixed price of $9.67 per share.  The offer expired on January 19, 2006. We purchased 1,595,906 shares of our common stock and 1,987,500 shares of our Class A common stock for $34,996,000, including expenses, in connection with the tender offer.

We have a stock incentive plan which provides for the grant of up to 2,250,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested stock awards.  Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  Once the options are exercised, our plan requires that the common stock be held for a minimum of one year.  The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  As of December 31, 2006, there were 959,909 shares available for granting options or stock awards.

Stock option activity for the year ended December 31, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,026,384	$6.88
Forfeited	(7,500)	$6.34
Exercised	(65,135)	$7.18
Outstanding at December 31, 2006	953,749	$6.86	2.9	$6,208,293
Exercisable at December 31, 2006	602,924	$6.89	2.5	$3,906,357

No stock options were granted during the three year period ending December 31, 2006.  The total intrinsic value of stock options exercised during the years ended December 31, 2006 and 2005 was $560,000 and $3,000, respectively.  No stock options were exercised during the year ended December 31, 2004.

Nonvested stock option activity for the year ended December 31, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	505,929	$2.99
Forfeited	(3,750)	$2.68
Vested	(151,354)	$3.02
Nonvested at December 31, 2006	350,825	$2.99

The total fair value of stock options vested during the year ended December 31, 2006 was $457,000.  We recorded, within general and administrative expenses, compensation expense of $372,000 related to stock options for the year ended December 31, 2006.  As of December 31, 2006, there was $553,000 of total unrecognized compensation cost related to nonvested stock options granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 2 years.

Nonvested restricted stock activity for the year ended December 31, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	160,500	$8.23
Granted	112,500	$9.58
Vested	(14,100)	$7.75
Forfeited	(15,600)	$8.78
Nonvested at December 31, 2006	243,300	$8.85

The aggregate market value of the nonvested stock at the date of issuance is being amortized on a straight-line basis over the six-year service period.  The total fair value of shares vested during the year ended December 31, 2006 was $109,000.  No shares vested during the years ended December 31, 2005 and 2004.  The weighted-average grant-date fair value of nonvested stock awards granted during the years ended December 31, 2006, 2005 and 2004 was $9.58, $8.61 and $7.75, respectively.  We recorded, within general and administrative expenses, compensation expense of $360,000, $214,000 and $67,000 related to nonvested stock awards for the years ended December 31, 2006, 2005 and 2004, respectively.  As of December 31, 2006, there was $1,620,000 of total deferred compensation cost related to nonvested stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 4.6 years.

NOTE 9—Related Party Transactions

During the years ended December 31, 2006, 2005 and 2004, we allocated costs of $1,614,000, $1,613,000 and $1,241,000, respectively, to DVD for certain administrative and operating services.  Additionally, DVD allocated costs of $121,000, $113,000 and $116,000 to us for the years ended December 31, 2006, 2005 and 2004, respectively.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2006, 2005 and 2004 NASCAR event weekends at Dover International Speedway, we provided certain catering services for which DVD was invoiced $965,000, $938,000 and $933,000, respectively.  Additionally, DVD invoiced us $149,000, $113,000 and $238,000, respectively, for tickets and other services related to the 2006, 2005 and 2004 Dover events.  As of December 31, 2006 and 2005, our consolidated balance sheet includes a $9,000 payable and $15,000 receivable from DVD, respectively, for the aforementioned items.  We have since settled the payable in the first quarter of 2007.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

Our use of DVD’s 5/8-mile harness racing track is pursuant to an easement granted to us by DVD which does not require the payment of any rent. Under the terms of the easement, we have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The harness track is located on property owned by DVD and is on the inside of DVD’s motorsports superspeedway.  Our indoor grandstands are used by DVD at no charge in connection with its major motorsports events. DVD also leases its principal office space from us.  Various easements and agreements relative to access, utilities and parking have also been entered into between DVD and us relative to our respective Dover, Delaware facilities.

In conjunction with the spin-off from DVD, we and DVD entered into various agreements that addressed the allocation of assets and liabilities between the two companies and that define the companies’ relationship after the separation.  Among these are the Real Property Agreement, the Transition Support Services Agreement and the Tax Sharing Agreement.

The Real Property Agreement governs certain real property transfers, leases and easements affecting our Dover, Delaware facility.

The Transition Support Services Agreement provides for each of us and DVD to provide each other with certain administrative and operational services.  The party receiving the services is required to pay for them within 30 business days after receipt of an invoice at rates agreed upon by us and DVD.  The agreement may be terminated in whole or in part 90 days after the request of the party receiving the services or 180 days after the request of the party providing the services.

The Tax Sharing Agreement provides for, among other things, the treatment of income tax matters for periods beginning before and including the date of the spin-off and any taxes resulting from transactions effected in connection with the spin-off. With respect to any period ending on or before the spin-off or any tax period in which the spin-off occurs, DVD:

•                  continues to be the sole and exclusive agent for us in all matters relating to our income, franchise, property, sales and use tax liabilities;

•                  subject to our obligation to pay for items relating to our gaming business, bears any costs relating to tax audits, including tax assessments and any related interest and penalties and any legal, litigation, accounting or consulting expenses;

•                  continues to have the sole and exclusive responsibility for the preparation and filing of consolidated federal and consolidated state income tax returns; and

•                  subject to the right and authority of us to direct DVD in the defense or prosecution of the portion of a tax contest directly and exclusively related to any Dover Downs Gaming & Entertainment, Inc. tax adjustment, generally has the powers, in DVD’s sole discretion, to contest or compromise any claim or refund on our behalf.

Henry B. Tippie, the Chairman of our Board of Directors, controls in excess of fifty percent of our voting power.  Mr. Tippie’s voting control with respect to us emanates from his direct and indirect holdings of common stock and Class A common stock, from his status as executor of the estate of John W. Rollins, our largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with R. Randall Rollins, one of our directors.  This means that Mr. Tippie has the ability to determine the outcome of our election of directors and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power.

Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins and Henry B. Tippie are all Directors of ours and DVD. Denis McGlynn is the President and Chief Executive Officer of both companies, Klaus M. Belohoubek is the Senior Vice President — General Counsel and Secretary of both companies and Patrick J. Bagley is the Senior Vice President — Finance and Chief Financial Officer of DVD.  Mr. Tippie controls in excess of fifty percent of the voting power of DVD.

NOTE 10—Commitments and Contingencies

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

As of December 31, 2006, we have purchase obligations related to the expansion of the Dover Downs Hotel.  Construction began in the second quarter of 2006 and is expected to be completed in the fall of 2007.  The estimated cost of the hotel expansion is $53,600,000, of which approximately $16,400,000 was paid through 2006 with the remainder expected to be paid in 2007.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in our control and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be approximately $9,600,000.

NOTE 11—Quarterly Results (unaudited)

	March 31	June 30	September 30	December 31 (a)
Year Ended December 31, 2006
Revenues	$59,272,000	$56,831,000	$61,681,000	$58,667,000
Operating earnings	$11,104,000	$11,136,000	$12,655,000	$11,015,000
Net earnings	$6,163,000	$6,090,000	$6,994,000	$6,081,000
Net earnings per share-basic	$0.19	$0.19	$0.22	$0.19
Net earnings per share-diluted	$0.18	$0.19	$0.21	$0.19

Year Ended December 31, 2005
Revenues	$52,091,000	$54,674,000	$56,072,000	$54,015,000
Operating earnings	$8,824,000	$9,999,000	$10,941,000	$16,022,000
Net earnings	$4,979,000	$5,644,000	$6,195,000	$9,222,000
Net earnings per share-basic	$0.14	$0.16	$0.17	$0.26
Net earnings per share-diluted	$0.14	$0.16	$0.17	$0.26

(a)             Included in our 2005 fourth quarter results is a gain on the sale of a shopping center of $5,837,000 ($3,461,000 after income taxes).

Per share data amounts for the quarters have each been calculated separately.  Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.