Form 10-Q
period 2007-03-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2007-05-04
CIK 1162556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

As of April 30, 2007, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	15,639,357 shares
Class A Common Stock -	17,003,173 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
In Thousands, Except Per Share Amounts
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Gaming	$56,972	$55,487
Other operating	3,659	3,785
	60,631	59,272

Expenses:
Gaming	41,851	41,447
Other operating	3,280	3,345
General and administrative	1,570	1,639
Depreciation	1,742	1,737
	48,443	48,168

Operating earnings	12,188	11,104

Interest expense	524	644

Earnings before income taxes	11,664	10,460

Income taxes	4,783	4,297

Net earnings	$6,881	$6,163

Net earnings per common share:
Basic	$0.21	$0.19
Diluted	$0.21	$0.18

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
In Thousands, Except Share and Per Share Amounts
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$18,630	$20,020
Accounts receivable	4,183	4,325
Due from State of Delaware	3,569	10,972
Inventories	1,761	1,765
Prepaid expenses and other	1,779	1,838
Prepaid income taxes	—	128
Deferred income taxes	1,312	1,247
Total current assets	31,234	40,295

Property and equipment, net	145,395	132,732
Total assets	$176,629	$173,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,083	$8,173
Purses due horsemen	2,825	8,899
Accrued liabilities	9,181	11,198
Payable to Dover Motorsports, Inc.	55	9
Income taxes payable	4,745	—
Deferred revenue	110	37
Total current liabilities	31,999	28,316

Revolving line of credit	53,000	59,425
Liability for pension benefits	2,453	2,640
Deferred income taxes	5,329	5,387
Total liabilities	92,781	95,768

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,639,357 and 15,413,867, respectively	1,564	1,542
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 17,003,173 and 17,003,173, respectively	1,700	1,700
Additional paid-in capital	1,924	769
Retained earnings	79,148	73,736
Accumulated other comprehensive loss	(488)	(488)
Total stockholders’ equity	83,848	77,259
Total liabilities and stockholders’ equity	$176,629	$173,027

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net earnings	$6,881	$6,163
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,742	1,737
Amortization of credit facility origination fees	11	11
Stock-based compensation	216	196
Deferred income taxes	(123)	(81)
Changes in assets and liabilities:
Accounts receivable	142	1,095
Due from State of Delaware	7,403	6,693
Inventories	4	71
Prepaid expenses and other	48	454
Accounts payable	2,486	436
Purses due horsemen	(6,074)	(5,852)
Accrued liabilities	(2,017)	(3,517)
Payable to/receivable from Dover Motorsports, Inc.	46	4
Income taxes payable/prepaid income taxes	4,873	1,927
Deferred revenue	73	(19)
Other liabilities	(187)	—
Net cash provided by operating activities	15,524	9,318

Investing activities:
Capital expenditures	(9,981)	(2,322)
Net cash used in investing activities	(9,981)	(2,322)

Financing activities:
Borrowings from revolving line of credit	33,325	93,210
Repayments of revolving line of credit	(39,750)	(64,510)
Dividends paid	(1,469)	(1,295)
Repurchase of common stock	(71)	(34,986)
Proceeds from stock options exercised	999	16
Excess tax benefit on stock awards	33	—
Net cash used in financing activities	(6,933)	(7,565)

Net decrease in cash	(1,390)	(569)
Cash, beginning of period	20,020	19,986
Cash, end of period	$18,630	$19,417

Supplemental information:
Interest paid	$525	$474
Income taxes paid	$—	$2,451

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 6, 2007.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - Business Operations

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

Dover Downs, Inc. is authorized to conduct video lottery operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Pursuant to Delaware’s Horse Racing Redevelopment Act, enacted in 1994, the Delaware State Lottery Office administers and controls the operation of the video lottery.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $48,761,000 and $47,036,000 as of March 31, 2007 and December 31, 2006, respectively.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities.  The capitalized interest is amortized over the estimated useful life of the asset to which it relates.  During the three months ended March 31, 2007, we incurred $871,000 of interest cost, of which $347,000 was capitalized.  During the three months ended March 31, 2006, we incurred $656,000 of interest cost, of which $12,000 was capitalized.

Point loyalty program—We currently have a point loyalty program for our video lottery customers which allows them to earn points based on the volume of their video lottery activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $2,123,000 and $2,010,000, respectively, at March 31, 2007 and December 31, 2006, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $3,667,000 and $3,816,000 for the three months ended March 31, 2007 and 2006, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.

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

Net earnings per share—Weighted average shares used in computing basic and diluted net earnings per common share (“EPS”) are as follows:

	Three Months Ended March 31,
	2007	2006
Basic EPS	32,301,000	32,945,000
Effect of dilutive securities	336,000	481,000
Diluted EPS	32,637,000	33,426,000

Dilutive securities include stock options and nonvested stock awards.

There were no anti-dilutive securities excluded from the calculation of diluted EPS for the three months ended March 31, 2007 and 2006.

Accounting for stock-based compensation—We account for our stock-based compensation expense in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123R, Share-Based Payment.    Statement No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services.

We recorded total stock-based compensation expense of $216,000 and $196,000 as general and administrative expenses for the three months ended March 31, 2007 and 2006, respectively.  We recorded income tax benefits of $58,000 and $40,000 for the three months ended March 31, 2007 and 2006, respectively, related to our nonvested restricted stock awards.

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

Fair value of financial instruments—The carrying amounts of financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.  The carrying value of our revolving line of credit at March 31, 2007 and December 31, 2006 approximates its fair value based on the interest rates available on similar borrowings.

Adjustment to prior year amounts—During the fourth quarter of 2006, we adopted Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  As a result of adoption, the amounts reported in our first quarter 2006 consolidated statement of earnings included herein have been adjusted.  Net earnings were reduced by $22,000 in connection with the differences in the amount of slot win we recorded from our meters as compared to the amount of cash slot win that was taken out of the slot machines. Additionally, the amounts reported in our first quarter 2006 consolidated statement of cash flows included herein have been adjusted accordingly.

Recent accounting pronouncements—In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 are applied to all tax positions under Statement No. 109 upon initial adoption.  We adopted FIN 48 as of January 1, 2007.  The adoption of FIN 48 did not have an impact on our consolidated financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

NOTE 4 — Credit Facility

We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  The facility is currently for $105,000,000 and it adjusts to $125,000,000 on October 1, 2007, to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including our hotel expansion) and other general corporate purposes.  At March 31, 2007, we were in compliance with all terms of the facility and there was $53,000,000 outstanding at a weighted average interest rate of 6.1%. At March 31, 2007, $52,000,000 was available pursuant to the facility.

NOTE 5 — Pension Plans

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

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2007	2006
Service cost	$308,000	$280,000
Interest cost	125,000	99,000
Expected return on plan assets	(125,000)	(80,000)
Recognized net actuarial loss	3,000	9,000
Amortization of prior service cost	2,000	2,000
	$313,000	$310,000

We contributed $500,000 to our pension plans during the first three months of 2007 and expect to contribute approximately $1,000,000 to our plans for the year ended December 31, 2007.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$1,542,000	$1,700,000	$769,000	$73,736,000	$(488,000)
Net earnings	—	—	—	6,881,000	—
Dividends paid, $0.045 per share	—	—	—	(1,469,000)	—
Repurchase and retirement of common stock	(1,000)	—	(70,000)	—	—
Proceeds from stock options exercised	15,000	—	984,000	—	—
Issuance of nonvested stock awards, net of forfeitures	8,000	—	(8,000)	—	—
Stock-based compensation	—	—	216,000	—	—
Excess tax benefit on stock awards	—	—	33,000	—	—
Balance at March 31, 2007	$1,564,000	$1,700,000	$1,924,000	$79,148,000	$(488,000)

On April 25, 2007, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.045 per share.  The dividend is payable on June 10, 2007 to stockholders of record at the close of business on May 10, 2007.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2007 or 2006.  At March 31, 2007, we had remaining repurchase authority of 2,668,733 shares.

During the three months ended March 31, 2007, we purchased and retired 4,746 shares of our outstanding common stock for $64,000.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.  No purchases were made during the three months ended March 31, 2006.

On December 19, 2005, our Board of Directors authorized us to commence a tender offer to purchase up to 1,595,906 shares of our common stock and up to 1,988,202 shares of our Class A common stock at a fixed price of $9.67 per share.  The offer expired on January 19, 2006. We purchased 1,595,906 shares of our common stock and 1,987,500 shares of our Class A common stock for $34,986,000, including expenses, in connection with the tender offer.

NOTE 7 - Related Party Transactions

During the three months ended March 31, 2007 and 2006, we allocated costs of $492,000 and $419,000, respectively, to DVD for certain administrative and operating services.  Additionally, DVD allocated costs of $48,000 and $26,000 to us for the three months ended March 31, 2007 and 2006, respectively.  The allocations were based on an analysis of each company’s share of the costs.  Additionally, DVD invoiced us $85,000 in the first quarter of 2007 for our rental of a skybox suite and tickets to DVD’s NASCAR event weekends at Dover International Speedway.  As of March 31, 2007, our consolidated balance sheet includes a $55,000 payable to DVD for the aforementioned items.  We have since settled the payable in the second quarter of 2007.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Henry B. Tippie, Chairman of our Board of Directors, controls in excess of fifty percent of our voting power.  Mr. Tippie’s voting control emanates from his direct and indirect holdings of common stock and Class A common stock, from his status as executor of the estate of John W. Rollins, our largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with R. Randall Rollins, one of our directors.  This means that Mr. Tippie has the ability to determine the outcome of our election of directors and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power.

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

As of March 31, 2007, we have purchase obligations related to the expansion of the Dover Downs Hotel.  Construction began in the second quarter of 2006 and is expected to be completed in the fall of 2007.  The estimated cost of the hotel expansion is $53,600,000, of which approximately $23,800,000 was paid through March 31, 2007.

As of March 31, 2007, we have purchase obligations related to the expansion of our casino.  Construction began in the first quarter of 2007 and is expected to be completed in the fall of 2008.  The estimated cost of the casino expansion is $56,000,000, of which approximately $1,600,000 was paid through March 31, 2007.  We have signed contracts representing approximately $46,300,000 of the estimated $56,000,000.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in our control and the subsequent termination of employment of all employees covered under these agreements, the maximum contingent liability would be approximately $9,700,000.

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

Approximately 90% of our revenue is derived from video lottery (slot) machine win.  Several factors contribute to the video lottery (slot) machine win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in our market,

•                  The quantity and types of slot machines available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels, and

•                  Marketing programs.

We believe that we hold a strong position in each of these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive. According to the 2000 United States Census, approximately 32.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, only three existing horse racing facilities in the State are allowed to have a gaming license.  Our property, originally designed and developed with the assistance of Caesars World Gaming Development Corporation, is similar to properties found in the country’s largest gaming markets.  We offer the only luxury hotel in the Delaware gaming market, providing a strong marketing tool, especially to higher-end players.  We also utilize our recently improved slot marketing system to allow for the most efficient marketing programs and the highest levels of customer service.

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

See NOTE 3 to our consolidated financial statements included elsewhere in this document for a discussion on the adoption of SAB No. 108 in 2006.  The first quarter 2006 amounts have been revised for the immaterial impact of the adoption of SAB No. 108.

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

Gaming revenues increased by $1,485,000, or 2.7%, to $56,972,000 in the first quarter of 2007, primarily the result of increased play in our casino.  We believe that the increase in casino play can be attributed to the conversion of 4,000 square-feet of space within our existing complex to gaming space which allowed us to add more than 200 new machines in July of 2006, targeted marketing efforts using our growing player database, and our efforts to provide our customers with enhanced casino products and other amenities.  Our average number of machines increased from 2,500 in the first quarter of 2006 to 2,731 in the first quarter of 2007.

Other operating revenues were $3,659,000 in the first quarter of 2007 as compared to $3,785,000 in the first quarter of 2006.  Net food and beverage revenues decreased $76,000 to $2,516,000 from $2,592,000 in the first quarter of 2006 primarily due to a slight decrease in sales at our premium buffet restaurant and a decrease in banquet sales.  The remainder of the other operating revenue decrease resulted mainly from a decrease in concert ticket sales as a result of promoting fewer shows.  These decreases were partially offset by an increase in cash rooms revenue of $50,000 in the first quarter of 2007 compared to the first quarter of 2006 and the opening of a new coffee shop in our hotel lobby during the second quarter of 2006.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $3,667,000 and $3,816,000 in the first quarter of 2007 and 2006, respectively.  Promotional allowances represented 50.1% and 50.2% of gross other operating revenues in first quarter of 2007 and 2006, respectively.

Gaming expenses increased by $404,000, or 1.0%, reflecting the higher gaming revenues.  Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $226,000 and $245,000, respectively.  Additionally, amounts allocated from the video lottery operation for harness horse racing purses increased from $6,235,000 in the first quarter of 2006 to $6,355,000 in the first quarter of 2007.  Partially offsetting these increases was a decrease in marketing expenses.

Other operating expenses decreased by $65,000, or 1.9%.  Expenses related to our food and beverage operations were $2,771,000 in the first quarter of 2007 and $2,789,000 in the first quarter of 2006.  All other operating expenses decreased $47,000 in the first quarter of 2007 as compared to the first quarter of 2006.

General and administrative expenses decreased by $69,000 to $1,570,000 from $1,639,000 in the first quarter of 2006 primarily the result of a decrease in legal expenses and the write-off of office expansion costs in the first quarter of 2006.  These decreases were partially offset by an increase in wages and benefits costs.

Depreciation expense remained consistent between the first quarter of 2007 and the first quarter of 2006.

Interest expense decreased by $120,000 due to higher average outstanding borrowings and an increase in our average interest rate on our credit facility being more than offset by the amount of interest we capitalized during the first quarter of 2007 as compared to the first quarter of 2006.  During the first quarter of 2006, the majority of our credit facility borrowings were used to fund our $34,986,000 self-tender in January 2006.  During the first quarter of 2007, the majority of our credit facility borrowings were used for our hotel expansion project.  The interest expense associated with the borrowings for our hotel expansion is being capitalized as part of the project cost.

Our effective income tax rate was 41.0% and 41.1% for the three months ended March 31, 2007 and 2006, respectively.

Net earnings were $6,881,000 in the first quarter of 2007 as compared to $6,163,000 in the first quarter of 2006.  The increase of $718,000, or 11.7%, was due to the improved results for our gaming operations that resulted from an increase in slot win during the quarter and a reduction in our general and administrative and interest expenses.

Liquidity and Capital Resources

Net cash provided by operating activities was $15,524,000 for the three months ended March 31, 2007 compared to $9,318,000 for the three months ended March 31, 2006.  The increase was primarily due to an increase in net earnings and the timing of income tax payments.

Net cash used in investing activities was $9,981,000 for the three months ended March 31, 2007 compared to $2,322,000 for the three months ended March 31, 2006, all of which was related to capital expenditures.  Capital expenditures for the first three months of 2007 related primarily to the Dover Downs Hotel expansion and to a lesser extent, our Phase VI casino expansion.  Capital expenditures for the first three months of 2006 related primarily to improvements to the heating, cooling and lighting systems for our entire entertainment complex.

Net cash used in financing activities was $6,933,000 for the three months ended March 31, 2007 compared to $7,565,000 for the three months ended March 31, 2006.  We had net repayments under our revolving line of credit of $6,425,000 during the first three months of 2007.  We had net borrowings under our revolving line of credit of $28,700,000 during the first three months of 2006, primarily to fund stock repurchases of $34,986,000.  We paid $1,469,000 and $1,295,000 in cash dividends during the first three months of 2007 and 2006, respectively.

On April 25, 2007, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.045 per share.  The dividend is payable on June 10, 2007 to shareholders of record at the close of business on May 10, 2007.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2007 or 2006.  At March 31, 2007, we had remaining repurchase authority of 2,668,733 shares.

On March 16, 2006, we announced an expansion plan that will more than double the number of hotel rooms from 232 to 500, including eleven luxury spa suites, and add a luxurious 6,000 square-foot spa to the Dover Downs Hotel.  Construction began in the second quarter of 2006 and is expected to be completed in the fall of 2007, although rooms will become available as completed beginning in August 2007.  The estimated cost of the hotel expansion is $53,600,000, of which approximately $23,800,000 was paid through March 31, 2007.  On March 30, 2007, we announced our Phase VI casino expansion plan that will add nearly 70,000 square-feet to the Dover Downs Casino and will feature a new main entrance for the casino, a new gaming floor with room for more than 500 additional slot machines and the new Dover Downs Fire and Ice Lounge — an upscale entertainment lounge that will seat approximately 200 guests.  Plans also include retail space and three new restaurant options.  Construction began in the first quarter of 2007 and is expected to be completed in the fall of 2008.  The estimated cost of the casino expansion is $56,000,000, of which approximately $1,600,000 was paid through March 31, 2007.  Based on current business conditions, we expect to make additional capital expenditures of approximately $8,000,000 during 2007, primarily for casino equipment and improvements, an improved surveillance system and improvements in our food and beverage departments.  Additionally, we expect to contribute approximately $1,000,000 to our pension plans in 2007, of which $500,000 was contributed in the first three months of 2007.

On December 19, 2005, we commenced a tender offer to purchase up to 1,595,906 shares of our common stock and up to 1,988,202 shares of our Class A common stock at a fixed price of $9.67 per share.  The offer expired on January 19, 2006. We purchased 1,595,906 shares of our common stock and 1,987,500 shares of our Class A common stock for $34,986,000, including expenses, in connection with the tender offer. The tender offer was funded with borrowings on our unsecured revolving line of credit.

We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  The facility is currently for $105,000,000 and it adjusts to $125,000,000 on October 1, 2007, to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including our hotel expansion) and other general corporate purposes.  At March 31, 2007, we were in compliance with all terms of the facility and there was $53,000,000 outstanding at a weighted average interest rate of 6.1%.  At March 31, 2007, $52,000,000 was available pursuant to the facility.

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

The introduction or expansion of gaming in and around our market area could have a material adverse effect on our cash flows and results of operations.  See Factors That May Affect Operating Results; Forward-Looking Statements beginning on page 15 for further discussion.

Contractual Obligations

At March 31, 2007, we had the following contractual obligations:

		Payments Due by Period
	Total	2007	2008 — 2009	2010 — 2011	Thereafter
Revolving line of credit	$53,000,000	$—	$—	$—	$53,000,000
Estimated interest payments on revolving line of credit	16,272,000	2,421,000	6,455,000	6,455,000	941,000
Pension contributions	4,500,000	500,000	2,000,000	2,000,000	—
Purchase obligations	84,210,000	50,011,000	34,199,000	—	—
	$157,982,000	$52,932,000	$42,654,000	$8,455,000	$53,941,000

The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2007 and related interest rates.

Although we have no required minimum contribution related to our pension plans, we expect to contribute approximately $1,000,000 per year to the plans.

At March 31, 2007, we have purchase obligations related to the expansion of the Dover Downs Hotel.  On March 16, 2006, we announced an expansion plan that will more than double the number of hotel rooms from 232 to 500, including eleven luxury spa suites, and add a luxurious 6,000 square-foot spa to the Dover Downs Hotel.  Construction began in the second quarter of 2006 and is expected to be completed in the fall of 2007.  The estimated cost of the expansion is $53,600,000, of which approximately $23,800,000 was paid through March 31, 2007.

At March 31, 2007, we have purchase obligations related to the expansion of our casino.  Construction began in the first quarter of 2007 and is expected to be completed in the fall of 2008.  On March 30, 2007, we announced our Phase VI casino expansion plan that will add nearly 70,000 square-feet to the Dover Downs Casino and will feature a new main entrance for the casino, a new gaming floor with room for more than 500 additional slot machines and the new Dover Downs Fire and Ice Lounge — an upscale entertainment lounge that will seat approximately 200 guests.  Plans also include retail space and three new restaurant options.  Construction began in the first quarter of 2007 and is expected to be completed in the fall of 2008.  The estimated cost of the casino expansion is $56,000,000, of which approximately $1,600,000 was paid through March 31, 2007.

Related Party Transactions

See NOTE 7 — Related Party Transactions to our consolidated financial statements included elsewhere in this document for a full description of related party transactions.

Critical Accounting Policies

The accounting policies described below are those considered critical by us in preparing our consolidated financial statements and/or include significant estimates made by management using information available at the time the estimates are made.  As described below, these estimates could change materially if different information or assumptions were used.

Points Program

We currently have a point loyalty program for our video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points may be redeemed for various services and merchandise throughout the gaming facility and for cash under certain circumstances.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $2,123,000 and $2,010,000, respectively, at March 31, 2007 and December 31, 2006, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

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

Recent Accounting Pronouncements

See NOTE 3—Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this document for a description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations, financial condition and cash flows.

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

•                  expansion of gaming in neighboring jurisdictions;

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors.  The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  For example, in 2005, the Maryland Senate passed a bill providing for various gaming venues for the third straight year and for the third straight year could not reach any consensus with the Maryland House. Accordingly, no legislation was passed. Approximately 70% of our Capital Club® member slot win comes from out of state patrons.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will have on us, but several facilities in Pennsylvania began operations by the end of 2006.  Management has estimated that slot win from Pennsylvania patrons represents approximately 4% of our total slot win.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to market risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $53,000,000 at March 31, 2007 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at March 31, 2007 would cause a change in total annual interest costs of $530,000.  The carrying values of these borrowings approximate their fair values at March 31, 2007.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.            Legal Proceedings

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.         Risk Factors

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, Factors That May Affect Operating Results; Forward-Looking Statements, beginning on page 15.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2007.

During the three months ended March 31, 2007, we purchased and retired 4,746 shares of our outstanding common stock for $64,000.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

The following table details our purchases of equity securities for the three months ended March 31, 2007 (the average price paid per share does not include associated expenses):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 — January 31, 2007	4,746	$13.54	—	2,668,733
February 1, 2007 — February 28, 2007	—	—	—	2,668,733
March 1, 2007 — March 31, 2007	—	—	—	2,668,733

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 25, 2007, John W. Rollins, Jr. and Patrick J. Bagley were re-elected as directors by our stockholders.  Directors whose terms of office continued after the meeting were Henry B. Tippie, Denis McGlynn, R. Randall Rollins, Jeffrey W. Rollins and Kenneth K. Chalmers.

	Votes For	Votes Withheld	Shares Not Voted
Election of John W. Rollins, Jr	184,618,076	199,932	858,329
Election of Patrick J. Bagley	184,433,040	384,968	858,329

Item 5.            Other Information

None.

Item 6.            Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 4, 2007	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and
Chief Financial Officer