Form 10-Q
period 2007-06-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2007-08-03
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of July 31, 2007, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock—	15,647,221 shares
Class A Common Stock—	17,003,173 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Gaming	$53,303	$52,634	$110,275	$108,121
Other operating	4,565	4,197	8,224	7,982
	57,868	56,831	118,499	116,103
Expenses:
Gaming	39,292	38,662	81,143	80,109
Other operating	4,001	3,746	7,281	7,091
General and administrative	1,534	1,548	3,104	3,187
Depreciation	1,735	1,739	3,477	3,476
	46,562	45,695	95,005	93,863

Operating earnings	11,306	11,136	23,494	22,240

Interest expense	451	797	975	1,441

Earnings before income taxes	10,855	10,339	22,519	20,799

Income taxes	4,451	4,249	9,234	8,546

Net earnings	$6,404	$6,090	$13,285	$12,253

Net earnings per common share:
Basic	$0.20	$0.19	$0.41	$0.38
Diluted	$0.20	$0.19	$0.41	$0.37

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$17,756	$20,020
Accounts receivable	2,553	4,325
Due from State of Delaware	5,634	10,972
Inventories	1,749	1,765
Prepaid expenses and other	2,433	1,838
Receivable from Dover Motorsports, Inc.	38	—
Prepaid income taxes	331	128
Deferred income taxes	1,346	1,247
Total current assets	31,840	40,295

Property and equipment, net	159,509	132,732
Total assets	$191,349	$173,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,009	$8,173
Purses due horsemen	4,567	8,899
Accrued liabilities	9,014	11,198
Payable to Dover Motorsports, Inc.	—	9
Deferred revenue	112	37
Total current liabilities	24,702	28,316

Revolving line of credit	69,875	59,425
Liability for pension benefits	2,565	2,640
Deferred income taxes	5,174	5,387
Total liabilities	102,316	95,768

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,640,865 and 15,413,867, respectively	1,564	1,542
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 17,003,173 and 17,003,173, respectively	1,700	1,700
Additional paid-in capital	2,175	769
Retained earnings	84,082	73,736
Accumulated other comprehensive loss	(488)	(488)
Total stockholders’ equity	89,033	77,259
Total liabilities and stockholders’ equity	$191,349	$173,027

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net earnings	$13,285	$12,253
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,477	3,476
Amortization of credit facility origination fees	18	22
Stock-based compensation	454	401
Deferred income taxes	(312)	(71)
Changes in assets and liabilities:
Accounts receivable	1,772	2,640
Due from State of Delaware	5,338	4,397
Inventories	16	10
Prepaid expenses and other	(613)	(493)
Receivable from/payable to Dover Motorsports, Inc.	(47)	14
Prepaid income taxes/income taxes payable	(203)	(3,891)
Accounts payable	(566)	625
Purses due horsemen	(4,332)	(3,938)
Accrued liabilities	(2,184)	(4,204)
Deferred revenue	75	35
Other liabilities	(75)	—
Net cash provided by operating activities	16,103	11,276

Investing activities:
Capital expenditures	(26,852)	(5,855)
Net cash used in investing activities	(26,852)	(5,855)

Financing activities:
Borrowings from revolving line of credit	93,605	147,325
Repayments of revolving line of credit	(83,155)	(115,300)
Dividends paid	(2,939)	(2,591)
Repurchase of common stock	(119)	(35,042)
Proceeds from stock options exercised	1,030	349
Excess tax benefit on stock awards	63	50
Net cash provided by (used in) financing activities	8,485	(5,209)

Net (decrease) increase in cash	(2,264)	212
Cash, beginning of period	20,020	19,986
Cash, end of period	$17,756	$20,198

Supplemental information:
Interest paid	$896	$1,311
Income taxes paid	$9,685	$12,458

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 6, 2007.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $50,486,000 and $47,036,000 as of June 30, 2007 and December 31, 2006, respectively.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities.  The capitalized interest is amortized over the estimated useful life of the asset to which it relates.  During the three and six-month periods ended June 30, 2007, we incurred $1,005,000 and $1,876,000 of interest cost, of which $554,000 and $901,000 was capitalized, respectively.  During the three and six-month periods ended June 30, 2006, we incurred $822,000 and $1,478,000 of interest cost, of which $25,000 and $37,000 was capitalized, respectively.

Income taxes—Deferred income taxes are provided in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 109, Accounting for Income Taxes, and Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Point loyalty program—We currently have a point loyalty program for our video lottery customers which allows them to earn points based on the volume of their video lottery activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $2,156,000 and $2,010,000, respectively, at June 30, 2007 and December 31, 2006, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $3,568,000 and $7,235,000, and $3,507,000 and $7,323,000 for the three and six-month periods ended June 30, 2007 and 2006, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.

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

Net earnings per common share—Weighted average shares used in computing basic and diluted net earnings per common share (“EPS”) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic EPS	32,341,000	32,141,000	32,321,000	32,540,000
Effect of dilutive securities	442,000	705,000	395,000	594,000
Diluted EPS	32,783,000	32,846,000	32,716,000	33,134,000

Dilutive securities include stock options and nonvested stock awards.

There were no anti-dilutive securities excluded from the calculation of diluted EPS for the three or six-month periods ended June 30, 2007 and 2006.

Accounting for stock-based compensation—We account for our stock-based compensation expense in accordance with FASB Statement No. 123R, Share-Based Payment.    Statement No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services.

We recorded total stock-based compensation expense of $238,000 and $454,000, and $205,000 and $401,000 as general and administrative expenses for the three and six-month periods ended June 30, 2007 and 2006, respectively.  We recorded income tax benefits of $59,000 and $117,000, and $40,000 and $80,000 for the three and six-month periods ended June 30, 2007 and 2006, respectively, related to our nonvested restricted stock awards.

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

Fair value of financial instruments—The carrying amounts of financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.  The carrying value of our revolving line of credit at June 30, 2007 and December 31, 2006 approximates its fair value based on the interest rates available on similar borrowings.

Adjustment to prior year amounts—During the fourth quarter of 2006, we adopted Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  As a result of adoption, the amounts reported in our second quarter 2006 consolidated statement of earnings included herein have been adjusted.  Net earnings were increased by $68,000 and $46,000 for the three and six-month periods ended June 30, 2006, respectively, in connection with the differences in the amount of slot win we recorded from our meters as compared to the amount of cash slot win that was taken out of the slot machines.  Additionally, the amounts reported in our consolidated statement of cash flows for the six months ended June 30, 2006 included herein have been adjusted accordingly.

Recent accounting pronouncements—In September 2006 the FASB issued Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt Statement No. 157 as of January 1, 2008.  The adoption of Statement No. 157 is not expected to have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption.  We will adopt Statement No. 159 as of January 1, 2008.  The adoption of Statement No. 159 is not expected to have an impact on our consolidated financial statements.

NOTE 4 — Credit Facility

We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  The facility is currently for $105,000,000 and it adjusts to $125,000,000 on October 1, 2007, to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including our hotel and casino expansions) and other general corporate purposes.  At June 30, 2007, we were in compliance with all terms of the facility and there was $69,875,000 outstanding at a weighted average interest rate of 6.1%. At June 30, 2007, $35,125,000 was available pursuant to the facility.

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

The components of net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$307,000	$280,000	$615,000	$560,000
Interest cost	125,000	99,000	250,000	198,000
Expected return on plan assets	(125,000)	(80,000)	(250,000)	(160,000)
Recognized net actuarial loss	2,000	9,000	5,000	18,000
Amortization of prior service cost	3,000	2,000	5,000	4,000
	$312,000	$310,000	$625,000	$620,000

We contributed $200,000 and $700,000 to our pension plans during the three and six-month periods ended June 30, 2007, respectively, and expect to contribute approximately $1,000,000 to our plans for the year ended December 31, 2007.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$1,542,000	$1,700,000	$769,000	$73,736,000	$(488,000)
Net earnings	—	—	—	13,285,000	—
Dividends paid, $0.09 per share	—	—	—	(2,939,000)	—
Repurchase and retirement of common stock	(1,000)	—	(118,000)	—	—
Proceeds from stock options exercised	15,000	—	1,015,000	—	—
Issuance of nonvested stock awards, net of forfeitures	8,000	—	(8,000)	—	—
Stock-based compensation	—	—	454,000	—	—
Excess tax benefit on stock awards	—	—	63,000	—	—
Balance at June 30, 2007	$1,564,000	$1,700,000	$2,175,000	$84,082,000	$(488,000)

On July 25, 2007, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.045 per share. The dividend is payable on September 10, 2007 to stockholders of record at the close of business on August 10, 2007.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2007 or 2006.  At June 30, 2007, we had remaining repurchase authority of 2,668,733 shares.

During the three and six-month periods ended June 30, 2007, we purchased and retired 3,542 and 8,288 shares of our outstanding common stock for $48,000 and $112,000, respectively.  During the three and six-month periods ended June 30, 2006, we purchased and retired 3,431 shares of our outstanding common stock for $56,000.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

NOTE 7 — Related Party Transactions

During the three and six-month periods ended June 30, 2007 and 2006, we allocated costs of $466,000 and $958,000, and $411,000 and $830,000, respectively, to DVD for certain administrative and operating services.  Additionally, DVD allocated costs of $54,000 and $102,000, and $32,000 and $58,000 to us for the three and six-month periods ended June 30, 2007 and 2006, respectively.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s June 2007 and 2006 NASCAR event weekends at Dover International Speedway, we provided certain services for which DVD was invoiced $600,000 and $461,000, respectively.  Additionally, DVD invoiced us $207,000 and $292,000 in the three and six-month periods ended June 30, 2007, respectively, and $92,000 in the three and six-month periods ended June 30, 2006 for our rental of a skybox suite, tickets and other services to DVD’s NASCAR event weekends at Dover International Speedway.  As of June 30,

2007, our consolidated balance sheet includes a $38,000 receivable from DVD for the aforementioned items.  We received payment for the receivable in the third quarter of 2007.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

As of June 30, 2007, we have purchase obligations related to the expansion of the Dover Downs Hotel.  Construction, which involves the addition of 268 luxury rooms, bringing the total number of rooms to 500, and a 6,000 square-foot luxury spa, began in the second quarter of 2006.  In July 2007, approximately 165 of the rooms were completed and placed in service with the remainder of the construction expected to be completed in September 2007.  The estimated cost of the hotel expansion is $53,600,000, of which approximately $32,600,000 was paid through June 30, 2007.

As of June 30, 2007, we have purchase obligations related to the expansion of our casino.  Construction, which will add nearly 70,000 square-feet to the Dover Downs Casino and will feature a new main entrance for the casino, a new gaming floor with room for more than 500 additional slot machines, the new Dover Downs Fire and Ice Lounge, retail space and three new restaurant options, began in the first quarter of 2007 and is expected to be completed by the fall of 2008.  The estimated cost of the casino expansion is $56,000,000, of which approximately $6,300,000 was paid through June 30, 2007.

Effective May 10, 2007, the State enacted legislation that establishes a one-time minimum increase in the amount remitted to the State by its three video lottery agents.  This legislation requires the three agents to fund a total increase of $5,000,000 in the State’s share of the industry’s slot win for the year ending June 2, 2008 (the “Review Period”) as compared to the year ended June 4, 2007.  In the event that the industry as a whole meets the required minimum increase, we will have no additional liability to the State.  In the event the industry as a whole does not meet the minimum increase, but we meet our portion of the minimum increase, which is approximately

$1,692,000, we will have no additional liability.  In the event the industry as a whole does not meet the minimum increase and we do not meet our portion of the minimum increase, we would be liable for our shortfall up to a maximum of $1,692,000.  Based on our operating results for June of 2007, we recorded a liability of $156,000 on our consolidated balance sheet as of June 30, 2007.

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

To the extent that any of the payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed. We estimate that the tax gross ups that would have been paid under the agreements in the event the agreements had been triggered due to a change would be approximately $2,900,000 and this amount has been included in the maximum contingent liability disclosed above. These are estimated maximum tax gross ups and assume that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered. Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants. The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax. However, as we are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered, we have included the full amount of these payments in our calculation.

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

We offer the only luxury hotel in the Delaware gaming market, providing a strong marketing tool, especially to higher-end players.  We also utilize our slot marketing system to allow for the most efficient marketing programs and the highest levels of customer service.

Because all of our operations are located at one facility, we face the risk of increased competition from the legalization of new or additional gaming venues.  We have therefore focused on creating the region’s premier gaming destination and building and rewarding customer loyalty through innovative marketing efforts and unparalleled customer service and a variety of amenities.

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

See NOTE 3 to our consolidated financial statements included elsewhere in this document for a discussion on the adoption of SAB No. 108 in 2006.  The second quarter 2006 amounts have been revised for the immaterial impact of the adoption of SAB No. 108.

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

Gaming revenues increased by $669,000, or 1.3%, to $53,303,000 in the second quarter of 2007, entirely the result of increased play in our casino.  This increase in video lottery (slot machine) win was partially offset by lower horse racing commissions.  We believe that the increase in casino play can be attributed to the conversion of 4,000 square-feet of space within our existing complex to gaming space which allowed us to add more than 200 new machines in July of 2006, targeted marketing efforts using our player database, and our efforts to provide our customers with enhanced casino products and other amenities.  Our average number of machines increased from 2,503 in the second quarter of 2006 to 2,712 in the second quarter of 2007.

Other operating revenues were $4,565,000 in the second quarter of 2007 as compared to $4,197,000 in the second quarter of 2006.  Net food and beverage revenues increased $333,000 to $3,232,000 from $2,899,000 in the second quarter of 2006 primarily due to an increase in banquet sales.  Additionally, cash rooms revenue increased $72,000 in the second quarter of 2007.  Partially offsetting these increases was a decrease in other operating revenues mainly from a decrease in concert ticket sales as a result of promoting fewer shows during the quarter.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $3,568,000 and $3,507,000 in the second quarter of 2007 and 2006, respectively.  Promotional allowances represented 43.9% and 45.5% of gross other operating revenues in second quarter of 2007 and 2006, respectively.

Gaming expenses increased by $630,000, or 1.6%, reflecting the higher gaming revenues.  Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $226,000 and

$275,000, respectively.  Additionally, amounts allocated from the video lottery operation for harness horse racing purses increased from $6,089,000 in the second quarter of 2006 to $6,235,000 in the second quarter of 2007.  Partially offsetting these increases was a decrease in marketing expenses.

Other operating expenses increased by $255,000, or 6.8%.  Expenses related to our food and beverage operations were $3,277,000 in the second quarter of 2007 and $3,192,000 in the second quarter of 2006.  All other operating expenses increased $170,000 in the second quarter of 2007 as compared to the second quarter of 2006.

General and administrative expenses were consistent with the second quarter of 2006 at $1,548,000 compared with $1,534,000.

Depreciation expense was consistent with the second quarter of 2006 at $1,739,000 compared with $1,735,000.

Interest expense decreased by $346,000 due to higher average outstanding borrowings and an increase in our average interest rate on our credit facility being more than offset by the amount of interest we capitalized during the second quarter of 2007 as compared to the second quarter of 2006.  During the second quarter of 2006, the majority of our credit facility borrowings were used to fund our $34,986,000 self-tender in January 2006.  During the second quarter of 2007, the majority of our credit facility borrowings were used for our hotel and casino expansion projects.  The interest expense associated with the borrowings for our hotel and casino expansions is being capitalized as part of the project cost.

Our effective income tax rate was 41.0% and 41.1% for the three months ended June 30, 2007 and 2006, respectively.

Net earnings were $6,404,000 in the second quarter of 2007 as compared to $6,090,000 in the second quarter of 2006. The increase of $314,000, or 5.2%, was due to the increase in slot win, improved results for our hotel and food and beverage operations and a reduction in our interest expense, partially offset by lower horse racing commissions.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

Gaming revenues increased by $2,154,000, or 2.0%, to $110,275,000 in the first six months of 2007, entirely the result of increased play in our casino.  This increase in video lottery (slot machine) win was partially offset by lower horse racing commissions.  We believe that the increase in casino play can be attributed to the conversion of 4,000 square-feet of space within our existing complex to gaming space which allowed us to add more than 200 new machines in July of 2006, targeted marketing efforts using our player database, and our efforts to provide our customers with enhanced casino products and other amenities.  Our average number of machines increased from 2,502 in the first six months of 2006 to 2,722 in the first six months of 2007.

Other operating revenues were $8,224,000 in the first six months of 2007 as compared to $7,982,000 in the first six months of 2006.  Net food and beverage revenues increased $257,000 to $5,748,000 from $5,491,000 in the first six months of 2006 primarily due to an increase in banquet sales and the opening of a new coffee shop in our hotel lobby during the second quarter of 2006.  Additionally, cash rooms revenue increased $122,000 in the first six months of 2007.  Partially offsetting these increases was a decrease in other operating revenues mainly from a decrease in concert ticket sales as a result of promoting fewer shows during the first half of the year.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $7,235,000 and $7,323,000 in the first six months of 2007 and 2006, respectively.  Promotional allowances represented 46.8% and 47.8% of gross other operating revenues in first six months of 2007 and 2006, respectively.

Gaming expenses increased by $1,034,000, or 1.3%, reflecting the higher gaming revenues.  Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $452,000 and $520,000, respectively.  Additionally, amounts allocated from the video lottery operation for harness horse racing purses increased from $12,324,000 in the first six months of 2006 to $12,590,000 in the first six months of 2007.  Partially offsetting these increases was a decrease in marketing expenses.

Other operating expenses increased by $190,000, or 2.7%.  Expenses related to our food and beverage operations were $6,048,000 in the first six months of 2007 and $5,981,000 in the first six months of 2006.  All other operating expenses increased $123,000 in the first six months of 2007 as compared to the first six months of 2006.

General and administrative expenses decreased by $83,000 to $3,104,000 from $3,187,000 in the first six months of 2006, primarily the result of a decrease in legal expenses and the write-off of office expansion costs in the first quarter of 2006.  These decreases were partially offset by an increase in wages and benefits costs.

Depreciation expense was consistent with the first six months of 2006 at $3,476,000 compared with $3,477,000.

Interest expense decreased by $466,000 due to higher average outstanding borrowings and an increase in our average interest rate on our credit facility being more than offset by the amount of interest we capitalized during the first six months of 2007 as compared to the first six months of 2006.  During the first six months of 2006, the majority of our credit facility borrowings were used to fund our $34,986,000 self-tender in January 2006.  During the first six months of 2007, the majority of our credit facility borrowings were used for our hotel expansion project.  The interest expense associated with the borrowings for our hotel and casino expansions is being capitalized as part of the project cost.

Our effective income tax rate was 41.0% and 41.1% for the six months ended June 30, 2007 and 2006, respectively.

Net earnings were $13,285,000 in the first six months of 2007 as compared to $12,253,000 in the first six months of 2006.  The increase of $1,032,000, or 8.4%, was due to the improved results for our gaming operations that resulted from an increase in slot win and a reduction in our interest expense, partially offset by lower horse racing commissions.

Liquidity and Capital Resources

Net cash provided by operating activities was $16,103,000 for the six months ended June 30, 2007 compared to $11,276,000 for the six months ended June 30, 2006.  The increase was primarily due to an increase in net earnings and the timing of income tax payments related to the gain on sale of a shopping center.  We sold the shopping center in December 2005; however, the income taxes on the gain on sale were paid in 2006.

Net cash used in investing activities was $26,852,000 for the six months ended June 30, 2007 compared to $5,855,000 for the six months ended June 30, 2006.  Capital expenditures for the first six months of 2007 related primarily to the Dover Downs Hotel expansion and to a lesser extent, our Phase VI casino expansion.  Capital expenditures for the first six months of 2006 related primarily to engineering and architectural work for the Dover Downs Hotel expansion and improvements to the heating, cooling and lighting systems for our entire entertainment complex.

Net cash provided by financing activities was $8,485,000 for the six months ended June 30, 2007 compared to net cash used in financing activities of $5,209,000 for the six months ended June 30, 2006.  We had net borrowings under our revolving line of credit of $10,450,000 during the first six months of 2007, primarily to fund capital expenditures.  We had net borrowings of $32,025,000 during the first six months of 2006, primarily to fund stock repurchases of $35,042,000 in January 2006.  We paid $2,939,000 and $2,591,000 in cash dividends during the first six months of 2007 and 2006, respectively.

On July 25, 2007, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.045 per share.  The dividend is payable on September 10, 2007 to shareholders of record at the close of business on August 10, 2007.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2007 or 2006.  At June 30, 2007, we had remaining repurchase authority of 2,668,733 shares.

On March 16, 2006, we announced an expansion plan that will more than double the number of hotel rooms from 232 to 500, including eleven luxury spa suites, and add a luxurious 6,000 square-foot spa to the Dover Downs Hotel.  Construction began in the second quarter of 2006 and is expected to be completed in September 2007, although approximately 165 rooms became available in July 2007.  The estimated cost of the hotel expansion is $53,600,000, of which approximately $32,600,000 was paid through June 30, 2007, and the remainder is expected to be paid by the end of 2007.  On March 30, 2007, we announced our Phase VI casino expansion plan that will add nearly 70,000 square-feet to the Dover Downs Casino and will feature a new main entrance for the casino, a new gaming floor with room for more than 500 additional slot machines and the new Dover Downs Fire and Ice Lounge — an upscale entertainment lounge that will seat approximately 200 guests.  Plans also include retail space and three new restaurant options.  Construction began in the first quarter of 2007 and is expected to be completed by the fall of 2008.  The estimated cost of the casino expansion is $56,000,000, of which approximately $6,300,000 was paid through June 30, 2007, and approximately $14,300,000 is expected to be paid for the remainder of 2007.  Based on current business conditions, other than the hotel and casino expansions we expect to make additional capital expenditures of approximately $6,000,000 during 2007, primarily for renovations to Phase I of our hotel, casino equipment and improvements, an improved surveillance system and improvements in our food and beverage departments.  Additionally, we expect to contribute approximately $1,000,000 to our pension plans in 2007, of which $700,000 was contributed during the first six months of 2007.

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

We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  The facility is currently for $105,000,000 and it adjusts to $125,000,000 on October 1, 2007, to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including our hotel and casino expansions) and other general corporate purposes.  At June 30, 2007, we were in compliance with all terms of the facility and there was $69,875,000 outstanding at a weighted average interest rate of 6.1%.  At June 30, 2007, $35,125,000 was available pursuant to the facility.

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

The introduction or expansion of gaming in and around our market area could have a material adverse effect on our cash flows and results of operations.  See Factors That May Affect Operating Results; Forward-Looking Statements beginning on page 17 for further discussion.

Contractual Obligations

At June 30, 2007, we had the following contractual obligations:

		Payments Due by Period
	Total	2007	2008 — 2009	2010 — 2011	Thereafter
Revolving line of credit	$69,875,000	$—	$—	$—	$69,875,000
Estimated interest payments on revolving line of credit	11,899,000	2,131,000	4,262,000	4,263,000	1,243,000
Pension contributions	4,300,000	300,000	2,000,000	2,000,000	—
Purchase obligations	70,700,000	35,300,000	35,400,000	—	—
	$156,774,000	$37,731,000	$41,662,000	$6,263,000	$71,118,000

The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of June 30, 2007 and current interest rates.

Although we have no required minimum contribution related to our pension plans, we expect to contribute approximately $1,000,000 per year to the plans.

At June 30, 2007, we have purchase obligations related to the expansion of the Dover Downs Hotel.  On March 16, 2006, we announced an expansion plan that will more than double the number of hotel rooms from 232 to 500, including eleven luxury spa suites, and add a luxurious 6,000 square-foot spa to the Dover Downs Hotel.  Construction began in the second quarter of 2006 and is expected to be completed in September 2007, although approximately 165 rooms became available in July 2007.  The estimated cost of the expansion is $53,600,000, of which approximately $32,600,000 was paid through June 30, 2007, and the remainder is expected to be paid by the end of 2007.

At June 30, 2007, we have purchase obligations related to the expansion of our casino.  Construction began in the first quarter of 2007 and is expected to be completed in the fall of 2008.  On March 30, 2007, we announced our Phase VI casino expansion plan that will add nearly 70,000 square-feet to the Dover Downs Casino and will feature a new main entrance for the casino, a new gaming floor with room for more than 500 additional slot machines and the new Dover Downs Fire and Ice Lounge — an upscale entertainment lounge that will seat approximately 200 guests.  Plans also include retail space and three new restaurant options.  Construction began in the first quarter of 2007 and is expected to be completed by the fall of 2008.  The estimated cost of the casino expansion is $56,000,000, of which approximately $6,300,000 was paid through June 30, 2007, and approximately $14,300,000 is expected to be paid for the remainder of 2007.

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

Points Program

We currently have a point loyalty program for our video lottery customers which allows them to earn points based on the volume of their video lottery activity.  The points may be redeemed for various services and merchandise throughout the gaming facility and for cash under certain circumstances.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $2,156,000 and $2,010,000, respectively, at June 30, 2007 and December 31, 2006, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors.  The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  For example, in 2005, the Maryland Senate passed a bill providing for various gaming venues for the third straight year and for the third straight year could not reach any consensus with the Maryland House. Accordingly, no legislation was passed. Approximately 73% of our Capital Club® member slot win comes from out of state patrons.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will have on us, but several facilities in Pennsylvania began operations by the end of 2006.  Management has estimated that slot win from Pennsylvania patrons currently represents approximately 4% of our total slot win.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to market risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $69,875,000 at June 30, 2007 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at June 30, 2007 would cause a change in total annual interest costs of $699,000.  The carrying values of these borrowings approximate their fair values at June 30, 2007.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.            Legal Proceedings

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.         Risk Factors

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, Factors That May Affect Operating Results; Forward-Looking Statements, beginning on page 17.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2007.

During the three months ended June 30, 2007, we purchased and retired 3,542 shares of our outstanding common stock for $48,000.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

The following table details our purchases of equity securities for the three months ended June 30, 2007 (the average price paid per share does not include associated expenses):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 — April 30, 2007	3,542	$13.40	—	2,668,733
May 1, 2007 — May 31, 2007	—	—	—	2,668,733
June 1, 2007 — June 30, 2007	—	—	—	2,668,733

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

DATED:	August 3, 2007	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and
Chief Financial Officer