Form 10-Q
period 2007-09-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2007-11-02
CIK 1162556

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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
Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

        As of October 31, 2007, the number of shares of each class of the registrant's common stock outstanding is as follows:

Common Stock—	15,647,221 shares
Class A Common Stock—	17,003,173 shares

Part I—Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
In Thousands, Except Per Share Amounts
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Gaming	$59,865	$57,676	$170,140	$165,797
Other operating	4,701	4,005	12,925	11,987

	64,566	61,681	183,065	177,784

Expenses:
Gaming	43,636	42,378	124,779	122,487
Other operating	4,027	3,498	11,308	10,589
General and administrative	1,539	1,350	4,643	4,537
Depreciation	2,056	1,800	5,533	5,276

	51,258	49,026	146,263	142,889

Operating earnings	13,308	12,655	36,802	34,895
Interest expense	724	804	1,699	2,245

Earnings before income taxes	12,584	11,851	35,103	32,650
Income taxes	5,149	4,857	14,383	13,403

Net earnings	$7,435	$6,994	$20,720	$19,247

Net earnings per common share:
Basic	$0.23	$0.22	$0.64	$0.59

Diluted	$0.23	$0.21	$0.63	$0.58

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
In Thousands, Except Share and Per Share Amounts
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash	$18,726	$20,020
Accounts receivable	3,204	4,325
Due from State of Delaware	12,828	10,972
Inventories	1,760	1,765
Prepaid expenses and other	2,849	1,838
Receivable from Dover Motorsports, Inc.	17	—
Prepaid income taxes	—	128
Deferred income taxes	1,303	1,247

Total current assets	40,687	40,295
Property and equipment, net	171,755	132,732

Total assets	$212,442	$173,027

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,568	$8,173
Purses due horsemen	11,756	8,899
Accrued liabilities	9,916	11,198
Payable to Dover Motorsports, Inc.	—	9
Income taxes payable	69	—
Deferred revenue	191	37

Total current liabilities	33,500	28,316
Revolving line of credit	75,825	59,425
Liability for pension benefits	2,567	2,640
Deferred income taxes	5,295	5,387

Total liabilities	117,187	95,768

Commitments and contingencies (see Notes to the Consolidated Financial Statements)
Stockholders' equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,647,221 and 15,413,867, respectively	1,565	1,542
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 17,003,173 and 17,003,173, respectively	1,700	1,700
Additional paid-in capital	2,430	769
Retained earnings	90,048	73,736
Accumulated other comprehensive loss	(488)	(488)

Total stockholders' equity	95,255	77,259

Total liabilities and stockholders' equity	$212,442	$173,027

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net earnings	$20,720	$19,247
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,533	5,276
Amortization of credit facility origination fees	26	33
Stock-based compensation	671	564
Deferred income taxes	(148)	(242)
Changes in assets and liabilities:
Accounts receivable	1,121	1,623
Due from State of Delaware	(1,856)	(2,207)
Inventories	5	109
Prepaid expenses and other	(1,037)	(537)
Receivable from/payable to Dover Motorsports, Inc.	(26)	(17)
Accounts payable	(691)	981
Purses due horsemen	2,857	2,624
Accrued liabilities	(1,282)	(2,090)
Income taxes payable/prepaid income taxes	197	(2,639)
Deferred revenue	154	129
Other liabilities	(73)	—

Net cash provided by operating activities	26,171	22,854

Investing activities:
Capital expenditures	(40,470)	(11,689)

Net cash used in investing activities	(40,470)	(11,689)

Financing activities:
Borrowings from revolving line of credit	130,180	171,825
Repayments of revolving line of credit	(113,780)	(143,325)
Dividends paid	(4,408)	(4,051)
Repurchase of common stock	(119)	(35,052)
Proceeds from stock options exercised	1,069	458
Excess tax benefit on stock awards	63	50

Net cash provided by (used in) financing activities	13,005	(10,095)

Net (decrease) increase in cash	(1,294)	1,070
Cash, beginning of period	20,020	19,986

Cash, end of period	$18,726	$21,056

Supplemental information:
Interest paid	$1,588	$2,203

Income taxes paid	$14,270	$16,233

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—Basis of Presentation

        References in this document to "we," "us" and "our" mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

        The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements. These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 6, 2007. In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2—Business Operations

        We are a diversified gaming and entertainment company whose operations consist of Dover Downs Slots—a 97,000 square-foot video lottery (slots) casino complex; the Dover Downs Hotel—featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway—a harness racing track with pari-mutuel wagering on live and simulcast horse races. Our entertainment complex is located in Dover, the capital of the State of Delaware.

        Dover Downs Gaming & Entertainment, Inc. is a public holding company that has two wholly owned subsidiaries: Dover Downs, Inc. and Dover Downs Management Corp. Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness racing operations in 1969. In June of 1994, legislation authorizing video lottery operations in the State of Delaware (the "State") was adopted. Our video lottery (slots) casino operations began on December 29, 1995. As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) ("DVD"), and became the operating entity for all of DVD's gaming operations.

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

        Dover Downs, Inc. is authorized to conduct video lottery operations as one of three "Licensed Agents" under the Delaware State Lottery Code. Pursuant to Delaware's Horse Racing Redevelopment Act, enacted in 1994, the Delaware State Lottery Office administers and controls the operation of the video lottery.

        Our license from the Delaware Harness Racing Commission (the "Commission") to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain our license to conduct video lottery operations, we are required to maintain our harness horse racing license. We have received an annual license from the Commission for the past 38 consecutive years and management believes that our relationship with the Commission remains good.

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

        Property and equipment—Property and equipment is stated at cost. Depreciation is provided for financial reporting purposes using the straight-line method. Accumulated depreciation was $52,395,000 and $47,036,000 as of September 30, 2007 and December 31, 2006, respectively.

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

        Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates. During the three and nine-month periods ended September 30, 2007, we incurred $1,149,000 and $3,025,000 of interest cost, of which $425,000 and $1,326,000 was capitalized, respectively. During the three and nine-month periods ended September 30, 2006, we incurred $901,000 and $2,379,000 of interest cost, of which $97,000 and $134,000 was capitalized, respectively.

        Income taxes—Deferred income taxes are provided in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 109, Accounting for Income Taxes, and Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date. Tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

        Point loyalty program—We currently have a point loyalty program for our video lottery customers which allows them to earn points based on the volume of their video lottery activity. All reward points earned by customers are expensed in the period they are earned. The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $2,117,000 and $2,010,000, respectively, at September 30, 2007 and December 31, 2006, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed. We use historical data to estimate those amounts.

        Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering. Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income. Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,225,000 and $11,460,000, and $4,073,000 and $11,396,000 for the three and nine-month periods ended September 30, 2007 and 2006, respectively. The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.

        For the video lottery operations, which account for at least 90% of revenues for all periods presented, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in our consolidated financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the video lottery operations, collects the State's share of the win and the amount due to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to us as our commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State's share of the win, (ii) for remittance to the providers of the video lottery (slot) machines and associated computer systems, and (iii) for harness horse racing purses. We recognize revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms, food and beverage sales and other miscellaneous income are recognized at the time the service is provided.

        Net earnings per common share—Weighted average shares used in computing basic and diluted net earnings per common share ("EPS") are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic EPS	32,351,000	32,168,000	32,331,000	32,414,000
Effect of dilutive securities	370,000	562,000	387,000	584,000

Diluted EPS	32,721,000	32,730,000	32,718,000	32,998,000

        Dilutive securities include stock options and nonvested stock awards.

        There were no anti-dilutive securities excluded from the calculation of diluted EPS for the three or nine-month periods ended September 30, 2007 and 2006.

        Accounting for stock-based compensation—We account for our stock-based compensation expense in accordance with FASB Statement No. 123R, Share-Based Payment. Statement No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services.

        We recorded total stock-based compensation expense of $217,000 and $671,000, and $163,000 and $564,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2007 and 2006, respectively. We recorded income tax benefits of $58,000 and $175,000, and $29,000 and $109,000 for the three and nine-month periods ended September 30, 2007 and 2006, respectively, related to our nonvested restricted stock awards.

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

        Fair value of financial instruments—The carrying amounts of financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments. The carrying value of our revolving line of credit at September 30, 2007 and December 31, 2006 approximates its fair value based on the interest rates available on similar borrowings.

        Adjustment to prior year amounts—During the fourth quarter of 2006, we adopted Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. As a result of adoption, the amounts reported in our third quarter 2006 consolidated statement of earnings included herein have been adjusted. Net earnings were decreased by $110,000 and $64,000 for the three and nine-month periods ended September 30, 2006, respectively, in connection with the differences in the amount of slot win we recorded from our meters as compared to the amount of cash slot win that was taken out of the slot machines. Additionally, the amounts reported in our consolidated statement of cash flows for the nine months ended September 30, 2006 included herein have been adjusted accordingly.

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

NOTE 4—Credit Facility

        We have a credit facility with Wilmington Trust Company that expires on April 17, 2012. At September 30, 2007, the facility was for $105,000,000. On October 1, 2007, it adjusted to $125,000,000 and adjusts to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012. Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the "leverage ratio") or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points depending on the leverage ratio. The credit facility has minimum net worth, interest coverage and maximum leverage requirements. Material adverse changes in our results of operations could impact our ability to satisfy these requirements. The facility is for seasonal funding needs, capital improvements (including our hotel and casino expansions) and other general corporate purposes. At September 30, 2007, we were in compliance with all terms of the facility and there was $75,825,000 outstanding at a weighted average interest rate of 6.11%. At September 30, 2007, $29,175,000 was available pursuant to the facility.

NOTE 5—Pension Plans

        We maintain a non-contributory, tax qualified defined benefit pension plan. All of our full time employees are eligible to participate in this qualified pension plan. Benefits provided by our qualified pension plan are based on years of service and employees' remuneration over their term of employment. Pension costs are funded in accordance with the provisions of the Internal Revenue Code. We also maintain a non-qualified, non-contributory defined benefit pension plan for certain employees. This excess plan provides benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law. The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.

        The components of net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$299,000	$329,000	$914,000	$889,000
Interest cost	122,000	107,000	372,000	305,000
Expected return on plan assets	(126,000)	(116,000)	(376,000)	(276,000)
Recognized net actuarial loss	2,000	24,000	7,000	42,000
Amortization of prior service cost	2,000	2,000	7,000	6,000

	$299,000	$346,000	$924,000	$966,000

        We contributed $300,000 and $1,000,000 to our pension plans during the three and nine-month periods ended September 30, 2007, which is the total amount we expect to contribute for the year ended December 31, 2007.

NOTE 6—Stockholders' Equity

        Changes in the components of stockholders' equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$1,542,000	$1,700,000	$769,000	$73,736,000	$(488,000)
Net earnings	—	—	—	20,720,000	—
Dividends paid, $0.135 per share	—	—	—	(4,408,000)	—
Repurchase and retirement of common stock	(1,000)	—	(118,000)	—	—
Proceeds from stock options exercised	16,000	—	1,053,000	—	—
Issuance of nonvested stock awards, net of forfeitures	8,000	—	(8,000)	—	—
Stock-based compensation	—	—	671,000	—	—
Excess tax benefit on stock awards	—	—	63,000	—	—

Balance at September 30, 2007	$1,565,000	$1,700,000	$2,430,000	$90,048,000	$(488,000)

        On October 24, 2007, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.05 per share, an increase of 11.1%, or $.005 per share. The dividend is payable on December 10, 2007 to stockholders of record at the close of business on November 10, 2007.

        On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2007 or 2006. At September 30, 2007, we had remaining repurchase authority of 2,668,733 shares.

        During the nine-month period ended September 30, 2007, we purchased and retired 8,288 shares of our outstanding common stock for $112,000. During the nine-month period ended September 30, 2006, we purchased and retired 3,431 shares of our outstanding common stock for $56,000. These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

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

NOTE 7—Related Party Transactions

        During the three and nine-month periods ended September 30, 2007 and 2006, we allocated costs of $471,000 and $1,429,000, and $396,000 and $1,226,000, respectively, to DVD for certain administrative and operating services. Additionally, DVD allocated costs of $30,000 and $132,000, and $22,000 and $95,000 to us for the three and nine-month periods ended September 30, 2007 and 2006, respectively. The allocations were based on an analysis of each company's share of the costs. In connection with DVD's 2007 and 2006 NASCAR event weekends at Dover International Speedway, we provided certain services for which DVD was invoiced $598,000 and $1,198,000, and $500,000 and $961,000, during the three and nine-month periods ended September 30, 2007 and 2006, respectively. Additionally, DVD invoiced us $213,000 and $505,000, and $149,000 and $289,000, during the three and nine-month periods ended September 30, 2007 and 2006, respectively, for our rental of a skybox suite, tickets and other services to DVD's NASCAR event weekends at Dover International Speedway. As of September 30, 2007, our consolidated balance sheet includes a $17,000 receivable from DVD for the aforementioned items. We received payment for the receivable in the fourth quarter of 2007. The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

        Our use of DVD's 5/8-mile harness racing track is pursuant to an easement granted to us by DVD which does not require the payment of any rent. Under the terms of the easement, we have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period. The harness track is located on property owned by DVD and is on the inside of DVD's motorsports superspeedway. Our indoor grandstands are used by DVD at no charge in connection with its major motorsports events. DVD also leases its principal office space from us. Various easements and agreements relative to access, utilities and parking have also been entered into between DVD and us relative to our respective Dover, Delaware facilities.

        Henry B. Tippie, Chairman of our Board of Directors, controls in excess of fifty percent of our voting power. Mr. Tippie's voting control emanates from his direct and indirect holdings of common stock and Class A common stock, from his status as executor of the estate of John W. Rollins, our largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with R. Randall Rollins, one of our directors. This means that Mr. Tippie has the ability to determine the outcome of our election of directors and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power.

        Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins and Henry B. Tippie are all Directors of ours and DVD. Denis McGlynn is the President and Chief Executive Officer of both companies, Klaus M. Belohoubek is the Senior Vice President—General Counsel and Secretary of both companies and Patrick J. Bagley is the Senior Vice President—Finance and Chief Financial Officer of DVD. Mr. Tippie controls in excess of fifty percent of the voting power of DVD.

NOTE 8—Commitments and Contingencies

        We are a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

        As of September 30, 2007, we have purchase obligations related to the expansion of the Dover Downs Hotel. Construction, which involves the addition of 268 luxury rooms, bringing the total number of rooms to 500, and a 6,000 square-foot luxury spa, began in the second quarter of 2006. During the third quarter of 2007, nine of the ten floors were completed and placed in service with the remaining floor being placed in service in October 2007. The estimated cost of the hotel expansion is $50,000,000, of which approximately $40,100,000 was paid through September 30, 2007.

        As of September 30, 2007, we have purchase obligations related to the expansion of our casino. Construction, which will add nearly 70,000 square-feet to the Dover Downs Casino and will feature a new main entrance for the casino, a new gaming floor with room for more than 500 additional slot machines, the new Dover Downs Fire and Ice Lounge, retail space and three new restaurant options, began in the first quarter of 2007 and is expected to be completed by the fall of 2008. The estimated cost of the casino expansion is $56,000,000, of which approximately $11,000,000 was paid through September 30, 2007.

        Effective May 10, 2007, the State enacted legislation that establishes a one-time minimum increase in the amount remitted to the State by its three video lottery agents. This legislation requires the three agents to fund a total increase of $5,000,000 in the State's share of the industry's slot win for the year ending June 2, 2008 (the "Review Period") as compared to the year ended June 4, 2007. The guarantee is not a joint one, but is several. In the event that the industry as a whole meets the required minimum increase, there is no additional liability to the State. In the event the industry as a whole does not meet the minimum increase, but we meet our portion of the minimum increase, which is approximately $1,692,000, we will have no additional liability. In the event the industry as a whole does not meet the minimum increase and we do not meet our portion of the minimum increase, we would be liable for our shortfall up to a maximum of $1,692,000. In addition, in the event that the industry as a whole falls below the minimum increase by $10,000,000 and we do not meet our portion of the minimum increase, we could also be liable for an additional amount, not to exceed $338,000. Based on our operating results for June through September of 2007, we expect to meet our required minimum increase for the Review Period. As a result, we do not expect to make any additional payments pursuant to the guarantee, and therefore have not recorded a liability on our consolidated balance sheet as of September 30, 2007.

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

        To the extent that any of the payments or benefits due under the agreements constitute an excess "parachute payment" under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed. We estimate that the tax gross ups that would have been paid under the agreements in the event the agreements had been triggered due to a change would be approximately $2,900,000 and this amount has been included in the maximum contingent liability disclosed above. These are estimated maximum tax gross ups and assume that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered. Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer's non-compete covenants. The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax. However, as we are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered, we have included the full amount of these payments in our calculation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is based upon and should be read together with the consolidated financial statements and notes thereto included elsewhere in this document.

        Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Slots—a 97,000 square-foot video lottery (slots) casino complex; the Dover Downs Hotel—featuring luxury accommodations with conference, banquet, fine dining, ballroom and concert hall facilities; and Dover Downs Raceway—a harness racing track with pari-mutuel wagering on live and simulcast horse races.

        Approximately 90% of our revenue is derived from video lottery (slot) machine win. Several factors contribute to the video lottery (slot) machine win for any gaming company, including, but not limited to:

  •
  Proximity to major population bases,

  •
  Competition in our market,

  •
  The quantity and types of slot machines available,

  •
  The quality of the physical property,

  •
  Other amenities offered on site,

  •
  Customer service levels, and

  •
  Marketing programs.

        We believe that we hold a strong position in each of these areas. Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive. According to the 2000 United States Census, approximately 32.8 million people live within 150 miles of our complex. There are significant barriers to entry related to the gaming business in Delaware. By law, only three existing horse racing facilities in the State are allowed to have a gaming license. Our property, originally designed and developed with the assistance of Caesars World Gaming Development Corporation, is similar to properties found in the country's largest gaming markets. We offer the only luxury hotel in the Delaware gaming market, providing a strong marketing tool, especially to higher-end players. We also utilize our slot marketing system to allow for the most efficient marketing programs and the highest levels of customer service.

        Because all of our operations are located at one facility, we face the risk of increased competition from the legalization of new or additional gaming venues. We have therefore focused on creating the region's premier gaming destination and building and rewarding customer loyalty through innovative marketing efforts, unparalleled customer service and a variety of amenities.

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

        For the video lottery operations, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in our consolidated financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the video lottery operations, collects the State's share of the win and the amount due to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to us as our commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State's share of the win, (ii) for remittance to the providers of the video lottery (slot) machines and associated computer systems, and (iii) for harness horse racing purses. We recognize revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms, food and beverage sales and other miscellaneous income are recognized at the time the service is provided.

        See NOTE 3 to our consolidated financial statements included elsewhere in this document for a discussion on the adoption of SAB No. 108 in 2006. The third quarter 2006 amounts have been revised for the immaterial impact of the adoption of SAB No. 108.

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

        Gaming revenues increased by $2,189,000, or 3.8%, to $59,865,000 in the third quarter of 2007, entirely the result of increased play in our casino. We believe that the increase in casino play can be attributed to the partial opening of our hotel expansion during the third quarter of 2007, targeted marketing efforts using our player database, and our efforts to provide our customers with enhanced casino products and other amenities. Our average number of machines increased slightly from 2,700 in the third quarter of 2006 to 2,716 in the third quarter of 2007.

        Other operating revenues were $4,701,000 in the third quarter of 2007 as compared to $4,005,000 in the third quarter of 2006. Net food and beverage revenues increased $488,000 to $3,147,000 from $2,659,000 in the third quarter of 2006 primarily due to an increase in banquet sales. Additionally, cash rooms revenue increased $249,000 in the third quarter of 2007 mainly due to the new hotel rooms added during the quarter. Partially offsetting these increases was a decrease in other operating revenues mainly from a decrease in concert ticket sales as a result of promoting fewer shows during the quarter. Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,225,000 and $4,073,000 in the third quarter of 2007 and 2006, respectively. Promotional allowances represented 47.3% and 50.4% of gross other operating revenues in third quarter of 2007 and 2006, respectively.

        Gaming expenses increased by $1,258,000, or 3.0%, reflecting the higher gaming revenues. Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $630,000 and $424,000, respectively. Additionally, amounts allocated from the video lottery operation for harness horse racing purses increased from $6,770,000 in the third quarter of 2006 to $6,995,000 in the third quarter of 2007.

        Other operating expenses increased by $529,000 as a result of the increase in revenues. Expenses related to our food and beverage operations were $3,223,000 in the third quarter of 2007 and $2,814,000 in the third quarter of 2006. Expenses related to our rooms operations increased $94,000 in the third quarter of 2007 mainly due to the new hotel rooms added during the quarter.

        General and administrative expenses were $1,539,000 in the third quarter of 2007 as compared to $1,350,000 in the third quarter of 2006. The increase was due primarily to higher stock based compensation expenses and benefits costs and losses on the disposal of hotel assets as we remodel rooms constructed in the original hotel building.

        Depreciation expense was $2,056,000 in the third quarter of 2007 as compared to $1,800,000 in the third quarter of 2006. The increase resulted primarily from the opening of a portion of our hotel expansion during the third quarter of 2007.

        Interest expense decreased by $80,000 due to the amount of interest we capitalized during the third quarter of 2007 as compared to the third quarter of 2006, despite higher average outstanding borrowings on our credit facility. During the third quarter of 2007, the majority of our credit facility borrowings were used for our hotel and casino expansion projects. The interest expense associated with the borrowings for our hotel and casino expansions is being capitalized as part of the project cost.

        Our effective income tax rate was 41.0% for the three months ended September 30, 2007 and 2006.

        Net earnings were $7,435,000 in the third quarter of 2007 as compared to $6,994,000 in the third quarter of 2006. The increase of $441,000, or 6.3%, was due to the increase in slot win and improved results for our hotel and food and beverage operations, partially offset by higher general and administrative expenses and depreciation expense.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

        Gaming revenues increased by $4,343,000, or 2.6%, to $170,140,000 in the first nine months of 2007, entirely the result of increased play in our casino. This increase in video lottery (slot machine) win was partially offset by lower horse racing commissions. We believe that the increase in casino play can be attributed to the partial opening of our hotel expansion during the third quarter of 2007, the conversion of 4,000 square-feet of space within our existing complex to gaming space which allowed us to add more than 200 new machines in July of 2006, targeted marketing efforts using our player database, and our efforts to provide our customers with enhanced casino products and other amenities. Our average number of machines increased from 2,567 in the first nine months of 2006 to 2,723 in the first nine months of 2007.

        Other operating revenues were $12,925,000 in the first nine months of 2007 as compared to $11,987,000 in the first nine months of 2006. Net food and beverage revenues increased $745,000 to $8,895,000 from $8,150,000 in the first nine months of 2006 primarily due to an increase in banquet sales and the opening of a new coffee shop in our hotel lobby during the second quarter of 2006. Additionally, cash rooms revenue increased $371,000 in the first nine months of 2007 mainly due to the new hotel rooms added during the third quarter of 2007. Partially offsetting these increases was a decrease in other operating revenues mainly from a decrease in concert ticket sales as a result of promoting fewer shows during the first nine months of the year. Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $11,460,000 and $11,396,000 in the first nine months of 2007 and 2006, respectively. Promotional allowances represented 47.0% and 48.7% of gross other operating revenues in first nine months of 2007 and 2006, respectively.

        Gaming expenses increased by $2,292,000, or 1.9%, reflecting the higher gaming revenues. Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $1,082,000 and $944,000, respectively. Additionally, amounts allocated from the video lottery operation for harness horse racing purses increased from $19,094,000 in the first nine months of 2006 to $19,585,000 in the first nine months of 2007. Partially offsetting these increases was a decrease in marketing expenses.

        Other operating expenses increased by $719,000, or 6.8%. Expenses related to our food and beverage operations were $9,271,000 in the first nine months of 2007 and $8,795,000 in the first nine months of 2006. Expenses related to our rooms operations increased $150,000 in the first nine months of 2007 primarily due to the new hotel rooms added during the third quarter of 2007. All other operating expenses increased $93,000 in the first nine months of 2007 as compared to the first nine months of 2006.

        General and administrative expenses increased by $106,000 to $4,643,000 from $4,537,000 in the first nine months of 2006, primarily the result of higher stock based compensation expenses and benefits costs. Partially offsetting these increases was a decrease in legal expenses.

        Depreciation expense was $5,533,000 in the first nine months of 2007 as compared to $5,276,000 in the first nine months of 2006. The increase resulted primarily from the partial opening of our hotel expansion during the third quarter of 2007.

        Interest expense decreased by $546,000 due to the amount of interest we capitalized during the first nine months of 2007 as compared to the first nine months of 2006, despite higher average outstanding borrowings and an increase in our average interest rate on our credit facility. During the first nine months of 2006, the majority of our credit facility borrowings were used to fund our $34,986,000 self-tender in January 2006. During the first nine months of 2007, the majority of our credit facility borrowings were used for our hotel expansion project. The interest expense associated with the borrowings for our hotel and casino expansions is being capitalized as part of the project cost.

        Our effective income tax rate was 41.0% and 41.1% for the nine months ended September 30, 2007 and 2006, respectively.

        Net earnings were $20,720,000 in the first nine months of 2007 as compared to $19,247,000 in the first nine months of 2006. The increase of $1,473,000, or 7.7%, was due to the improved results for our gaming operations that resulted from an increase in slot win, improved results for our hotel and food and beverage operations, and a reduction in our interest expense, partially offset by lower horse racing commissions and higher depreciation expense.

Liquidity and Capital Resources

        Net cash provided by operating activities was $26,171,000 for the nine months ended September 30, 2007 compared to $22,854,000 for the nine months ended September 30, 2006. The increase was primarily due to an increase in net earnings and the timing of income tax payments related to the gain on sale of a shopping center. We sold the shopping center in December 2005; however, the income taxes on the gain on sale were paid in 2006. These increases were partially offset by the timing of invoicing from and payments to vendors.

        Net cash used in investing activities was $40,470,000 for the nine months ended September 30, 2007 compared to $11,689,000 for the nine months ended September 30, 2006. Capital expenditures for the first nine months of 2007 related primarily to the Dover Downs Hotel expansion and to a lesser extent, our Phase VI casino expansion. Capital expenditures for the first nine months of 2006 related primarily to engineering and architectural work for the Dover Downs Hotel expansion and improvements to the heating, cooling and lighting systems for our entire entertainment complex.

        Net cash provided by financing activities was $13,005,000 for the nine months ended September 30, 2007 compared to net cash used in financing activities of $10,095,000 for the nine months ended September 30, 2006. We had net borrowings under our revolving line of credit of $16,400,000 during the first nine months of 2007, primarily to fund capital expenditures. We had net borrowings of $28,500,000 during the first nine months of 2006, primarily to fund stock repurchases of $35,052,000. We paid $4,408,000 and $4,051,000 in cash dividends during the first nine months of 2007 and 2006, respectively.

        On October 24, 2007, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.05 per share, an increase of 11.1%, or $.005 per share. The dividend is payable on December 10, 2007 to shareholders of record at the close of business on November 10, 2007.

        On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2007 or 2006. At September 30, 2007, we had remaining repurchase authority of 2,668,733 shares.

        On March 16, 2006, we announced an expansion plan that will more than double the number of hotel rooms from 232 to 500, including eleven luxury spa suites, and add a luxurious 6,000 square-foot spa to the Dover Downs Hotel. Construction began in the second quarter of 2006 and was completed in October 2007. During the third quarter of 2007, nine of the ten floors were completed and placed in service with the remaining floor being placed in service in October 2007. The estimated cost of the hotel expansion is $50,000,000, of which approximately $40,100,000 was paid through September 30, 2007, and the remainder is expected to be paid by the end of 2007. On March 30, 2007, we announced our Phase VI casino expansion plan that will add nearly 70,000 square-feet to the Dover Downs Casino and will feature a new main entrance for the casino, a new gaming floor with room for more than 500 additional slot machines and the new Dover Downs Fire and Ice Lounge—an upscale entertainment lounge that will seat approximately 200 guests. Plans also include retail space and three new restaurant options. Construction began in the first quarter of 2007 and is expected to be completed by the fall of 2008. The estimated cost of the casino expansion is $56,000,000, of which approximately $11,000,000 was paid through September 30, 2007, and approximately $10,600,000 is expected to be paid for the remainder of 2007. Based on current business conditions, other than the hotel and casino expansions we expect to make additional capital expenditures of approximately $4,600,000 during 2007, primarily for renovations to Phase I of our hotel, casino equipment and improvements, an improved surveillance system and improvements in our food and beverage departments. Additionally, we contributed $1,000,000 to our pension plans during the first nine months of 2007, which is the total amount we expect to contribute for the year ended December 31, 2007.

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

        We have a credit facility with Wilmington Trust Company that expires on April 17, 2012. At September 30, 2007, the facility was for $105,000,000. On October 1, 2007, it adjusted to $125,000,000 and adjusts to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012. Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the "leverage ratio") or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points depending on the leverage ratio. The credit facility has minimum net worth, interest coverage and maximum leverage requirements. Material adverse changes in our results of operations could impact our ability to satisfy these requirements. The facility is for seasonal funding needs, capital improvements (including our hotel and casino expansions) and other general corporate purposes. At September 30, 2007, we were in compliance with all terms of the facility and there was $75,825,000 outstanding at a weighted average interest rate of 6.11%. At September 30, 2007, $29,175,000 was available pursuant to the facility.

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

        The introduction or expansion of gaming in and around our market area could have a material adverse effect on our cash flows and results of operations. See Factors That May Affect Operating Results; Forward-Looking Statements beginning on page 19 for further discussion.

Contractual Obligations

        At September 30, 2007, we had the following contractual obligations:

		Payments Due by Period
	Total	2007	2008-2009	2010-2011	Thereafter
Revolving line of credit	$75,825,000	$—	$—	$—	$75,825,000
Estimated interest payments on revolving line of credit	21,041,000	1,158,000	9,266,000	9,266,000	1,351,000
Pension contributions	4,000,000	—	2,000,000	2,000,000	—
Purchase obligations	54,900,000	20,500,000	34,400,000	—	—

	$155,766,000	$21,658,000	$45,666,000	$11,266,000	$77,176,000

        The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2007 and current interest rates.

        Although we have no required minimum contribution related to our pension plans, we expect to contribute approximately $1,000,000 per year to the plans.

        At September 30, 2007, we have purchase obligations related to the expansion of the Dover Downs Hotel. On March 16, 2006, we announced an expansion plan that will more than double the number of hotel rooms from 232 to 500, including eleven luxury spa suites, and add a luxurious 6,000 square-foot spa to the Dover Downs Hotel. Construction began in the second quarter of 2006 and was completed in October 2007. During the third quarter of 2007, nine of the ten floors were completed and placed in service with the remaining floor being placed in service in October 2007. The estimated cost of the expansion is $50,000,000, of which approximately $40,100,000 was paid through September 30, 2007, and the remainder is expected to be paid by the end of 2007.

        At September 30, 2007, we have purchase obligations related to the expansion of our casino. Construction began in the first quarter of 2007 and is expected to be completed in the fall of 2008. On March 30, 2007, we announced our Phase VI casino expansion plan that will add nearly 70,000 square-feet to the Dover Downs Casino and will feature a new main entrance for the casino, a new gaming floor with room for more than 500 additional slot machines and the new Dover Downs Fire and Ice Lounge—an upscale entertainment lounge that will seat approximately 200 guests. Plans also include retail space and three new restaurant options. Construction began in the first quarter of 2007 and is expected to be completed by the fall of 2008. The estimated cost of the casino expansion is $56,000,000, of which approximately $11,000,000 was paid through September 30, 2007, and approximately $10,600,000 is expected to be paid for the remainder of 2007.

Related Party Transactions

        See NOTE 7—Related Party Transactions to our consolidated financial statements included elsewhere in this document for a full description of related party transactions.

Critical Accounting Policies

        The accounting policies described below are those considered critical by us in preparing our consolidated financial statements and/or include significant estimates made by management using information available at the time the estimates are made. As described below, these estimates could change materially if different information or assumptions were used.

Points Program

        We currently have a point loyalty program for our video lottery customers which allows them to earn points based on the volume of their video lottery activity. The points may be redeemed for various services and merchandise throughout the gaming facility and for cash under certain circumstances. All reward points earned by customers are expensed in the period they are earned. The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $2,117,000 and $2,010,000, respectively, at September 30, 2007 and December 31, 2006, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed. We use historical data to estimate those amounts.

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

Factors That May Affect Operating Results; Forward-Looking Statements

        In addition to historical information, this Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ substantially from the anticipated results or other expectations expressed in our forward-looking statements. When words and expressions such as: "believes," "expects," "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects," "forecasts," "possible," "seeks," "may," "could," "should," "might," "likely," "enable" or similar words or expressions are used in this document, as well as statements containing phrases such as "in our view," "there can be no assurance," "although no assurance can be given" or "there is no way to anticipate with certainty," forward-looking statements are being made.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

        We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities. We cannot be certain that we will maintain our market share or compete more effectively with our competitors. The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations. From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability. For example, in 2005, the Maryland Senate passed a bill providing for various gaming venues for the third straight year and for the third straight year could not reach any consensus with the Maryland House. Accordingly, no legislation was passed. Approximately 74% of our Capital Club® member slot win comes from out of state patrons. In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state. It is difficult for us to predict the effect that such legislation will ultimately have on us, but several facilities in Pennsylvania began operations by the end of 2006. Management has estimated that slot win from Pennsylvania patrons currently represents approximately 5% of our total slot win.

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

The Revocation, Suspension Or Modification Of Our Gaming Licenses Would Adversely Affect Our Gaming Business

        The Delaware State Lottery Office and the Delaware Harness Racing Commission regulate our gaming operations. Our license from the Commission must be renewed on an annual basis. To keep our license for video lottery (slot) machine gaming, we must remain licensed for harness horse racing by the Commission and conduct at least 80 live race days each racing season, subject to the availability of harness race horses. The Commission has broad discretion to reject any application for a license or suspend or revoke a license once it is issued. The Director of the Delaware State Lottery Office (the "Lottery Director") has broad discretion to revoke, suspend or modify the terms of a video lottery license. Any modification or termination of existing licensing regulations or any revocation, suspension or modification of our licenses could adversely affect our business, financial condition and overall profitability.

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

Due to Our Concentrated Stock Ownership, Stockholders May Have No Effective Voice In Our Management

        We have elected to be treated as a "controlled corporation" as defined by New York Stock Exchange Rule 303A. We are a controlled corporation because a single person, Henry B. Tippie, the Chairman of our Board of Directors, controls in excess of fifty percent of our voting power. This means that he has the ability to determine the outcome of the election of directors at our annual meetings and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power. Such a concentration of voting power could also have the effect of delaying or preventing a third party from acquiring us at a premium. In addition, as a controlled corporation, we are not required to comply with certain New York Stock Exchange rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to market risk. Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $75,825,000 at September 30, 2007 under our revolving credit facility. A change in interest rates of one percent on the balance outstanding at September 30, 2007 would cause a change in total annual interest costs of $758,000. The carrying values of these borrowings approximate their fair values at September 30, 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

        Based on their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

        We are a party to ordinary routine litigation incidental to our business. Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

        Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, Factors That May Affect Operating Results; Forward-Looking Statements, beginning on page 19.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2007.

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

DATED:	November 2, 2007	Dover Downs Gaming & Entertainment, Inc. Registrant
/s/ DENIS MCGLYNN Denis McGlynn President, Chief Executive Officer and Director
/s/ TIMOTHY R. HORNE Timothy R. Horne Senior Vice President-Finance, Treasurer and Chief Financial Officer

QuickLinks

  Part I—Financial Information
  Item 1. Financial Statements
DOVER DOWNS GAMING & ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF EARNINGS In Thousands, Except Per Share Amounts (Unaudited)
DOVER DOWNS GAMING & ENTERTAINMENT, INC. CONSOLIDATED BALANCE SHEETS In Thousands, Except Share and Per Share Amounts (Unaudited)
DOVER DOWNS GAMING & ENTERTAINMENT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS In Thousands (Unaudited)
DOVER DOWNS GAMING & ENTERTAINMENT, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II—Other Information
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
Signatures