Form 10-K
period 2007-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2008-03-07
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

        Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐  No☒

The aggregate market value of common stock held by non-affiliates of the registrant was $212,294,926 as of June 30, 2007 (the last day of our most recently completed second quarter).

As of February 29, 2008, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	14,768,361 shares
Class A Common Stock -	17,003,173 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 23, 2008 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

         References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

Item 1.            Business

We are a diversified gaming and entertainment company whose operations consist of Dover Downs Casino — a 97,000 square-foot video lottery casino complex featuring the latest in slot machine offerings, including multi-player electronic table games with virtual dealers; the Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with conference, banquet, fine dining, ballroom, concert hall and spa facilities; and Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races. Our entertainment complex is located in Dover, the capital of the State of Delaware.

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

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain our license to conduct video lottery operations, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 39 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.

Dover Downs Casino

Our video lottery (slot) machine casino opened in December 1995 with approximately 500 video lottery (slot) machines.  Due to its popularity, the video lottery (slot) machine casino has expanded five times since its opening and the number of machines has increased steadily to 2,717 at December 31, 2007.  The most recent expansion, which was completed in July of 2006, converted 4,000 square-feet of space within our existing complex to gaming space and added more than 200 new machines.

In the first quarter of 2006, the State of Delaware passed legislation which allowed us to expand our operating hours, add additional slot machines and provide free promotional play through our recently enhanced slots marketing system.  Beginning in April 2006, we started operating 24 hours per day, except on Sunday morning from 6am to noon.  The legislation increased the number of allowable slot machines for each of the three licensed facilities in Delaware from 2,500 to 4,000.  Each slot machine in excess of 2,500 requires payment of an annual fee of $1,100 per machine for the first 500 machines added, $700 per machine for the next 500 machines added, and $300 per machine for the last 500 machines added.

Since legislation now allows us to operate up to 4,000 video lottery (slot) machines, we are proceeding with our plans to expand the casino facility.  On March 30, 2007, we announced our Phase VI casino expansion plan that will add approximately 70,000 square-feet to the Dover Downs Casino and will feature a new main entrance for the casino, a new gaming floor with room for approximately 500 additional slot machines and the new Dover Downs Fire and Ice Lounge — an upscale entertainment lounge that will seat approximately 200 guests.  The expansion will also include retail space and three new restaurants.  Construction began in the first quarter of 2007 and is expected to be completed during the summer of 2008.

Our video lottery (slot) machines range from our popular penny machines to $100 machines in the Premium Slots area and include most popular games found in the country’s major gaming jurisdictions.  We have added multi-player electronic table games, such as Blackjack and Poker, which accommodate up to five players in an interactive setting that features a virtual dealer. The Las Vegas style video lottery casino housing the gaming equipment was designed and built using expertise from Caesars World Gaming Development Corporation (“Caesars”), a leader in the gaming industry.  Our facilities are open every day of the year, except Christmas and Easter, and we estimated that the facility was visited by 3 million patrons in 2007.

The Delaware State Lottery Office administers and controls our video lottery (slot) machine operations. We are a Licensed Agent authorized to conduct video lottery operations under the Delaware State Lottery Code and one of only three locations permitted to do so in the State of Delaware. We are permitted by law to set the payout to customers between 87% and 95%.

We use sophisticated database marketing to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments. Our Capital Club®, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs. Membership in this club currently stands at approximately 147,000 active patrons.

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

Legislation has been introduced in Delaware to consider the resumption of sports betting.  Recently, three Delaware state agencies (the Office of Management and Budget, the Department of Finance, and the Controller General’s office) participated in a report issued January 10, 2008 which concludes as follows: “[W]hile all the options for the implementation of sports betting in the State of Delaware are feasible, the most reasonable option for phased-in legalization is a racino based operation.”  By Federal law, Delaware is the only state east of Montana, and one of only four states in the United States, where sports betting is legally permitted.

Dover Downs Hotel

Our luxury hotel facility, the Dover Downs Hotel, connects to our casino.  The recently expanded facility includes 500 rooms, including eleven luxury spa suites, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and a luxurious 6,000 square-foot full-service spa.  When we built the original hotel we also built a 425-seat buffet restaurant and renovated our enclosed harness racing grandstand with state-of-the-art simulcasting facilities.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, spa facilities, trade shows and conferences, we believe we are able to attract new patrons and lengthen the stay of current patrons.  Since opening the Dover Downs Hotel in 2002, we have managed its operations ourselves.  In 2007, hotel occupancy averaged 90.5% and the hotel was awarded the AAA Four Diamond Award for the fifth consecutive year.

Dover Downs Raceway

Dover Downs Raceway has presented pari-mutuel harness racing events for 39 consecutive years. Live harness races are conducted at Dover Downs Raceway from late October until April and are simulcast to more than 400 tracks and other off-track betting locations across North America on each of our more than 130 live race dates.  The harness horse racing track is a 5/8-mile track and is lighted for nighttime operations.  The track is adjacent to our casino and hotel on land owned by DVD on the inside of DVD’s auto racing superspeedway.  Use of the track is pursuant to an easement granted by DVD which does not require the payment of any rent.

Within our main grandstand is the simulcast parlor where our patrons can wager on harness and thoroughbred races received by satellite into Dover Downs Raceway year round from numerous tracks across North America.  Television monitors throughout the parlor area provide views of all races simultaneously and the parlor’s betting windows are connected to a central computer allowing bets to be received on all races from all tracks.  Additional amenities include the Winners Circle® Restaurant overlooking the horse racing track.

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

We have an agreement with the Delaware Standardbred Owner’s Association, Inc. (“DSOA”) effective May 1, 2007 and continuing through July 31, 2010.  DSOA’s membership consists of owners, trainers and drivers of harness horses participating in harness race meetings at our facilities and elsewhere in the United States and Canada. The DSOA has been organized and exists for the purpose of promoting the sport of harness racing; improving the lot of owners, drivers and trainers of harness racing horses participating in race meetings; establishing health, welfare and insurance programs for owners, drivers and trainers of harness racing horses; negotiating with harness racing tracks on behalf of owners, trainers, drivers and grooms of harness racing horses; and generally rendering assistance to them whenever and wherever possible. Under the DSOA agreement, we are required to distribute as purses for races conducted at our facilities a percentage of our retained share of pari-mutuel revenues.

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

Harness Racing and Pari-Mutuel Wagering

Licensing Requirements.  Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission.  We hold a license from the Commission by which we are authorized to hold harness race meetings on our premises and to make, conduct and sell pools by the use of pari-mutuel machines or totalizators.  The license must be renewed on an annual basis.  The Commission may reject an application for a license for any cause which it deems sufficient and the action of the Commission is final.  The Commission may also suspend or revoke a license which it has issued and its action in that respect is final, subject to review, upon questions of law only, by the Superior Court of the County within which the license was granted.  The action of the Commission stands unless and until reversed by the Court.  We have received an annual license from the Commission for the past 39 consecutive years and management believes that our relationship with the Commission remains good.  However, there can be no assurances that we will continue to be licensed by the Commission in the future.

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

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors.  The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  For example, after several failed attempts in prior years, the Maryland Legislature passed legislation in 2008 that will permit up to 15,000 slot machines in five different specific locations throughout Maryland. The legislation requires a Constitutional amendment and, therefore, will be put to a vote by the Maryland electorate in a special referendum to be held in November 2008.  Even if the referendum passes, the establishment of any gaming locations in the State remains subject to local zoning prohibitions and may face further opposition.  As the number of machines and the specific locations of the gaming establishments will be set by the State’s Constitution, any changes to the number of machines or the locations would require further amendment to the State Constitution.   It is difficult for us to predict whether the referendum will pass and if it passes what types of gaming establishments may ultimately be built in Maryland or when they are likely to become operational.  Management has estimated that approximately 44% of our total slot win comes from Maryland patrons.  Approximately 68% of our Capital Club® member slot win comes from out of state patrons.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will ultimately have on us, but several facilities in Pennsylvania began operations by the end of 2006.  Management has estimated that slot win from Pennsylvania patrons currently represents approximately 4% of our total slot win compared to 5% last year.

Pennsylvania, Maryland and New Jersey all have state-run lotteries. Atlantic City, New Jersey is located approximately 100 miles from our entertainment facility and offers a full range of gaming products. Maryland, Virginia and Washington, D.C. do not currently permit video lottery (slot) machine operations.

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

Within the State of Delaware, we face little direct live competition from the State’s other two tracks. Harrington Raceway, a south central Delaware fairgrounds track, conducts harness horse racing periodically between April and October. There is no overlap presently with our live race season. Delaware Park, a northern Delaware track, conducts thoroughbred horse racing from April through mid-November. Its race season only overlaps with ours for approximately six weeks each year.

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

Increase The Utilization Of Our Casino

We use a sophisticated database marketing program to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs. Membership in this club currently stands at approximately 147,000 active patrons.  We expect to increase attendance at both our casino and hotel through effective promotional use of our database and by making improvements to our facilities and gaming offerings based on what we learn from our Capital Club members. For example, we continue to add the most popular machines with differing denominations. Additionally, we have added multi-player electronic table games, such as Blackjack and Poker, which seat up to five players in an interactive setting that features a virtual dealer.

In the first quarter of 2006, the State of Delaware passed legislation which allowed us to expand our operating hours, add additional slot machines and provide free promotional play through our recently enhanced slots marketing system.  Beginning in April 2006, we started operating 24 hours per day, except on Sunday morning from 6am to noon.  The legislation increased the number of allowable slot machines for each of the three licensed facilities in Delaware from 2,500 to 4,000.  In July of 2006, we converted 4,000 square-feet of space within our existing complex to gaming space and we added more than 200 new machines. We have determined that there is a demand for additional machines and amenities and are proceeding with our plans to expand the casino facility.  On March 30, 2007, we announced our Phase VI casino expansion plan that will add approximately 70,000 square-feet to the Dover Downs Casino and will feature a new main entrance for the casino, a new gaming floor with room for approximately 500 additional slot machines and the new Dover Downs Fire and Ice Lounge — an upscale entertainment lounge that will seat approximately 200 guests.  The expansion will also include retail space and three new restaurants.  Construction began in the first quarter of 2007 and is expected to be completed by the fall of 2008.

Legislation has been introduced in Delaware to consider the resumption of sports betting.  Recently, three Delaware state agencies (the Office of Management and Budget, the Department of Finance, and the Controller General’s office) participated in a report issued January 10, 2008 which concludes as follows: “[W]hile all the options for the implementation of sports betting in the State of Delaware are feasible, the most reasonable option for phased-in legalization is a racino based operation.”  By Federal law, Delaware is the only state east of Montana, and one of only four states in the United States, where sports betting is legally permitted.

Capitalize On Our Luxury Hotel

Our luxury hotel facility, the Dover Downs Hotel, connects to our casino.  It is the only hotel in the Dover area, and one of only three hotels in the State, to receive the AAA Four Diamond Award.  The recently expanded facility includes 500 rooms, including eleven luxury spa suites, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and a luxurious 6,000 square-foot spa.  When we built the original hotel we also built a 425-seat buffet restaurant and renovated our enclosed harness racing grandstand with state-of-the-art simulcasting facilities.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, trade shows and conferences, we believe we are able to attract new patrons and lengthen the stay of current patrons.

Increase Wagering On Live Harness Horse Racing Through Increased Purse Levels

With a percentage of video lottery (slot) machine revenues supplementing the purses for the horsemen, we have experienced dramatic increases in the amount of our purses.  By the end of our 2006-2007 season, our average daily purse distribution increased to approximately $212,000 from $8,000 in 1995.  The result is that we continue to attract higher quality horses.  We have prestigious events such as our annual “Progress Pace” with an estimated $400,000 purse, an event which attracts the country’s top three-year-old horses.  Bettors are attracted to races with larger purses and typically wager more on the higher quality and more predictable horses. We have also completed various upgrades to enhance the harness horse racing facilities, including renovations to the track and grounds, receiving barn and paddock areas and, more recently, our simulcast parlor which has state-of-the-art facilities that allow year round wagering. We continue to focus on improvements that we believe allow us to increase attendance and wagering, including wagering on our events from other tracks and off-track wagering facilities that receive our racing signal.

Seasonality

Our quarterly operating results are affected by weather and the general economic conditions in the United States.  Our quarterly operating results are generally distributed evenly throughout the year. However, the results for any quarter are not necessarily indicative of results to be expected in any future period.

Employees

As of December 31, 2007, we had 817 full-time employees and 89 part-time employees. We engage temporary personnel to assist during our live harness racing season. None of our employees are party to a collective bargaining agreement and we believe that our relationship with our employees is good.

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

Item 1B.         Unresolved Staff Comments

We have not received any written comments that were issued more than 180 days before December 31, 2007, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.            Properties

We own our principal executive office located in Dover, Delaware; Dover Downs Casino — our 97,000 square-foot casino featuring the latest in slot machine offerings such as multi-player electronic table games with virtual dealers; the Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with conference, banquet, fine dining, ballroom, concert hall and spa facilities; and the Dover Downs Raceway — indoor grandstands, betting and simulcasting parlors, all of which are located at our entertainment complex situated on approximately 69 acres of land owned by us.

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

Intellectual Property

We have various registered and common law trademark rights, including, but not limited to, “Dover Downs Gaming & Entertainment,” “Dover Downs,” “Dover Downs Raceway,” “Dover Downs Slots,” “Capital Club,” “Capital Gold,” “Capital Platinum,” “Dover Downs Hotel & Casino,” “Dover Downs is Cooking,” “Sweet Perks,” “Gazebo Bar,” “Winners Circle,” “Michele’s at Dover Downs,” “Rollins Center,” “$1 Million Jackpot Slot,” “Come Play!.”  We also have limited rights to use the names and logos of other businesses in connection with promoting our facilities and special events at those facilities.  Due to the value of our intellectual property rights for promotional purposes, it is our intention to vigorously protect these rights, through litigation, if necessary.

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

Executive Officers Of The Registrant

See Part III, Item 10 of this Annual Report on Form 10-K for information about our executive officers.

Part II

Item 5.      Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “DDE.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 29, 2008, there were 14,768,361 shares of common stock and 17,003,173 shares of Class A common stock outstanding. There were 1,045 holders of record for common stock and 13 holders of record for Class A common stock.

        The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2007 and 2006 are detailed in the following table.

Quarter Ended:	High	Low	Dividends Declared
December 31, 2007	$12.56	$9.89	$0.050
September 30, 2007	$15.23	$9.77	$0.050
June 30, 2007	$15.32	$12.06	$0.045
March 31, 2007	$15.71	$11.76	$0.045

December 31, 2006	$15.50	$11.89	$0.045
September 30, 2006	$20.60	$11.73	$0.045
June 30, 2006	$20.15	$14.53	$0.045
March 31, 2006	$14.70	$9.33	$0.040

        On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate us to acquire any specific number of shares and may be suspended at any time.

        The following table details our purchases of equity securities for the three months ended December 31, 2007 (the average price paid per share does not include nominal brokerage commissions):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 – October 31, 2007	—	$—	—	2,668,733
November 1, 2007 – November 30, 2007	672,900	$10.68	672,900	1,995,833
December 1, 2007 – December 31, 2007	244,000	$10.82	244,000	1,751,833
Total	916,900	$10.72	916,900	1,751,833

Common Stock Performance

         The graph below compares the cumulative total return of the following:

•                  our Common Stock;

•                  the Russell 2000 Index; and

•                  an index of peer companies.

         The peer index we selected consists of the following companies engaged in the gaming business:  Dover Downs Gaming & Entertainment, Inc., MTR Gaming Group, Inc., Ameristar Casinos, Inc., Penn National Gaming, Inc., Churchill Downs, Inc., Pinnacle Entertainment, Inc., and Magna Entertainment Corp.  The graph assumes that the value of the investment in our Common Stock and each index was 100 at December 31, 2002 and all dividends were reinvested.  The comparisons in this table are required by the Securities and Exchange Commission and, therefore, are not intended to forecast or be necessarily indicative of any future return on our Common Stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG DOVER DOWNS GAMING & ENTERTAINMENT, INC., THE RUSSELL 2000 INDEX

AND A PEER GROUP

*                    $100 invested on December 31, 2002 in stock or index—including reinvestment of dividends.  Fiscal year ending December 31.

Item 6.            Selected Financial Data

         The table below summarizes certain selected consolidated financial data and should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes contained elsewhere in this document.

Five Year Selected Financial Data

	Years Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statement of Earnings Data (in thousands, except per share data):
Revenues:
Gaming	$224,760	$220,412	$202,372	$193,922	$175,023
Other operating	17,606	16,039	14,480	13,822	13,809
	242,366	236,451	216,852	207,744	188,832
Less — non-recurring gaming charge (a)	—	—	—	448	—
	242,366	236,451	216,852	207,296	188,832
Expenses:
Gaming	166,040	163,288	151,973	152,725	138,423
Non-recurring gaming charge (a)	—	—	—	1,802	—
Other operating	15,268	14,202	13,167	13,013	9,899
General and administrative	6,319	5,905	4,765	4,603	4,317
Depreciation	7,843	7,146	6,998	6,791	6,287
	195,470	190,541	176,903	178,934	158,926

Gain on sale of shopping center (b)	—	—	5,837	—	—
Operating earnings	46,896	45,910	45,786	28,362	29,906
Interest expense	2,741	2,943	1,875	762	842
Earnings before income taxes	44,155	42,967	43,911	27,600	29,064
Income taxes	18,070	17,639	17,871	11,219	11,827
Net earnings	$26,085	$25,328	$26,040	$16,381	$17,237

Net earnings per common share (c):
Basic	$0.81	$0.78	$0.73	$0.41	$0.43
Diluted	$0.80	$0.77	$0.72	$0.41	$0.43

Dividends declared per common share	$0.19	$0.175	$0.16	$0.15	$0.13

Selected Consolidated Operating Data (unaudited):
Average number of slot machines	2,719	2,599	2,500	2,432	2,000
Casino square-footage	97,000	97,000	91,000	91,000	80,000

	December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data (in thousands):
Working capital	$7,414	$11,979	$9,216	$8,505	$8,917
Total assets	225,180	173,027	153,461	160,300	152,159
Long-term debt (b)	92,425	59,425	24,075	51,950	31,225
Total stockholders’ equity (c)	89,599	77,259	93,270	72,770	94,975

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

                        On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the year ended December 31, 2007, we purchased and retired 916,900 shares of our outstanding common stock pursuant to this plan at an average purchase price of $10.72 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the years ended December 31, 2006 and 2005.  During the years ended December 31, 2004 and 2003, we purchased and retired 76,350 and 254,918 shares of our outstanding common stock pursuant to this plan at an average purchase price of $6.63 and $5.93 per share, respectively, not including nominal brokerage commissions.

Item 7.      Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is based upon and should be read together with the consolidated financial statements and notes thereto included elsewhere in this document.

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Casino—a 97,000 square-foot video lottery casino complex featuring the latest in slot machine offerings, including multi-player electronic table games with virtual dealers; the Dover Downs Hotel and Conference Center—a 500 room AAA Four Diamond hotel with conference, banquet, fine dining, ballroom, and concert hall and spa facilities; and Dover Downs Raceway—a harness racing track with pari-mutuel wagering on live and simulcast horse races.

Approximately 90% of our revenue is derived from video lottery (slot) machine win.  Several factors contribute to the video lottery (slot) machine win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the market,

•                  The quantity and types of slot machines available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels, and

•                  Marketing programs.

We believe that we hold a strong position in each of these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive. According to the 2000 United States Census, approximately 32.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, only three existing horse racing facilities in the State are allowed to have a gaming license.  Our property, originally designed and developed with the assistance of Caesars, is similar to properties found in the country’s largest gaming markets.  Our recently expanded luxury hotel is the only casino hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our slot marketing system to allow for the most efficient marketing programs and the highest levels of customer service.

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

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

        Gaming revenues increased by $4,348,000, or 2.0%, to $224,760,000 in 2007, entirely the result of increased play in our casino.  This increase in video lottery (slot) machine win was partially offset by lower horse racing commissions.  We believe that the increase in casino play can be attributed to the opening of our hotel expansion during the later part of 2007, the conversion of 4,000 square-feet of space within our existing complex to gaming space which allowed us to add more than 200 new machines in July of 2006, targeted marketing efforts using our player database, and our efforts to provide our customers with enhanced casino products and other amenities.  Our average number of machines increased from 2,599 in 2006 to 2,719 in 2007.

        Other operating revenues were $17,606,000 in 2007 as compared to $16,039,000 in 2006.  Net food and beverage revenues increased $1,177,000 to $12,123,000 from $10,946,000 in 2006 primarily due to an increase in banquet sales and sales at our Festival Buffet restaurant.  Additionally, cash rooms revenue increased $585,000 in 2007 mainly due to the hotel expansion.  Partially offsetting these increases was a decrease in concert ticket sales as a result of promoting fewer shows during 2007.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $15,770,000 and $15,152,000 in 2007 and 2006, respectively.

        Gaming expenses increased by $2,752,000, or 1.7%, reflecting the higher gaming revenues.  Amounts retained by the State of Delaware and the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $1,025,000 and $1,115,000, respectively.  Additionally, amounts allocated from the video lottery operation for harness horse racing purses increased from $25,333,000 in 2006 to $25,887,000 in 2007.

         Other operating expenses increased by $1,066,000, or 7.5%.  Expenses related to our food and beverage operations were $12,552,000 in 2007 and $11,815,000 in 2006.  Expenses related to our rooms operations increased $262,000 in 2007 primarily due to the hotel expansion.  All other operating expenses increased $67,000 in 2007 as compared to 2006.

        General and administrative expenses increased by $414,000 to $6,319,000 from $5,905,000 in 2006, primarily the result of higher stock based compensation expenses, higher benefits costs and losses on the disposal of property and equipment.  Partially offsetting these increases was a decrease in legal expenses.

        Depreciation expense was $7,843,000 in 2007 as compared to $7,146,000 in 2006.  The increase resulted primarily from the opening of our hotel expansion during 2007.

        Interest expense decreased by $202,000 due to the amount of interest we capitalized during 2007 as compared to 2006, despite higher average outstanding borrowings and an increase in our average interest rate on our credit facility.  During 2006, the majority of our credit facility borrowings were used to fund our $34,986,000 self-tender in January 2006.  During 2007, the majority of our credit facility borrowings were used for our hotel expansion project and to a lesser extent our casino expansion project.  The interest expense associated with the borrowings for our hotel and casino expansions is being capitalized as part of the project cost.

        Our effective income tax rate was 40.9% and 41.1% for the years ended December 31, 2007 and 2006, respectively.

         Net earnings were $26,085,000 in 2007 as compared to $25,328,000 in 2006.  The increase of $757,000, or 3.0%, was due to the improved results for our gaming operations that resulted from an increase in slot win, improved results for our hotel and food and beverage operations, and a reduction in our interest expense, partially offset by lower horse racing commissions and higher general and administrative and depreciation expenses.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $36,420,000 for the year ended December 31, 2007 compared to $26,791,000 for the year ended December 31, 2006.  The increase was primarily due to the timing of income tax payments related to the gain on sale of a shopping center and other working capital changes.  We sold the shopping center in December 2005; however, the income taxes on the gain on sale were paid in 2006.

Net cash used in investing activities was $52,134,000 for the year ended December 31, 2007 compared to $22,065,000 for the year ended December 31, 2006 and was solely related to capital improvements.  Capital expenditures for 2007 related primarily to the Dover Downs Hotel expansion and to a lesser extent, our Phase VI casino expansion.  Capital expenditures for 2006 related primarily to the Dover Downs Hotel expansion and the improvements to the heating, cooling and lighting systems for our entire entertainment complex.

         Net cash provided by financing activities was $18,150,000 for the year ended December 31, 2007 compared to net cash used in financing activities of $4,692,000 for the year ended December 31, 2006.  We borrowed $33,000,000 under our revolving line of credit during 2007, primarily to fund capital expenditures and stock repurchases of $9,990,000.  We borrowed $35,350,000 under our credit facility during 2006, primarily to fund stock repurchases of $35,052,000.  We paid $6,036,000 and $5,510,000 in cash dividends during 2007 and 2006, respectively.

        On January 23, 2008, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.05 per share.  The dividend is payable on March 10, 2008 to shareholders of record at the close of business on February 10, 2008.

         On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the year ended December 31, 2007, we purchased and retired 916,900 shares of our outstanding common stock pursuant to this plan at an average purchase price of $10.72 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the year ended December 31, 2006.  At December 31, 2007, we had remaining repurchase authority of 1,751,833 shares.

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

        During 2007, we more than doubled the number of hotel rooms in the Dover Downs Hotel from 232 to 500, including eleven luxury spa suites, and added a luxurious 6,000 square-foot spa.  Construction began in the second quarter of 2006 and was completed in October 2007.  The cost of the hotel expansion was approximately $48,000,000, of which approximately $44,100,000 was paid as of December 31, 2007. The remainder is expected to be paid during the first quarter of 2008.  On March 30, 2007, we announced our Phase VI casino expansion plan that will add nearly 70,000 square-feet to the Dover Downs Casino and will feature a new main entrance for the casino, a new gaming floor with room for more than 500 additional slot machines and the new Dover Downs Fire and Ice Lounge — an upscale entertainment lounge that will seat approximately 200 guests.  The expansion will also include retail space and three new restaurants.  Construction began in the first quarter of 2007 and is expected to be completed during the summer of 2008.  The estimated cost of the casino expansion is $56,000,000, of which approximately $17,000,000 was paid as of December 31, 2007. The remainder is expected to be paid during 2008.  Based on current business conditions, other than the hotel and casino expansions we expect to make capital expenditures of approximately $5,000,000 during 2008, primarily for renovations to our existing casino facility, casino equipment, an improved surveillance system and improvements in our food and beverage departments.  Additionally, we expect to contribute approximately $1,000,000 to our pension plans in 2008.

         We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  At December 31, 2007, the maximum borrowing limit under the facility was $125,000,000 which reduces to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points (100 basis points at December 31, 2007) depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including our hotel and casino expansions) and other general corporate purposes.  At December 31, 2007, we were in compliance with all terms of the facility and there was $92,425,000 outstanding at a weighted average interest rate of 5.7%.  At December 31, 2007, $32,575,000 was available pursuant to the facility.

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

         The introduction or expansion of gaming in and around our market area could have a material adverse effect on our cash flows and results of operations.  See Part I, Item 1—Business included elsewhere in this document for further discussion.

Contractual Obligations

         At December 31, 2007, we had the following contractual obligations:

		Payments Due by Period
	Total	2008	2009 — 2010	2011 — 2012	Thereafter
Revolving line of credit	$92,425,000	$—	$—	$92,425,000	$—
Estimated interest payments on revolving line of credit	22,609,000	5,268,000	10,536,000	6,805,000	—
Pension contributions	5,000,000	1,000,000	2,000,000	2,000,000	—
Purchase obligations	42,900,000	42,900,000	—	—	—
	$162,934,000	$49,168,000	$12,536,000	$101,230,000	$—

         The future interest payments on our revolving credit agreement were estimated using the current outstanding principal and interest rates as of December 31, 2007.

         Although we have no required minimum contribution related to our pension plans, we expect to contribute approximately $1,000,000 per year to the plans.

         At December 31, 2007, we have purchase obligations related to the expansion of the Dover Downs Hotel.  On March 16, 2006, we announced an expansion plan that more than doubled the number of hotel rooms from 232 to 500, including eleven luxury spa suites, and add a luxurious 6,000 square-foot spa to the Dover Downs Hotel.  Construction began in the second quarter of 2006 and was completed in October 2007.  The cost of the expansion was approximately $48,000,000, of which approximately $44,100,000 was paid through December 31, 2007, and the remainder is expected to be paid during the first quarter of 2008.

         At December 31, 2007, we have purchase obligations related to the expansion of our casino.  On March 30, 2007, we announced our Phase VI casino expansion plan that will add nearly 70,000 square-feet to the Dover Downs Casino and will feature a new main entrance for the casino, a new gaming floor with room for more than 500 additional slot machines and the new Dover Downs Fire and Ice Lounge—an upscale entertainment lounge that will seat approximately 200 guests.  Plans also include retail space and three new restaurant options.  Construction began in the first quarter of 2007 and is expected to be completed by the summer of 2008.  The estimated cost of the casino expansion is $56,000,000, of which approximately $17,000,000 was paid through December 31, 2007, and the remainder is expected to be paid during 2008.

Related Party Transactions

         See NOTE 9—Related Party Transactions to our consolidated financial statements included elsewhere in this document for a full description of related party transactions.

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

Factors That May Affect Operating Results; Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters.  Documents incorporated by reference into this Annual Report may also contain forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ substantially from the anticipated results or other expectations expressed in our forward-looking statements. When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable” or similar words or expressions are used in this document, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given” or “there is no way to anticipate with certainty,” forward-looking statements are being made.

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

        The above risks and uncertainties and the cautionary statements below should be considered in connection with any future forward-looking statements we make. We undertake no obligation to publicly update or revise any forward-looking statements as a result of future developments, events or conditions.  New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements. Given these risks and uncertainties, stockholders should not overly rely or attach undue weight to our forward-looking statements as an indication of our actual future results.

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

         We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors.  The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  For example, after several failed attempts in prior years, the Maryland Legislature passed legislation in 2008 that will permit up to 15,000 slot machines in five different specific locations throughout Maryland. The legislation requires a Constitutional amendment and, therefore, will be put to a vote by the Maryland electorate in a special referendum to be held in November 2008.  Even if the referendum passes, the establishment of any gaming locations in the State remains subject to local zoning prohibitions and may face further opposition.  As the number of machines and the specific locations of the gaming establishments will be set by the State’s Constitution, any changes to the number of machines or the locations would require further amendment to the State Constitution.   It is difficult for us to predict whether the referendum will pass and if it passes what types of gaming establishments may ultimately be built in Maryland or when they are likely to become operational.  Management has estimated that approximately 44% of our total slot win comes from Maryland patrons.  Approximately 68% of our Capital Club® member slot win comes from out of state patrons.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will ultimately have on us, but several facilities in Pennsylvania began operations by the end of 2006.  Management has estimated that slot win from Pennsylvania patrons currently represents approximately 4% of our total slot win compared to 5% last year.

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

Item 7A.         Quantitative And Qualitative Disclosure About Market Risk

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to market risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $92,425,000 at December 31, 2007 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at December 31, 2007 would cause a change in total annual interest costs of $924,250.  The carrying values of these borrowings approximate their fair values at December 31, 2007.

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

         Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

         There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.  KPMG LLP independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  KPMG LLP has issued their report which is included herein.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

         We have audited Dover Downs Gaming & Entertainment, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(c)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

         In our opinion, Dover Downs Gaming & Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 7, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania

March 7, 2008

Item 9B.         Other Information

         None.

Part III

Item 10.         Directors, Executive Officers And Corporate Governance

         Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2008.

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

Executive Officers of the Registrant.  As of December 31, 2007, our executive officers were:

Name	Position	Age	Term of Office

Denis McGlynn	President and
	Chief Executive Officer	61	11/79 to date

Edward J. Sutor	Executive Vice President
	and Chief Operating Officer	58	3/99 to date

Timothy R. Horne	Sr. Vice President-Finance, Treasurer
	and Chief Financial Officer	41	11/96 to date

Klaus M. Belohoubek	Sr.Vice President-General Counsel
	and Secretary	48	7/99 to date

         Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board since our initial public offering in 2002.  Mr. Tippie also serves as Chairman of the Board to DVD as a non-employee director.

         Denis McGlynn has served as our President and Chief Executive Officer for 28 years.  Mr. McGlynn also serves as President and Chief Executive Officer to DVD.

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

Item 11.         Executive Compensation

         The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2008.

Item 12.                            Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

         The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2008.

Equity Compensation Plan Information

        We have a stock incentive plan which provides for the grant of up to 2,250,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Refer to NOTE 8-Stockholders’ Equity to our consolidated financial statements included elsewhere in this document for further discussion.  Securities authorized for issuance under equity compensation plans at December 31, 2007 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	746,107	$6.87	926,697

Equity compensation plans not approved by security holders	—	—	—
Total	746,107	$6.87	926,697

Item 13.         Certain Relationships And Related Transactions, And Director Independence

         The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2008.

Item 14.         Principal Accounting Fees And Services

         The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2008.

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

10.5	Agreement between Dover Downs, Inc. and Delaware Standardbred Owners Association, Inc. dated May 1, 2007.

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

10.14

Sixth Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of March 30, 2007 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on March 30, 2007).

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

10.20

Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed on August 6, 2004).

10.21	Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 29, 2004).

10.22

Form of Incentive Stock Option Agreement Used with Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2004).

10.23

Form of Restricted Stock Grant Agreement Used with Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 3, 2004).

10.24	Description of Annual Salary and Certain Discretionary Incentives to Executive Officers (incorporated herein by reference to the Current Report on Form 8-K dated January 4, 2008).

10.25	Construction Management Agreement dated March 30, 2007 between Dover Downs, Inc. and T.N. Ward Company (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on March 30, 2007).

21.1	List of Subsidiaries of Dover Downs Gaming & Entertainment, Inc.

24.1	Powers of Attorney for Directors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Information Statement dated as of March 7, 2002 (incorporated herein by reference to Exhibit 99.1 to the Form 10 filed on March 7, 2002).

99.2	Audit Committee Charter of Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit B to our Proxy Statement filed on March 29, 2004).

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 7, 2008	Dover Downs Gaming & Entertainment, Inc.
Registrant

	BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer
and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Timothy R. Horne	Sr. Vice President-Finance,	March 7, 2008
Timothy R. Horne	Treasurer and Chief Financial Officer

         The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering either of them to sign this report, or any amendments, on their behalf.

Henry B. Tippie, Chairman of the Board

Kenneth K. Chalmers, Director and Chairman of the Audit Committee

R. Randall Rollins, Director

Patrick J. Bagley, Director

John W. Rollins, Jr., Director

Jeffrey W. Rollins, Director

/s/ Denis McGlynn	As Attorney-in-Fact	March 7, 2008
Denis McGlynn	and Director

STATEMENT OF MANAGEMENT RESPONSIBILITY

         Dover Downs Gaming & Entertainment, Inc. and subsidiaries’ (the “Company”) management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information included in the Company’s 2007 Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation, management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

         The Audit Committee of the Board of Directors, which is comprised entirely of independent directors, has direct and private access to and meets regularly with management, the internal auditors and the independent registered public accounting firm to review accounting, reporting, auditing and internal control matters.

/s/ Denis McGlynn	/s/ Timothy R. Horne
Denis McGlynn	Timothy R. Horne
President and Chief Executive	Sr. Vice President—Finance,
Officer and Director	Treasurer and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

         We have audited the accompanying consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

         As discussed in Notes 2, 7 and 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006 using the modified prospective method; Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” on December 31, 2006; and Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” effective January 1, 2006.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dover Downs Gaming & Entertainment, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

                                                                                                                KPMG LLP

Philadelphia, Pennsylvania

March 7, 2008

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

  AND COMPREHENSIVE EARNINGS

	Years ended December 31,
	2007	2006	2005
Revenues:
Gaming	$224,760,000	$220,412,000	$202,372,000
Other operating	17,606,000	16,039,000	14,480,000
	242,366,000	236,451,000	216,852,000
Expenses:
Gaming	166,040,000	163,288,000	151,973,000
Other operating	15,268,000	14,202,000	13,167,000
General and administrative	6,319,000	5,905,000	4,765,000
Depreciation	7,843,000	7,146,000	6,998,000
	195,470,000	190,541,000	176,903,000

Gain on sale of shopping center	—	—	5,837,000

Operating earnings	46,896,000	45,910,000	45,786,000

Interest expense	2,741,000	2,943,000	1,875,000

Earnings before income taxes	44,155,000	42,967,000	43,911,000

Income taxes	18,070,000	17,639,000	17,871,000

Net earnings	26,085,000	25,328,000	26,040,000

Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $143,000	210,000	—	—

Comprehensive earnings	$26,295,000	$25,328,000	$26,040,000

Net earnings per common share (Note 2):
Basic	$0.81	$0.78	$0.73
Diluted	$0.80	$0.77	$0.72

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$22,456,000	$20,020,000
Accounts receivable	4,560,000	4,325,000
Due from State of Delaware	10,530,000	10,972,000
Inventories	1,858,000	1,765,000
Prepaid expenses and other	2,251,000	1,838,000
Prepaid income taxes	—	128,000
Deferred income taxes	1,227,000	1,247,000
Total current assets	42,882,000	40,295,000

Property and equipment, net	182,298,000	132,732,000
Total assets	$225,180,000	$173,027,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,382,000	$8,173,000
Purses due horsemen	9,689,000	8,899,000
Accrued liabilities	11,940,000	11,198,000
Payable to Dover Motorsports, Inc.	18,000	9,000
Income taxes payable	341,000	—
Deferred revenue	98,000	37,000
Total current liabilities	35,468,000	28,316,000

Revolving line of credit	92,425,000	59,425,000
Liability for pension benefits	2,510,000	2,640,000
Deferred income taxes	5,178,000	5,387,000
Total liabilities	135,581,000	95,768,000

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 14,737,821 and 15,413,867, respectively	1,474,000	1,542,000
Class A common stock, $.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 17,003,173 and 17,003,173, respectively	1,700,000	1,700,000
Additional paid–in capital	63,000	769,000
Retained earnings	86,640,000	73,736,000
Accumulated other comprehensive loss	(278,000)	(488,000)
Total stockholders’ equity	89,599,000	77,259,000
Total liabilities and stockholders’ equity	$225,180,000	$173,027,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
Operating activities:
Net earnings	$26,085,000	$25,328,000	$26,040,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,843,000	7,146,000	6,998,000
Amortization of credit facility origination fees	40,000	44,000	41,000
Stock-based compensation	895,000	732,000	214,000
Deferred income taxes	(333,000)	(218,000)	(356,000)
Cumulative effect of accounting change	—	(1,541,000)	—
Gain on sale of shopping center.	—	—	(5,837,000)
Changes in assets and liabilities:
Accounts receivable	(235,000)	(520,000)	(886,000)
Due from State of Delaware	442,000	(1,872,000)	980,000
Inventories	(93,000)	190,000	192,000
Prepaid expenses and other	(453,000)	118,000	(40,000)
Accounts payable	(65,000)	79,000	(792,000)
Purses due horsemen	790,000	567,000	(750,000)
Accrued liabilities	742,000	269,000	758,000
Payable to/receivable from Dover Motorsports, Inc.	9,000	24,000	(13,000)
Income taxes payable/prepaid income taxes	469,000	(3,480,000)	3,055,000
Deferred revenue	61,000	(75,000)	(83,000)
Other liabilities	223,000	—	—
Net cash provided by operating activities	36,420,000	26,791,000	29,521,000

Investing activities:
Capital expenditures	(52,134,000)	(22,065,000)	(5,512,000)
Proceeds from sale of shopping center, net	—	—	11,918,000
Net cash (used in) provided by investing activities	(52,134,000)	(22,065,000)	6,406,000

Financing activities:
Borrowings from revolving line of credit	177,255,000	196,010,000	169,109,000
Repayments of revolving line of credit	(144,255,000)	(160,660,000)	(196,984,000)
Dividends paid	(6,036,000)	(5,510,000)	(5,737,000)
Repurchase of common stock	(9,990,000)	(35,052,000)	—
Proceeds from stock options exercised	1,114,000	470,000	4,000
Excess tax benefit on stock awards	62,000	50,000	—
Other	—	—	(21,000)
Net cash provided by (used in) financing activities	18,150,000	(4,692,000)	(33,629,000)

Net increase in cash	2,436,000	34,000	2,298,000
Cash, beginning of year	20,020,000	19,986,000	17,688,000
Cash, end of year	$22,456,000	$20,020,000	$19,986,000

Supplemental information:
Interest paid	$2,564,000	$2,720,000	$1,894,000
Income taxes paid	$17,870,000	$20,235,000	$15,172,000

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Business Operations

         References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

We are a diversified gaming and entertainment company whose operations consist of Dover Downs Casino—a 97,000 square-foot video lottery casino complex featuring the latest in slot machine offerings, including multi-player electronic table games with virtual dealers; the Dover Downs Hotel and Conference Center—a 500 room AAA Four Diamond hotel with conference, banquet, fine dining, ballroom, concert hall and spa facilities; and Dover Downs Raceway—a harness racing track with pari-mutuel wagering on live and simulcast horse races. Our entertainment complex is located in Dover, the capital of the State of Delaware.

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

         Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain our license to conduct video lottery operations, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 39 consecutive years and management believes that our relationship with the Commission remains good.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates.  During the years ended December 31, 2007 and 2006, respectively, we incurred $4,280,000 and $3,255,000 of interest cost, of which $1,539,000 and $312,000 was capitalized.  During the year ended December 31, 2005, we incurred $1,875,000 of interest cost, none of which was capitalized.

         Income taxes—Deferred income taxes are provided on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date. Tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

         Point loyalty program—We currently have a point loyalty program for our video lottery customers which allows them to earn points based on the volume of their video lottery activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $1,932,000 and $2,010,000, respectively, at December 31, 2007 and 2006, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

         Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $15,770,000, $15,152,000 and $15,103,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Advertising costs—The cost of general advertising is charged to operations as incurred.

        Net earnings per common share—Weighted average shares used in computing basic and diluted net earnings per common share (“EPS”) are as follows:

	Years ended December 31,
	2007	2006	2005
Basic EPS	32,239,000	32,353,000	35,681,000
Effect of dilutive securities	372,000	568,000	249,000
Diluted EPS	32,611,000	32,921,000	35,930,000

         Dilutive securities include stock options and nonvested stock awards.

         There were no anti-dilutive securities excluded from the calculation of diluted EPS for the years ended December 31, 2007 and 2006.  For the year ended December 31, 2005, options to purchase 22,500 shares of common stock were not included in the calculation of diluted EPS because the options’ exercise prices were greater than the average market price of the common stock during the period.

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

         Statement No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for nonvested stock awards and options (“Excess Tax Benefits”) to be classified as a financing activity in our consolidated statements of cash flows.

         We recorded total stock-based compensation expense of $895,000, $732,000 and $214,000 as general and administrative expenses for the years ended December 31, 2007, 2006 and 2005, respectively.  Total stock-based compensation expense of $680,000 would have been recorded as general and administrative expenses for the year ended December 31, 2005, had we been subject to reporting under Statement No. 123R during that period.  Our earnings before income taxes and net earnings for the year ended December 31, 2006 were $372,000 lower than they would have been pursuant to our previous accounting method for stock-based compensation.  We recorded income tax benefits of $231,000, $147,000 and $87,000 for the years ended December 31, 2007, 2006 and 2005, respectively, related to our nonvested restricted stock awards.  The adoption of Statement No. 123R reduced basic and diluted earnings per share by approximately $0.01 for the year ended December 31, 2006.

         The following table illustrates the effect on net earnings and net earnings per common share if we had applied the fair-value recognition provisions of Statement No. 123R to stock-based employee compensation related to our stock options and awards:

Year ended December 31,
2005
Net earnings, as reported	$26,040,000
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	127,000
Deduct: Total stock-based employee compensation expense determined under fair–value based method for all awards, net of related tax effects	(593,000)
Pro forma net earnings	$25,574,000

Net earnings per common share:
Basic—as reported	$0.73
Basic—pro forma	$0.72

Diluted—as reported	$0.72
Diluted—pro forma	$0.71

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

Fair value of financial instruments—The carrying amounts of financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.  The carrying value of our revolving line of credit at December 31, 2007 and 2006 approximates its fair value based on the interest rates available on similar borrowings.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities that are measured at fair value on a recurring basis.  The FASB has agreed to a one-year deferral of Statement No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We do not expect the adoption of Statement No. 157 to have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  Statement No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption.  We do not expect the adoption of Statement No. 159 to have a significant impact on our consolidated financial statements.

NOTE 3—Property and Equipment

Property and equipment consists of the following as of December 31:

	2007	2006
Land	$785,000	$780,000
Casino facility	32,881,000	32,474,000
Hotel facility	109,402,000	65,795,000
Harness racing facilities	9,975,000	9,447,000
General facilities	15,277,000	12,858,000
Furniture, fixtures and equipment	43,692,000	37,597,000
Construction in progress	24,477,000	20,817,000
	236,489,000	179,768,000
Less accumulated depreciation	(54,191,000)	(47,036,000)
	$182,298,000	$132,732,000

         On December 28, 2005, we closed on the sale of a shopping center we owned in Dover, Delaware.  The sales price was $12,450,000 and we recognized a gain on the sale of $5,837,000.

NOTE 4—Accrued Liabilities

         Accrued liabilities consist of the following as of December 31:

	2007	2006
Point loyalty program	$1,932,000	$2,010,000
Payroll and related items	2,524,000	2,263,000
Win due to Delaware State Lottery Office	6,273,000	5,441,000
Other	1,211,000	1,484,000
	$11,940,000	$11,198,000

NOTE 5—Credit Facility

         We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  At December 31, 2007, the maximum borrowing limit under the facility was $125,000,000 which reduces to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points (100 basis points at December 31, 2007) depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including our hotel and casino expansions) and other general corporate purposes.  At December 31, 2007, we were in compliance with all terms of the facility and there was $92,425,000 outstanding at a weighted average interest rate of 5.7%.  At December 31, 2007, $32,575,000 was available pursuant to the facility.

NOTE 6—Income Taxes

The current and deferred income tax provisions are as follows:

	Years ended December 31,
	2007	2006	2005
Current:
Federal	$14,556,000	$14,112,000	$14,326,000
State	3,938,000	3,745,000	3,901,000
	18,494,000	17,857,000	18,227,000
Deferred:
Federal	(364,000)	(247,000)	(280,000)
State	(60,000)	29,000	(76,000)
	(424,000)	(218,000)	(356,000)
Total income taxes	$18,070,000	$17,639,000	$17,871,000

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2007	2006	2005
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.7%	5.7%	5.7%
Other	0.2%	0.4%	—%
Effective income tax rate	40.9%	41.1%	40.7%

The components of deferred income tax assets and liabilities are as follows as of December 31:

	2007	2006
Deferred income tax assets:
Point loyalty program	$785,000	$817,000
Accrued expenses	1,015,000	939,000
Other	374,000	243,000
Total deferred income tax assets	2,174,000	1,999,000

Deferred income tax liabilities:
Depreciation — property and equipment	(6,125,000)	(6,139,000)
Total deferred income tax liabilities	(6,125,000)	(6,139,000)
Net deferred income tax liabilities	$(3,951,000)	$(4,140,000)

Amounts recognized in the consolidated balance sheet:
Current deferred income tax assets	$1,227,000	$1,247,000
Noncurrent deferred income tax liabilities	(5,178,000)	(5,387,000)
	$(3,951,000)	$(4,140,000)

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

        The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheet as of December 31:

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$8,047,000	$7,055,000
Service cost	1,218,000	1,233,000
Interest cost	497,000	415,000
Actuarial gain	(500,000)	(389,000)
Benefits paid	(199,000)	(267,000)
Other	(11,000)	—
Benefit obligation at end of year	9,052,000	8,047,000

Change in plan assets:
Fair value of plan assets at beginning of year	5,407,000	3,795,000
Actual gain on plan assets	334,000	654,000
Employer contribution	1,000,000	1,225,000
Benefits paid	(199,000)	(267,000)
Fair value of plan assets at end of year	6,542,000	5,407,000

Unfunded status	$(2,510,000)	$(2,640,000)

        Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31 are as follows:

	2007	2006
Net actuarial loss	$426,000	$771,000
Prior service cost	42,000	50,000
	$468,000	$821,000

For the year ending December 31, 2008, we expect to recognize the following amounts as components of net periodic benefit cost which are included in accumulated comprehensive loss as of December 31, 2007:

Actuarial loss	$9,000
Prior service cost	9,000
$18,000

We plan to contribute approximately $1,000,000 to our pension plans in 2008.

The accumulated benefit obligation was $7,122,000 and $6,226,000, respectively, as of December 31, 2007 and 2006.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

2008	$140,000
2009	$164,000
2010	$202,000
2011	$287,000
2012	$395,000
2013-2017	$3,113,000

        The components of net periodic pension cost for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Service cost	$1,218,000	$1,233,000	$1,014,000
Interest cost	497,000	415,000	315,000
Expected return on plan assets	(502,000)	(391,000)	(260,000)
Recognized net actuarial loss	11,000	72,000	25,000
Recognized prior service cost	9,000	9,000	9,000
	$1,233,000	$1,338,000	$1,103,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2007, 2006 and 2005, and the actuarial value of the projected benefit obligation at December 31, 2007 and 2006 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Projected Benefit Obligation
	2007	2006	2005	2007	2006
Weighted-average discount rate	6.15%	5.85%	6.25%	6.50%	6.15%
Weighted-average rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%
Expected long-term rate of return on plan assets	8.50%	9.00%	9.00%	n/a	n/a

For 2007, we assumed a long-term rate of return on plan assets of 8.5%.  In developing the 8.5% expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

Our pension plan asset allocation at December 31, 2007 and 2006, and target allocation for 2008 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Asset Category	2007	2006	2008
Equity mutual funds	68%	65%	70%
Fixed income mutual funds	30%	30%	20%
Other (money market mutual funds)	2%	5%	10%
Total	100%	100%	100%

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

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees. Our matching contributions to the 401(k) plan were $80,000, $64,000 and $64,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 8—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share data):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation
Balance at December 31, 2004	$936	$1,448	$35,764	$35,156	$—	$(534)
Net earnings	—	—	—	26,040	—	—
Dividends paid, $.16 per share	—	—	—	(5,737)	—	—
Issuance of restricted stock awards, net of forfeitures	6	—	714	—	—	(720)
Proceeds from stock options exercised	—	—	4	—	—	—
Amortization of deferred compensation, net of forfeitures	—	—	—	—	—	214
Conversion of Class A common stock to common stock	122	(122)	—	—	—	—
Other	—	—	(21)	—	—	—
Balance at December 31, 2005	1,064	1,326	36,461	55,459	—	(1,040)
Reclassification of deferred compensation upon adoption of FASB Statement No. 123R	—	—	(1,040)	—	—	1,040
Cumulative effect of accounting change for adoption of SAB No. 108	—	—	—	(1,541)	—	—
Net earnings	—	—	—	25,328	—	—
Dividends paid, $.17 per share	—	—	—	(5,510)	—	—
Repurchase and retirement of common stock	(106)	(133)	(34,813)	—	—	—
Proceeds from stock options exercised	5	—	465	—	—	—
Issuance of nonvested stock awards, net of forfeitures	6	—	(6)	—	—	—
Stock-based compensation	—	—	732	—	—	—
Excess tax benefit on stock awards	—	—	50	—	—	—
Conversion of Class A common stock to common stock	77	(77)	—	—	—	—
Three-for-two stock split	496	584	(1,080)	—	—	—
Adoption of FASB Statement No.158, net of income tax benefit of $333	—	—	—	—	(488)	—
Balance at December 31, 2006	1,542	1,700	769	73,736	(488)	—
Net earnings	—	—	—	26,085	—	—
Dividends paid, $.185 per share	—	—	—	(6,036)	—	—
Repurchase and retirement of common stock	(92)	—	(2,753)	(7,145)	—	—
Proceeds from stock options exercised	16	—	1,098	—	—	—
Issuance of nonvested stock awards, net of forfeitures	8	—	(8)	—	—	—
Stock-based compensation	—	—	895	—	—	—
Excess tax benefit on stock awards	—	—	62	—	—	—
Amortization of prior service costs and unrealized losses on pension plans, net of income tax expense of $143	—	—	—	—	210	—
Balance at December 31, 2007	$1,474	$1,700	$63	$86,640	$(278)	$—

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

        On January 23, 2008, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.05 per share.  The dividend is payable on March 10, 2008 to stockholders of record at the close of business on February 10, 2008.

                  On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the year ended December 31, 2007, we purchased and retired 916,900 shares of our outstanding common stock pursuant to this plan at an average purchase price of $10.72 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the years ended December 31, 2006 and 2005.  At December 31, 2007, we had remaining repurchase authority of 1,751,833 shares.

         During 2007 and 2006, we purchased and retired 8,288 and 3,431 shares of our outstanding common stock for $112,000 and $56,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

         We have a stock incentive plan which provides for the grant of up to 2,250,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested stock awards.  Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  Once the options are exercised, our plan requires that the common stock be held for a minimum of one year.  The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  As of December 31, 2007, there were 926,697 shares available for granting options or stock awards.

Stock option activity for the year ended December 31, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	953,749	$6.86
Forfeited	(43,500)	$7.01
Exercised	(164,142)	$6.78
Outstanding at December 31, 2007	746,107	$6.87	2.3	$3,269,000
Exercisable at December 31, 2007	544,657	$6.93	2.2	$2,356,000

No stock options were granted during the three year period ending December 31, 2007.  The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $1,089,000, $560,000 and $3,000, respectively.

Nonvested stock option activity for the year ended December 31, 2007 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	350,825	$2.99
Forfeited	(17,500)	$3.03
Vested	(131,875)	$3.08
Nonvested at December 31, 2007	201,450	$2.92

         The total fair value of stock options vested during the years ended December 31, 2007 and 2006 was $407,000 and $457,000, respectively.  We recorded, within general and administrative expenses, compensation expense of $326,000 and $372,000 related to stock options for the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, there was $217,000 of total unrecognized compensation cost related to nonvested stock options granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 0.9 years.

Nonvested restricted stock activity for the year ended December 31, 2007 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	243,300	$8.85
Granted	85,000	$13.54
Vested	(30,000)	$8.23
Nonvested at December 31, 2007	298,300	$10.25

         The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period.  The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $247,000 and $109,000, respectively.  No shares vested during the year ended December 31, 2005.  The weighted-average grant-date fair value of nonvested restricted stock awards granted during the years ended December 31, 2007, 2006 and 2005 was $13.54, $9.58 and $8.61, respectively.  We recorded, within general and administrative expenses, compensation expense of $569,000, $360,000 and $214,000 related to nonvested restricted stock awards for the years ended December 31, 2007, 2006 and 2005, respectively.  As of December 31, 2007, there was $2,202,000 of total deferred compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 4.1 years.

         As of December 31, 2007 and 2006, accumulated other comprehensive loss, net of income taxes of $190,000 and $333,000, respectively, consists of the following:

	2007	2006
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost	$(278,000)	$(488,000)
Accumulated other comprehensive loss	$(278,000)	$(488,000)

NOTE 9—Related Party Transactions

                  During the years ended December 31, 2007, 2006 and 2005, we allocated costs of $1,873,000, $1,614,000 and $1,613,000, respectively, to DVD for certain administrative and operating services.  Additionally, DVD allocated costs of $229,000, $121,000 and $113,000 to us for the years ended December 31, 2007, 2006 and 2005, respectively.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2007, 2006 and 2005 NASCAR event weekends at Dover International Speedway, we provided certain services for which DVD was invoiced $1,207,000, $965,000 and $938,000, respectively.  Additionally, DVD invoiced us $429,000, $149,000 and $113,000, respectively, for our rental of a skybox suite, tickets and other services to DVD’s 2007, 2006 and 2005 NASCAR event weekends at Dover International Speedway.  As of December 31, 2007 and 2006, our consolidated balance sheet includes an $18,000 and $9,000 payable to DVD, respectively, for the aforementioned items.  We have since settled the payable in the first quarter of 2008.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

        Henry B. Tippie, Chairman of our Board of Directors, controls in excess of fifty percent of our voting power.  Mr. Tippie’s voting control emanates from his direct and indirect holdings of common stock and Class A common stock, from his status as executor of the estate of John W. Rollins, our largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with R. Randall Rollins, one of our directors.  This means that Mr. Tippie has the ability to determine the outcome of our election of directors and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power. On January 31, 2008, the estate of John W. Rollins transferred all of its holdings in our stock to the RMT Trust, a trust established under the terms of the last will and testament of John W. Rollins.  As trustee of the RMT Trust, Mr. Tippie has sole voting and dispositive power over these stockholdings and he continues to control in excess of fifty percent of our voting power.

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

         As of December 31, 2007, we have purchase obligations related to the expansion of the Dover Downs Hotel.  Construction began in the second quarter of 2006 and was completed in the fourth quarter of 2007.  The cost of the hotel expansion was approximately $48,000,000, of which approximately $44,100,000 was paid through December 31, 2007.

         As of December 31, 2007, we have purchase obligations related to the expansion of our casino.  Construction began in the first quarter of 2007 and is expected to be completed by the fall of 2008.  The estimated cost of the casino expansion is $56,000,000, of which approximately $17,000,000 was paid through December 31, 2007, and approximately $6,300,000 is included in accounts payable in the consolidated balance sheet.

         Effective May 10, 2007, the State enacted legislation that establishes a one-time minimum increase in the amount remitted to the State by its three video lottery agents.  This legislation requires the three agents to fund a total increase of $5,000,000 in the State’s share of the industry’s slot win for the year ending June 2, 2008 (the “Review Period”) as compared to the year ended June 4, 2007.  The guarantee is not a joint one, but is several.  In the event that the industry as a whole meets the required minimum increase, there is no additional liability to the State.  In the event the industry as a whole does not meet the minimum increase, but we meet our portion of the minimum increase, which is approximately $1,692,000, we will have no additional liability.  In the event the industry as a whole does not meet the minimum increase and we do not meet our portion of the minimum increase, we would be liable for our shortfall up to a maximum of $1,692,000.  In addition, in the event that the industry as a whole falls below the minimum increase by $10,000,000 and we do not meet our portion of the minimum increase, we could also be liable for an additional amount, not to exceed $338,000.  Based on our operating results for June through December of 2007, we expect to meet our required minimum increase for the Review Period.  As a result, we do not expect to make any additional payments pursuant to the guarantee, and therefore have not recorded a liability on our consolidated balance sheet as of December 31, 2007.

         We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in our control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $9,100,000 to $13,200,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed. We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be as high as $4,100,000 and this amount has been included in the maximum contingent liability disclosed above. This maximum tax gross up assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered. Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants. The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax. However, as we are unable to conclude whether the Internal Revenue

Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered, we have included the full amount of these payments in our calculation.

NOTE 11—Quarterly Results (unaudited)

	March 31	June 30	September 30	December 31
Year Ended December 31, 2007
Revenues	$60,631,000	$57,868,000	$64,566,000	$59,301,000
Operating earnings	$12,188,000	$11,306,000	$13,308,000	$10,094,000
Net earnings	$6,881,000	$6,404,000	$7,435,000	$5,365,000
Net earnings per share-basic	$0.21	$0.20	$0.23	$0.17
Net earnings per share-diluted	$0.21	$0.20	$0.23	$0.17

Year Ended December 31, 2006
Revenues	$59,272,000	$56,831,000	$61,681,000	$58,667,000
Operating earnings	$11,104,000	$11,136,000	$12,655,000	$11,015,000
Net earnings	$6,163,000	$6,090,000	$6,994,000	$6,081,000
Net earnings per share-basic	$0.19	$0.19	$0.22	$0.19
Net earnings per share-diluted	$0.18	$0.19	$0.21	$0.19

Per share data amounts for the quarters have each been calculated separately.  Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.