Form 10-Q
period 2008-03-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2008-05-02
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of April 30, 2008, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	14,793,794 shares
Class A Common Stock -	17,003,173 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Gaming	$56,000	$56,972
Other operating	3,789	3,659
	59,789	60,631
Expenses:
Gaming	42,411	41,851
Other operating	3,299	3,280
General and administrative	1,764	1,570
Depreciation	2,381	1,742
	49,855	48,443

Operating earnings	9,934	12,188

Interest expense	935	524

Earnings before income taxes	8,999	11,664

Income taxes	3,678	4,783

Net earnings	5,321	6,881

Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $2	3	—

Unrealized loss on available-for-sale securities, net of income tax benefit	(1)	—

Comprehensive earnings	$5,323	$6,881

Net earnings per common share:
Basic	$0.17	$0.21
Diluted	$0.17	$0.21

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$19,182	$22,456
Accounts receivable	4,245	4,560
Due from State of Delaware	2,692	10,530
Inventories	1,822	1,858
Prepaid expenses and other	2,284	2,251
Receivable from Dover Motorsports, Inc.	40	—
Deferred income taxes	1,216	1,227
Total current assets	31,481	42,882

Property and equipment, net	191,682	182,298
Total assets	$223,163	$225,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,182	$13,382
Purses due horsemen	921	9,689
Accrued liabilities	10,142	11,940
Payable to Dover Motorsports, Inc.	—	18
Income taxes payable	3,978	341
Deferred revenue	178	98
Total current liabilities	30,401	35,468

Revolving line of credit	92,500	92,425
Liability for pension benefits	2,328	2,510
Deferred income taxes	5,187	5,178
Total liabilities	130,416	135,581

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 14,768,361 and 14,737,821, respectively	1,477	1,474
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 17,003,173 and 17,003,173, respectively	1,700	1,700
Additional paid-in capital	—	63
Retained earnings	89,846	86,640
Accumulated other comprehensive loss	(276)	(278)
Total stockholders’ equity	92,747	89,599
Total liabilities and stockholders’ equity	$223,163	$225,180

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net earnings	$5,321	$6,881
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,381	1,742
Amortization of credit facility origination fees	10	11
Stock-based compensation	277	216
Deferred income taxes	22	(123)
Changes in assets and liabilities:
Accounts receivable	315	142
Due from State of Delaware	7,838	7,403
Inventories	36	4
Prepaid expenses and other	(43)	48
Receivable from/payable to Dover Motorsports, Inc.	(58)	46
Accounts payable	1,152	2,486
Purses due horsemen	(8,768)	(6,074)
Accrued liabilities	(1,798)	(2,017)
Income taxes payable/prepaid income taxes	3,637	4,873
Deferred revenue	80	73
Other liabilities	(182)	(187)
Net cash provided by operating activities	10,220	15,524

Investing activities:
Capital expenditures	(11,117)	(9,981)
Net cash used in investing activities	(11,117)	(9,981)

Financing activities:
Borrowings from revolving line of credit	41,505	33,325
Repayments of revolving line of credit	(41,430)	(39,750)
Dividends paid	(1,587)	(1,469)
Repurchase of common stock	(899)	(71)
Proceeds from stock options exercised	12	999
Excess tax benefit on stock awards	22	33
Net cash used in financing activities	(2,377)	(6,933)

Net decrease in cash	(3,274)	(1,390)
Cash, beginning of period	22,456	20,020
Cash, end of period	$19,182	$18,630

Supplemental information:
Interest paid	$1,049	$525
Income taxes paid	$—	$—
Change in accounts payable for capital expenditures	$648	$4,424

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 7, 2008.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 - Business Operations

We are a diversified gaming and entertainment company whose operations consist of Dover Downs Casino – a 97,000 square-foot video lottery casino complex featuring the latest in slot machine offerings, including multi-player electronic table games with virtual dealers; the Dover Downs Hotel and Conference Center – a 500 room AAA Four Diamond hotel with conference, banquet, fine dining, ballroom, concert hall and spa facilities; and Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races. Our entertainment complex is located in Dover, the capital of the State of Delaware.

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

Investments—We account for our investments in marketable securities in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.  These investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheets.  Changes in fair value are reported in other comprehensive income (loss).  See NOTE 6 – Stockholders’ Equity and NOTE 7 – Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $56,368,000 and $54,191,000 as of March 31, 2008 and December 31, 2007, respectively.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities.  The capitalized interest is amortized over the estimated useful life of the asset to which it relates.  During the three months ended March 31, 2008, we incurred $1,180,000 of interest cost, of which $245,000 was capitalized.  During the three months ended March 31, 2007, we incurred $871,000 of interest cost, of which $347,000 was capitalized.

Income taxes—Deferred income taxes are provided on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date. Tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Point loyalty program—We currently have a point loyalty program for our video lottery customers which allows them to earn points based on the volume of their video lottery activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $1,875,000 and $1,932,000, respectively, at March 31, 2008 and December 31, 2007, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,434,000 and $3,667,000 for the three months ended March 31, 2008 and 2007, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Net earnings per common share—Weighted average shares used in computing basic and diluted net earnings per common share (“EPS”) are as follows:

	Three Months Ended March 31,
	2008	2007
Basic EPS	31,426,000	32,301,000
Effect of dilutive securities	241,000	336,000
Diluted EPS	31,667,000	32,637,000

Dilutive securities include stock options and nonvested stock awards.

There were no anti-dilutive securities excluded from the calculation of diluted EPS for the three months ended March 31, 2008 and 2007.

Accounting for stock-based compensation—We account for our stock-based compensation expense in accordance with FASB Statement No. 123R, Share-Based Payment.    Statement No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services.

We recorded total stock-based compensation expense of $277,000 and $216,000 as general and administrative expenses for the three months ended March 31, 2008 and 2007, respectively.  We recorded income tax benefits of $80,000 and $58,000 for the three months ended March 31, 2008 and 2007, respectively, related to our nonvested restricted stock awards.

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

Recent accounting pronouncements—In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities that are measured at fair value on a recurring basis.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008.  Non-recurring non-financial assets and liabilities for which we have not applied the provisions of Statement No. 157 include our long-lived assets measured at fair value under the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The impact of adoption of Statement No. 157 for financial assets and liabilities is discussed in NOTE 7 – Financial Instruments.  We do not expect the adoption of Statement No. 157 for non-recurring non-financial assets and liabilities to have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  Statement No. 159 is effective for fiscal years beginning after November 15, 2007.

Companies are not allowed to adopt Statement No. 159 on a retrospective basis unless they choose early adoption.  We have not elected to apply the fair value option to any of our financial instruments.

NOTE 4 – Credit Facility

We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  At March 31, 2008, the maximum borrowing limit under the facility was $125,000,000 which reduces to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points (75 basis points at March 31, 2008) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points (100 basis points at March 31, 2008) depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including our hotel and casino expansions) and other general corporate purposes.  At March 31, 2008, we were in compliance with all terms of the facility and there was $92,500,000 outstanding at a weighted average interest rate of 3.58%.  At March 31, 2008, $32,500,000 was available pursuant to the facility.

NOTE 5 – Pension Plans

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

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2008	2007
Service cost	$321,000	$308,000
Interest cost	149,000	125,000
Expected return on plan assets	(151,000)	(125,000)
Recognized net actuarial loss	3,000	3,000
Amortization of prior service cost	2,000	2,000
	$324,000	$313,000

We contributed $500,000 to our pension plans during the three months ended March 31, 2008 and 2007.  We expect to contribute approximately $1,000,000 to our plans for the year ended December 31, 2008.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2007	$1,474,000	$1,700,000	$63,000	$86,640,000	$(278,000)
Net earnings	—	—	—	5,321,000	—
Dividends paid, $0.05 per share	—	—	—	(1,587,000)	—
Proceeds from stock options exercised	—	—	12,000	—	—
Issuance of nonvested stock awards, net of forfeitures	12,000	—	(12,000)	—	—
Stock-based compensation	—	—	277,000	—	—
Excess tax benefit on stock awards	—	—	22,000	—	—
Amortization of prior service costs and unrealized losses on pension plans, net of income tax expense of $2,000	—	—	—	—	3,000
Unrealized loss on available-for-sale securities, net of income tax benefit	—	—	—	—	(1,000)
Repurchase and retirement of common stock	(9,000)	—	(362,000)	(528,000)	—
Balance at March 31, 2008	$1,477,000	$1,700,000	$—	$89,846,000	$(276,000)

On April 23, 2008, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.05 per share.  The dividend is payable on June 10, 2008 to stockholders of record at the close of business on May 10, 2008.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the three months ended March 31, 2008, we purchased and retired 83,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $9.34 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2007.  At March 31, 2008, we had remaining repurchase authority of 1,668,333 shares.

During the three months ended March 31, 2008 and 2007, we purchased and retired 10,960 and 4,746 shares of our outstanding common stock for $115,000 and $64,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

As of March 31, 2008 and December 31, 2007, accumulated other comprehensive loss consists of the following:

	March 31, 2008	December 31, 2007
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income taxes of $188,000 and $190,000, respectively	$(275,000)	$(278,000)
Accumulated unrealized loss on available-for-sale securities, net of income tax benefit	(1,000)	—
Accumulated other comprehensive loss	$(276,000)	$(278,000)

NOTE 7 – Financial Instruments

We adopted FASB Statement No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. Statement No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact from the adoption of Statement No. 157 to the consolidated financial statements. Statement No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Our short-term investments and financial instruments as of March 31, 2008 consist of marketable equity securities which are recorded at fair value in our consolidated financial statements based on quoted market prices (Level 1 inputs).  As of March 31, 2008, these investments had a cost basis and fair value of $28,000 and $27,000, respectively.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

The carrying value of our revolving line of credit at March 31, 2008 and December 31, 2007 approximates its fair value based on the interest rates available on similar borrowings.

NOTE 8 - Related Party Transactions

During the three months ended March 31, 2008 and 2007, we allocated costs of $526,000 and $492,000, respectively, to DVD for certain administrative and operating services.  Additionally, DVD allocated costs of $36,000 and $48,000 to us for the three months ended March 31, 2008 and 2007, respectively.  The allocations were based on an analysis of each company’s share of the costs.  Additionally, DVD invoiced us $89,000 and $85,000, respectively, for our rental of a skybox suite, tickets and other services to DVD’s 2008 and 2007 NASCAR event weekends at Dover International Speedway.  As of March 31, 2008 and December 31, 2007, our consolidated balance sheets include a $40,000 receivable from and an $18,000 payable to DVD, respectively, for the aforementioned items.  We have since settled the receivable in the second quarter of 2008 and the payable was settled in the first quarter of 2008.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins and Henry B. Tippie are all Directors of ours and DVD. Denis McGlynn is the President and Chief Executive Officer of both companies, Klaus M. Belohoubek is the Senior Vice President – General Counsel and Secretary of both companies and Timothy R. Horne is the Senior Vice President – Finance and Chief Financial Officer of both companies.  Mr. Tippie controls in excess of fifty percent of the voting power of DVD.

NOTE 9 – Commitments and Contingencies

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

As of March 31, 2008, we have purchase obligations related to the expansion of the Dover Downs Hotel.  Construction began in the second quarter of 2006 and was completed in the fourth quarter of 2007.  The cost of the hotel expansion was $47,650,000, of which approximately $45,860,000 was paid through March 31, 2008.

As of March 31, 2008, we have purchase obligations related to the Phase VI expansion of our casino.  Construction began in the first quarter of 2007 and is expected to be completed during the summer of 2008.  The estimated cost of the casino expansion is $56,000,000, of which approximately $24,700,000 was paid through March 31, 2008, and approximately $7,600,000 is included in accounts payable in the consolidated balance sheet.

Effective May 10, 2007, the State enacted legislation that establishes a one-time minimum increase in the amount remitted to the State by its three video lottery agents.  This legislation requires the three agents to fund a total increase of $5,000,000 in the State’s share of the industry’s slot win for the year ending June 2, 2008 (the “Review Period”) as compared to the year ended June 4, 2007.  The guarantee is not a joint one, but is several.  In the event that the industry as a whole meets the required minimum increase, there is no additional liability to the State.  In the event the industry as a whole does not meet the minimum increase, but we meet our portion of the minimum increase, which is approximately $1,692,000, we will have no additional liability. In the event the industry as a whole does not meet the minimum increase and we do not meet our portion of the minimum increase, we would be liable for our shortfall up to a maximum of $1,692,000.  In addition, in the event that the industry as a whole falls below the minimum increase by $10,000,000 and we do not meet our portion of the minimum increase, we could also be liable for an additional amount, not to exceed $338,000.  Based on our operating results for June 2007 through March 2008, we recorded a liability of $80,000 on our consolidated balance sheet as of March 31, 2008.

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

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Casino – a 97,000 square-foot video lottery casino complex featuring the latest in slot machine offerings, including multi-player electronic table games with virtual dealers; the Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with conference, banquet, fine dining, ballroom, and concert hall and spa facilities; and Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

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

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Gaming revenues decreased by $972,000, or 1.7%, to $56,000,000 in the first quarter of 2008 as a result of decreased play in our casino and to a lesser extent lower horse racing commissions.  We believe that the decrease in casino play can be attributed to the overall downturn in the United States economy.  We believe we were able to mitigate some of the decrease in casino play through the following efforts: the opening of our hotel expansion during the later part of 2007, targeted marketing efforts using our player database and our efforts to provide our customers with enhanced casino products and other amenities.  Our average number of machines decreased from 2,731 in the first quarter of 2007 to 2,688 in the first quarter of 2008 due to certain machines being removed temporarily in order to accommodate construction of our Phase VI casino expansion.

Other operating revenues were $3,789,000 in the first quarter of 2008 as compared to $3,659,000 in the first quarter of 2007.  Net food and beverage revenues increased $150,000 to $2,666,000 from $2,516,000 in the first quarter of 2007 primarily due to an increase in sales at our Festival Buffet and Michele’s fine dining restaurant and higher banquet sales.  Additionally, cash rooms revenue increased $40,000 in the first quarter of 2008 mainly due to the hotel expansion.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,434,000 and $3,667,000 in the first quarter of 2008 and 2007, respectively.

Gaming expenses increased by $560,000, or 1.3%, primarily as a result of increased marketing costs and higher insurance, real estate tax and utility expenses.  Amounts retained by the State of Delaware increased by $94,000 due primarily to legislation enacted by the State effective May 10, 2007 that established a one-time increase in the amount remitted to the State by its three video lottery agents.  The amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $71,000 due to increased franchise costs on certain machines.  Amounts allocated from the video lottery operation for harness horse racing purses decreased slightly from $6,355,000 in the first quarter of 2007 to $6,343,000 in the first quarter of 2008.

Other operating expenses increased by $19,000, or 0.6%.  Expenses related to our food and beverage operations were $2,793,000 in the first quarter of 2008 and $2,771,000 in the first quarter of 2007.  Expenses related to our rooms operations increased $22,000 in the first quarter of 2008 primarily due to the hotel expansion.  These increases were partially offset by a decrease in all other operating expenses of $25,000 in the first quarter of 2008 as compared to the first quarter of 2007.

General and administrative expenses increased by $194,000 to $1,764,000 from $1,570,000 in the first quarter of 2007, primarily the result of higher stock based compensation expenses, higher benefits costs and losses on the disposal of property and equipment of $87,000.

Depreciation expense was $2,381,000 in the first quarter of 2008 as compared to $1,742,000 in the first quarter of 2007.  The increase resulted primarily from the opening of our hotel expansion during the second half of 2007.

Interest expense increased by $411,000 due to higher average outstanding borrowings on our credit facility used to fund our hotel expansion which was completed in October 2007, our casino expansion which is expected to be completed this summer and repurchases of our outstanding common stock for $10,606,000, not including nominal brokerage commissions, in the fourth quarter of 2007 and the first quarter of 2008.  Additionally, the amount of interest we capitalized decreased to $245,000 during the first quarter of 2008 from $347,000 during the first quarter of 2007.  The interest expense associated with the borrowings for our hotel and casino expansions is being capitalized as part of the project cost.  Partially offsetting these increases was a decrease in our average interest rate on our credit facility.

Our effective income tax rate was 40.9% and 41.0% for the three months ended March 31, 2008 and 2007, respectively.

Net earnings were $5,321,000 in the first quarter of 2008 as compared to $6,881,000 in the first quarter of 2007.  The decrease of $1,560,000, or 22.7%, was primarily due to a decrease in slot win and an increase in gaming expenses, higher general and administrative and depreciation expenses and an increase in our interest expense.  These items were partially offset by improved results for our hotel and food and beverage operations.

Liquidity and Capital Resources

Net cash provided by operating activities was $10,220,000 for the three months ended March 31, 2008 compared to $15,524,000 for the three months ended March 31, 2007.  The decrease was primarily due to the decrease in net earnings, the timing of invoicing from and payments to vendors and other working capital changes.

Net cash used in investing activities was $11,117,000 for the three months ended March 31, 2008 compared to $9,981,000 for the three months ended March 31, 2007 and was solely related to capital improvements.  Capital expenditures for the first three months of 2008 related primarily to the Dover Downs Casino expansion.  Capital expenditures for the first three months of 2007 related primarily to the Dover Downs Hotel expansion and to a lesser extent, our Phase VI casino expansion.

Net cash used in financing activities was $2,377,000 for the three months ended March 31, 2008 compared to $6,933,000 for the three months ended March 31, 2007.  The outstanding borrowings under our line of credit facility at March 31, 2008 remained consistent with the amount at December 31, 2007.  During the first three months of 2007, we repaid $6,425,000 of our credit facility.  We repurchased and retired $899,000 of our outstanding common stock during the first three months of 2008.  Additionally, we paid $1,587,000 and $1,469,000 in cash dividends during the first three months of 2008 and 2007, respectively.

On April 23, 2008, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.05 per share.  The dividend is payable on June 10, 2008 to shareholders of record at the close of business on May 10, 2008.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the three months ended March 31, 2008, we purchased and retired 83,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $9.34 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2007.  At March 31, 2008, we had remaining repurchase authority of 1,668,333 shares.

During 2007, we more than doubled the number of hotel rooms in the Dover Downs Hotel from 232 to 500, including eleven luxury spa suites, and added a luxurious 6,000 square-foot spa.  Construction began in the second quarter of 2006 and was completed in October 2007.  The cost of the hotel expansion was $47,650,000, of which approximately $45,860,000 was paid through March 31, 2008. The remainder will be paid during the second quarter of 2008.  On March 30, 2007, we announced our Phase VI casino expansion plan that will add nearly 70,000 square-feet to the Dover Downs Casino and will feature a new main entrance for the casino, a new gaming floor with room for more than 500 additional slot machines and the new Dover Downs Fire and Ice Lounge — an upscale entertainment lounge that will seat approximately 200 guests. The expansion will also include retail space and three new restaurants.  Construction began in the first quarter of 2007 and is expected to be completed during the summer of 2008.  The estimated cost of the Phase VI casino expansion is $56,000,000, of which approximately $24,700,000 was paid as of March 31, 2008. The remainder is expected to be paid during 2008.  Based on current business conditions, other than the hotel and casino expansions we expect to make capital expenditures of approximately

$5,000,000 during 2008, primarily for renovations to our existing casino facility, casino equipment, an improved surveillance system and improvements in our food and beverage departments. Additionally, we expect to contribute approximately $1,000,000 to our pension plans in 2008, of which $500,000 was contributed in the first quarter of 2008.

We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  At December 31, 2007, the maximum borrowing limit under the facility was $125,000,000 which reduces to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points (75 basis points at March 31, 2008) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points (100 basis points at March 31, 2008) depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including our hotel and casino expansions) and other general corporate purposes.  At March 31, 2008, we were in compliance with all terms of the facility and there was $92,500,000 outstanding at a weighted average interest rate of 3.58%.  At March 31, 2008, $32,500,000 was available pursuant to the facility.

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

The introduction or expansion of gaming in and around our market area could have a material adverse effect on our cash flows and results of operations.  See Factors That May Affect Operating Results; Forward-Looking Statements beginning on page 16 for further discussion.

Contractual Obligations

At March 31, 2008, we had the following contractual obligations:

		Payments Due by Period
	Total	2008	2009 – 2010	2011 – 2012	Thereafter
Revolving line of credit	$92,500,000	$—	$—	$92,500,000	$—
Estimated interest payments on revolving line of credit	13,384,000	2,484,000	6,623,000	4,277,000	—
Pension contributions	4,500,000	500,000	2,000,000	2,000,000	—
Purchase obligations	33,090,000	33,090,000	—	—	—
	$143,474,000	$36,074,000	$8,623,000	$98,777,000	$—

The future interest payments on our revolving credit agreement were estimated using the current outstanding principal and interest rates as of March 31, 2008.

Although we have no required minimum contribution related to our pension plans, we expect to contribute approximately $1,000,000 per year to the plans.

At March 31, 2008, we have purchase obligations related to the expansion of the Dover Downs Hotel.  On March 16, 2006, we announced an expansion plan that more than doubled the number of hotel rooms from 232 to 500, including eleven luxury spa suites, and add a luxurious 6,000 square-foot spa to the Dover Downs Hotel.  Construction began in the second quarter of 2006 and was completed in October 2007.  The cost of the expansion was $47,650,000, of which approximately $45,860,000 was paid through March 31, 2008, and the remainder is expected to be paid during the second quarter of 2008.

At March 31, 2008, we have purchase obligations related to the expansion of our casino.  On March 30, 2007, we announced our Phase VI casino expansion plan that will add nearly 70,000 square-feet to the Dover Downs Casino and will feature a new main entrance for the casino, a new gaming floor with room for more than 500 additional slot machines and the new Dover Downs Fire and Ice Lounge – an upscale entertainment lounge that will seat approximately 200 guests.  Plans also include retail space and three new restaurant options.  Construction began in the first quarter of 2007 and is expected to be completed by the summer of 2008.  The estimated cost of the casino expansion is $56,000,000, of which approximately $24,700,000 was paid through March 31, 2008, and the remainder is expected to be paid during 2008.

Related Party Transactions

See NOTE 8 – Related Party Transactions to our consolidated financial statements included elsewhere in this document for a full description of related party transactions.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors.  The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  For example, after several failed attempts in prior years, the Maryland Legislature passed legislation in 2008 that will permit up to 15,000 slot machines in five different specific locations throughout Maryland. The legislation requires a Constitutional amendment and, therefore, will be put to a vote by the Maryland electorate in a special referendum to be held in November 2008.  Even if the referendum passes, the establishment of any gaming locations in the State remains subject to local zoning prohibitions and may face further opposition.  As the number of machines and the specific locations of the gaming establishments will be set by the State’s Constitution, any changes to the number of machines or the locations would require further amendment to the State Constitution.   It is

difficult for us to predict whether the referendum will pass and if it passes what types of gaming establishments may ultimately be built in Maryland or when they are likely to become operational.  Management has estimated that approximately 44% of our total slot win comes from Maryland patrons.  Approximately 70% of our Capital Club® member slot win comes from out of state patrons.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will ultimately have on us, but several facilities in Pennsylvania began operations by the end of 2006.  Management has estimated that slot win from Pennsylvania patrons currently represents approximately 4% of our total slot win which is the same as the prior year.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to market risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $92,500,000 at March 31, 2008 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at March 31, 2008 would cause a change in total annual interest costs of $925,000.  The carrying values of these borrowings approximate their fair values at March 31, 2008.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.            Legal Proceedings

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.         Risk Factors

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, Factors That May Affect Operating Results; Forward-Looking Statements, beginning on page 16.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the three months ended March 31, 2008, we purchased and retired 83,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $9.34 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2007.

During the three months ended March 31, 2008, we purchased and retired 10,960 shares of our outstanding common stock for $115,000.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

The following table details our purchases of equity securities for the three months ended March 31, 2008 (the average price paid per share does not include nominal brokerage commissions):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	10,960	$10.51	—	1,751,833
February 1, 2008 – February 29, 2008	83,500	$9.34	83,500	1,668,333
March 1, 2008 – March 31, 2008	—	—	—	1,668,333
Total	94,460	$9.48	83,500	1,668,333

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 23, 2008, Denis McGlynn, Jeffrey W. Rollins, and Kenneth K. Chalmers were re-elected as directors by our stockholders.  Directors whose terms of office continued after the meeting were Henry B. Tippie, John W. Rollins, Jr., R. Randall Rollins and Patrick J. Bagley.

	Votes For	Votes Withheld	Shares Not Voted
Election of Denis McGlynn.	183,453,792	199,707	1,146,592
Election of Jeffrey W. Rollins	183,459,614	193,885	1,146,592
Election of Kenneth K. Chalmers	183,320,428	333,071	1,146,592

Item 5.            Other Information

None.

Item 6.            Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	May 2, 2008	Dover Downs Gaming & Entertainment, Inc.
Registrant

		/s/	Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

		/s/	Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and
Chief Financial Officer