Form 10-Q
period 2008-06-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2008-08-01
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 31, 2008, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	14,809,544 shares
Class A Common Stock -	17,003,173 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Gaming	$54,643	$53,303	$110,643	$110,275
Other operating	5,328	4,565	9,117	8,224
	59,971	57,868	119,760	118,499
Expenses:
Gaming	41,443	39,292	83,854	81,143
Other operating	4,182	4,001	7,481	7,281
General and administrative	1,596	1,534	3,360	3,104
Depreciation	2,479	1,735	4,860	3,477
	49,700	46,562	99,555	95,005

Operating earnings	10,271	11,306	20,205	23,494

Interest expense	631	451	1,566	975

Earnings before income taxes	9,640	10,855	18,639	22,519

Income taxes	3,942	4,451	7,620	9,234

Net earnings	5,698	6,404	11,019	13,285

Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income taxes	3	—	6	—

Unrealized loss on available-for-sale securities, net of income taxes	—	—	(1)	—

Comprehensive earnings	$5,701	$6,404	$11,024	$13,285

Net earnings per common share:
Basic	$0.18	$0.20	$0.35	$0.41
Diluted	$0.18	$0.20	$0.35	$0.41

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$19,678	$22,456
Accounts receivable	2,758	4,560
Due from State of Delaware	5,690	10,530
Inventories	2,049	1,858
Prepaid expenses and other	2,485	2,251
Receivable from Dover Motorsports, Inc.	1	—
Prepaid income taxes	219	—
Deferred income taxes	1,193	1,227
Total current assets	34,073	42,882

Property and equipment, net	202,185	182,298
Other assets	127	—
Total assets	$236,385	$225,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,906	$13,382
Purses due horsemen	4,622	9,689
Accrued liabilities	9,498	11,940
Payable to Dover Motorsports, Inc.	—	18
Income taxes payable	—	341
Deferred revenue	363	98
Total current liabilities	26,389	35,468

Revolving line of credit	105,000	92,425
Liability for pension benefits	2,447	2,510
Deferred income taxes	5,226	5,178
Total liabilities	139,062	135,581

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 14,809,544 and 14,737,821, respectively	1,481	1,474
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 17,003,173 and 17,003,173, respectively	1,700	1,700
Additional paid-in capital	462	63
Retained earnings	93,953	86,640
Accumulated other comprehensive loss	(273)	(278)
Total stockholders’ equity	97,323	89,599
Total liabilities and stockholders’ equity	$236,385	$225,180

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net earnings	$11,019	$13,285
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,860	3,477
Amortization of credit facility origination fees	18	18
Stock-based compensation	527	454
Deferred income taxes	87	(312)
Changes in assets and liabilities:
Accounts receivable	1,802	1,772
Due from State of Delaware	4,840	5,338
Inventories	(191)	16
Prepaid expenses and other	(279)	(613)
Receivable from/payable to Dover Motorsports, Inc.	(19)	(47)
Prepaid income taxes/income taxes payable	(560)	(203)
Accounts payable	246	(566)
Purses due horsemen	(5,067)	(4,332)
Accrued liabilities	(2,442)	(2,184)
Deferred revenue	265	75
Other liabilities	(63)	(75)
Net cash provided by operating activities	15,043	16,103

Investing activities:
Capital expenditures	(26,469)	(26,852)
Purchase of available-for-sale securities	(100)	—
Net cash used in investing activities	(26,569)	(26,852)

Financing activities:
Borrowings from revolving line of credit	94,215	93,605
Repayments of revolving line of credit	(81,640)	(83,155)
Dividends paid	(3,178)	(2,939)
Repurchase of common stock	(1,040)	(119)
Proceeds from stock options exercised	366	1,030
Excess tax benefit on stock awards	25	63
Net cash provided by financing activities	8,748	8,485

Net decrease in cash	(2,778)	(2,264)
Cash, beginning of period	22,456	20,020
Cash, end of period	$19,678	$17,756

Supplemental information:
Interest paid	$1,673	$896
Income taxes paid	$8,076	$9,685
Change in accounts payable for capital expenditures	$1,722	$3,402

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 7, 2008.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 - Business Operations

We are a diversified gaming and entertainment company whose operations consist of Dover Downs Casino – a 97,000 square-foot video lottery casino complex as of June 30, 2008 featuring the latest in slot machine offerings, including multi-player electronic table games with virtual dealers; the Dover Downs Hotel and Conference Center – a 500 room AAA Four Diamond hotel with conference, banquet, fine dining, ballroom, concert hall and spa facilities; and Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races. Our entertainment complex is located in Dover, the capital of the State of Delaware.

On July 10, 2008, our Phase VI casino expansion, The Colonnade, was partially opened to the public with more than 500 slot machines, Doc Magrogan’s Oyster House, Sweet Perks Too and the Dover Downs’ Fire & Ice Lounge debuting.  The expansion added approximately 68,000 square-feet of gaming space bringing our video lottery casino complex to 165,000 square-feet housing approximately 3,200 slot machines.  Two more restaurants and four retail outlets are scheduled to open in late summer.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $58,768,000 and $54,191,000 as of June 30, 2008 and December 31, 2007, respectively.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities.  The capitalized interest is amortized over the estimated useful life of the asset to which it relates.  During the three and six-month periods ended June 30, 2008, we incurred $918,000 and $2,098,000 of interest cost, of which $287,000 and $532,000 was capitalized, respectively.  During the three and six-month periods ended June 30, 2007, we incurred $1,005,000 and $1,876,000 of interest cost, of which $554,000 and $901,000 was capitalized, respectively.

Income taxes—Deferred income taxes are provided on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date. Tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Point loyalty program—We currently have a point loyalty program for our video lottery customers which allows them to earn points based on the volume of their video lottery activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $1,893,000 and $1,932,000, respectively, at June 30, 2008 and December 31, 2007, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,388,000 and $8,822,000, and $3,568,000 and $7,235,000 for the three and six-month periods ended June 30, 2008 and 2007, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Net earnings per common share—Weighted average shares used in computing basic and diluted net earnings per common share (“EPS”) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic EPS	31,434,000	32,341,000	31,430,000	32,321,000
Effect of dilutive securities	151,000	442,000	196,000	395,000
Diluted EPS	31,585,000	32,783,000	31,626,000	32,716,000

Dilutive securities include stock options and nonvested stock awards.

There were no anti-dilutive securities excluded from the calculation of diluted EPS for the three or six-month periods ended June 30, 2008 and 2007.

Accounting for stock-based compensation—We account for our stock-based compensation expense in accordance with FASB Statement No. 123R, Share-Based Payment.    Statement No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services.

We recorded total stock-based compensation expense for our nonvested restricted stock awards and stock options of $250,000 and $527,000, and $238,000 and $454,000 as general and administrative expenses for the three and six-month periods ended June 30, 2008 and 2007, respectively.  We recorded income tax benefits of $80,000 and $160,000, and $59,000 and $117,000 for the three and six-month periods ended June 30, 2008 and 2007, respectively, related to our nonvested restricted stock awards.

Use of estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 4 – Credit Facility

We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  At June 30, 2008, the maximum borrowing limit under the facility was $125,000,000 which reduces to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points (75 basis points at June 30, 2008) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points (100 basis points at June 30, 2008) depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including our hotel and casino expansions) and other general corporate purposes.  At June 30, 2008, we were in compliance with all terms of the facility and there was $105,000,000 outstanding at a weighted average interest rate of 3.36%.  At June 30, 2008, $20,000,000 was available pursuant to the facility.

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

The components of net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$322,000	$307,000	$643,000	$615,000
Interest cost	149,000	125,000	298,000	250,000
Expected return on plan assets	(152,000)	(125,000)	(303,000)	(250,000)
Recognized net actuarial loss	2,000	2,000	5,000	5,000
Amortization of prior service cost	3,000	3,000	5,000	5,000
	$324,000	$312,000	$648,000	$625,000

We contributed $300,000 and $800,000, and $200,000 and $700,000 to our pension plans during the three and six-month periods ended June 30, 2008 and 2007, respectively.  We expect to contribute approximately $1,000,000 to our plans for the year ended December 31, 2008.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2007	$1,474,000	$1,700,000	$63,000	$86,640,000	$(278,000)
Net earnings	—	—	—	11,019,000	—
Dividends paid, $0.05 per share	—	—	—	(3,178,000)	—
Proceeds from stock options exercised	6,000	—	360,000	—	—
Issuance of nonvested stock awards, net of forfeitures	12,000	—	(12,000)	—	—
Stock-based compensation	—	—	527,000	—	—
Excess tax benefit on stock awards	—	—	25,000	—	—
Amortization of prior service costs and unrealized losses on pension plans, net of income tax expense of $4,000	—	—	—	—	6,000
Unrealized loss on available-for-sale securities, net of income tax benefit of $500	—	—	—	—	(1,000)
Repurchase and retirement of common stock	(11,000)	—	(501,000)	(528,000)	—
Balance at June 30, 2008	$1,481,000	$1,700,000	$462,000	$93,953,000	$(273,000)

On July 23, 2008, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.05 per share.  The dividend is payable on September 10, 2008 to stockholders of record at the close of business on August 10, 2008.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the three and six-month periods ended June 30, 2008, we purchased and retired 15,000 and 98,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $7.71 and $9.09 per share, respectively, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2007.  At June 30, 2008, we had remaining repurchase authority of 1,653,333 shares.

During the three and six-month periods ended June 30, 2008, we purchased and retired 2,921 and 13,881 shares of our outstanding common stock for $24,000 and $139,000, respectively.  During the three and six-month periods ended June 30, 2007, we purchased and retired 3,542 and 8,288 shares of our outstanding common stock for $48,000 and $112,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

As of June 30, 2008 and December 31, 2007, accumulated other comprehensive loss consists of the following:

	June 30, 2008	December 31, 2007
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income taxes of $186,000 and $190,000, respectively	$(272,000)	$(278,000)
Accumulated unrealized loss on available-for-sale securities, net of income tax benefit of $500	(1,000)	—
Accumulated other comprehensive loss	$(273,000)	$(278,000)

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

Our short-term investments and financial instruments as of June 30, 2008 consist of marketable equity securities which are recorded at fair value in our consolidated financial statements based on quoted market prices (Level 1 inputs).  As of June 30, 2008, these investments had a cost basis and fair value of $128,000 and $127,000, respectively.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

The carrying value of our revolving line of credit at June 30, 2008 and December 31, 2007 approximates its fair value based on the interest rates available on similar borrowings.

NOTE 8 - Related Party Transactions

During the three and six-month periods ended June 30, 2008 and 2007, we allocated costs of $531,000 and $1,057,000, and $466,000 and $958,000, respectively, to DVD for certain administrative and operating services.  Additionally, DVD allocated costs of $36,000 and $72,000, and $54,000 and $102,000 to us for the three and six-month periods ended June 30, 2008 and 2007, respectively.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s June 2008 and 2007 NASCAR event weekends at Dover International Speedway, we provided certain services for which DVD was invoiced $634,000 and $600,000, respectively.  Additionally, DVD invoiced us $187,000 and $276,000, and $207,000 and $292,000 in the three and six-month periods ended June 30, 2008 and 2007, respectively, for our rental of a skybox suite, tickets and other services during DVD’s 2008 and 2007 NASCAR event weekends at Dover International Speedway.  As of June 30, 2008 and December 31, 2007, our consolidated balance sheets include a $1,000 receivable from and an $18,000 payable to DVD, respectively, for the aforementioned items.  We have collected the receivable in the third quarter of 2008 and settled the payable in the first quarter of 2008.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Henry B. Tippie, Chairman of our Board of Directors, controls in excess of fifty percent of our voting power.  Mr. Tippie’s voting control emanates from his direct and indirect holdings of common stock and Class A common stock, from his status as trustee of the RMT Trust, our largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with R. Randall Rollins, one of our directors.  This means that Mr. Tippie has the ability to determine the outcome of our election of directors and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power.

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

As of June 30, 2008, we have purchase obligations related to the expansion of the Dover Downs Hotel.  Construction began in the second quarter of 2006 and was completed in the fourth quarter of 2007.  The cost of the hotel expansion was approximately $47,560,000, of which approximately $47,440,000 was paid through June 30, 2008, and approximately $120,000 is included in accounts payable in the consolidated balance sheet.

As of June 30, 2008, we have purchase obligations related to the Phase VI expansion of our casino.  Construction began in the first quarter of 2007 and is expected to be completed during the summer of 2008.  On July 10, 2008, a portion of the Phase VI casino expansion opened for business.  The estimated cost of the casino expansion is $53,000,000, of which approximately $36,800,000 was paid through June 30, 2008, and approximately $7,037,000 is included in accounts payable in the consolidated balance sheet.

Effective May 10, 2007, the State enacted legislation that established a one-time minimum increase in the amount remitted to the State by its three video lottery agents.  This legislation required the three agents to fund a total increase of $5,000,000 in the State’s share of the industry’s slot win for the year ending June 2, 2008 (the “Review Period”) as compared to the year ended June 4, 2007.  The guarantee was not a joint one, but was several.  In the event that the industry as a whole met the required minimum increase, there was no additional liability to the State.  In the event the industry as a whole did not meet the minimum increase, but we met our portion of the minimum increase, which was approximately $1,692,000, we would have no additional liability. In the event the industry as a whole did not meet the minimum increase and we did not meet our portion of the minimum increase, we would be liable for our shortfall up to a maximum of $1,692,000.  In addition, in the event that the industry as a whole fell below the minimum increase by $10,000,000 and we did not meet our portion of the minimum increase, we would also have been liable for an additional amount, not to exceed $338,000.  Based on our operating results for the Review Period, we made a payment to the State of approximately $460,000 in June 2008 to fully discharge our one-time guarantee obligation under this legislation.

Effective July 1, 2008, the State enacted legislation that allows us to operate all day on Sundays and eliminates the prior legislatively imposed limit on our use of free promotional slot play.  That legislation also (1) increases the existing surcharge on the portion of slot win that we retain, (2) requires that we pay the costs of all franchise games which were previously shared with the State, and (3) requires that we pay an additional annual amount to a certain horse racing industry organization previously funded by the State.  We are unable to quantify the overall effect of this new legislation on our operations going forward.

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

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Casino – a 97,000 square-foot video lottery casino complex as of June 30, 2008 featuring the latest in slot machine offerings, including multi-player electronic table games with virtual dealers; the Dover Downs Hotel and Conference Center – a 500 room AAA Four Diamond hotel with conference, banquet, fine dining, ballroom, and concert hall and spa facilities; and Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races.

On July 10, 2008, our Phase VI casino expansion, The Colonnade, was partially opened to the public with more than 500 slot machines, Doc Magrogan’s Oyster House, Sweet Perks Too and the Dover Downs’ Fire & Ice Lounge debuting.  The expansion added approximately 68,000 square-feet of gaming space bringing our video lottery casino complex to 165,000 square-feet housing approximately 3,200 slot machines.  Two more restaurants and four retail outlets are scheduled to open in late summer.

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

•                  Marketing programs, and

•                  General economic conditions.

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

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Gaming revenues increased by $1,340,000, or 2.5%, to $54,643,000 in the second quarter of 2008 primarily as a result of increased play in our casino and to a lesser extent higher horse racing commissions.  We believe that the increase in casino play can be attributed to the opening of our hotel expansion during the latter part of 2007, targeted marketing efforts using our player database and our efforts to provide our customers with enhanced casino products and other amenities.  Our average number of machines decreased from 2,712 in the second quarter of 2007 to 2,629 in the second quarter of 2008 due to certain machines being removed temporarily in order to accommodate construction of our Phase VI casino expansion.

Other operating revenues were $5,328,000 in the second quarter of 2008 as compared to $4,565,000 in the second quarter of 2007.  Net food and beverage revenues increased $276,000 to $3,508,000 from $3,232,000 in the second quarter of 2007 as sales were up in the majority of our food and beverage outlets.  The largest increases were in our Festival Buffet and Michele’s fine dining restaurant and our banquet sales.  Additionally, cash rooms revenue increased $377,000 in the second quarter of 2008 mainly due to the hotel expansion.  All other operating revenues increased $110,000 in the second quarter of 2008 as compared to the second quarter of 2007.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,388,000 and $3,568,000 in the second quarter of 2008 and 2007, respectively.

Gaming expenses increased by $2,151,000, or 5.5%, primarily as a result of a $1,477,000 increase in the amounts retained by the State of Delaware due primarily to the increase in slot win and to legislation enacted by the State effective May 10, 2007 that established a one-time increase in the amount remitted to the State by its three video lottery agents and a tax on promotional slot play in excess of a legislative limit for the period.  These additional legislative fees amounted to approximately $550,000.  The amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $159,000 due to the increased slot win and increased franchise costs on certain machines.  Amounts allocated from the video lottery operation for harness horse racing purses increased slightly from $6,235,000 in the second quarter of 2007 to $6,350,000 in the second quarter of 2008.  Higher marketing costs and utility expenses were primarily responsible for the remainder of the increase.

Other operating expenses increased by $181,000, or 4.5%.  Expenses related to our food and beverage operations were $3,450,000 in the second quarter of 2008 and $3,277,000 in the second quarter of 2007.  Expenses related to our rooms operations increased $127,000 in the second quarter of 2008 primarily due to the hotel expansion.  These increases were partially offset by a decrease in all other operating expenses of $119,000 in the second quarter of 2008 as compared to the second quarter of 2007.

General and administrative expenses were consistent between the second quarter of 2008 and 2007 at $1,596,000 and $1,534,000, respectively.

Depreciation expense was $2,479,000 in the second quarter of 2008 as compared to $1,735,000 in the second quarter of 2007.  The increase resulted primarily from the opening of our hotel expansion during the second half of 2007.

Interest expense increased by $180,000 due to higher average outstanding borrowings on our credit facility used to fund our hotel expansion which was completed in October 2007, our casino expansion which was partially open on July 10, 2008 and repurchases of our outstanding common stock for $10,911,000, not including nominal brokerage commissions, in the fourth quarter of 2007 and the first six months of 2008.  Additionally, the amount of interest we capitalized decreased to $287,000 during the second quarter of 2008 from $554,000 during the second quarter of 2007.  The interest expense associated with the borrowings for our casino expansion is being capitalized as part of the project cost.  Partially offsetting these increases was a decrease in our average interest rate on our credit facility.

Our effective income tax rate was 40.9% and 41.0% for the three months ended June 30, 2008 and 2007, respectively.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Gaming revenues increased by $368,000, or 0.3%, to $110,643,000 in the first six months of 2008 primarily as a result of increased play in our casino and to a lesser extent higher horse racing commissions.  We believe that the increase in casino play can be attributed to the opening of our hotel expansion during the latter part of 2007, targeted marketing efforts using our player database and our efforts to provide our customers with enhanced casino products and other amenities.  Our average number of machines decreased from 2,722 in the first six months of 2007 to 2,659 in the first six months of 2008 due to certain machines being removed temporarily in order to accommodate construction of our Phase VI casino expansion.

Other operating revenues were $9,117,000 in the first six months of 2008 as compared to $8,224,000 in the first six months of 2007.  Net food and beverage revenues increased $426,000 to $6,174,000 from $5,748,000 in the first six months of 2007 as sales were up in almost all of our food and beverage outlets.  Additionally, cash rooms revenue increased $417,000 in the first six months of 2008 mainly due to the hotel expansion.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $8,822,000 and $7,235,000 in the first six months of 2008 and 2007, respectively.

Gaming expenses increased by $2,711,000, or 3.3%, primarily as a result of a $1,571,000 increase in the amounts retained by the State of Delaware due primarily to the increase in slot win and to legislation enacted by the State effective May 10, 2007 that established a one-time increase in the amount remitted to the State by its three video lottery agents and a tax on promotional slot play in excess of a legislative limit for the period.  These additional legislative fees amounted to approximately $630,000 for the six months ended June 30, 2008.  The amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems increased by $230,000 due to increased franchise costs on certain machines.  Amounts allocated from the video lottery operation for harness horse racing purses increased slightly from $12,590,000 in the first six months of 2007 to $12,693,000 in the first six months of 2008.  Higher marketing costs, insurance, real estate tax and utility expenses were primarily responsible for the remainder of the increase.

Other operating expenses increased by $200,000, or 2.7%.  Expenses related to our food and beverage operations were $6,243,000 in the first six months of 2008 and $6,048,000 in the first six months of 2007.  Expenses related to our rooms operations increased $149,000 in the first six months of 2008 primarily due to the hotel expansion.  These increases were partially offset by a decrease in all other operating expenses of $144,000 in the first six months of 2008 as compared to the first six months of 2007.

General and administrative expenses increased by $256,000 to $3,360,000 from $3,104,000 in the first six months of 2007, primarily the result of higher stock based compensation expenses, higher benefits costs and losses on the disposal of property and equipment of $142,000.

Depreciation expense was $4,860,000 in the first six months of 2008 as compared to $3,477,000 in the first six months of 2007.  The increase resulted primarily from the opening of our hotel expansion during the second half of 2007.

Interest expense increased by $591,000 due to higher average outstanding borrowings on our credit facility used to fund our hotel expansion which was completed in October 2007, our casino expansion which was partially open on July 10, 2008 and repurchases of our outstanding common stock for $10,911,000, not including nominal brokerage commissions, in the fourth quarter of 2007 and the first six months of 2008.  Additionally, the amount of interest we capitalized decreased to $532,000 during the first six months of 2008 from $901,000 during the first six months of 2007.  The interest expense associated with the borrowings for our hotel and casino expansions is being capitalized as part of the project cost.  Partially offsetting these increases was a decrease in our average interest rate on our credit facility.

Our effective income tax rate was 40.9% and 41.0% for the six months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Net cash provided by operating activities was $15,043,000 for the six months ended June 30, 2008 compared to $16,103,000 for the six months ended June 30, 2007.  The decrease was primarily due to the decrease in net earnings and to a lesser extent other working capital changes.

Net cash used in investing activities was $26,569,000 for the six months ended June 30, 2008 compared to $26,852,000 for the six months ended June 30, 2007 and was primarily related to capital improvements.  Capital expenditures for the first six months of 2008 related primarily to the Phase VI casino expansion.  Capital expenditures for the first six months of 2007 related primarily to the Dover Downs Hotel expansion and to a lesser extent, the Phase VI casino expansion.

Net cash provided by financing activities was $8,748,000 for the six months ended June 30, 2008 compared to $8,485,000 for the six months ended June 30, 2007.  During the first six months of 2008, we borrowed an additional $12,575,000 under our credit facility compared to $10,450,000 during the first six months of 2007.  We repurchased and retired $1,040,000 of our outstanding common stock during the first six months of 2008.  Additionally, we paid $3,178,000 and $2,939,000 in cash dividends during the first six months of 2008 and 2007, respectively.

On July 23, 2008, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.05 per share.  The dividend is payable on September 10, 2008 to shareholders of record at the close of business on August 10, 2008.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the six months ended June 30, 2008, we purchased and retired 98,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $9.09 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2007.  At June 30, 2008, we had remaining repurchase authority of 1,653,333 shares.

During 2007, we more than doubled the number of hotel rooms in the Dover Downs Hotel from 232 to 500, including eleven luxury spa suites, and added a luxurious 6,000 square-foot spa.  Construction began in the second quarter of 2006 and was completed in October 2007.  The cost of the hotel expansion was $47,560,000, of which approximately $47,440,000 was paid through June 30, 2008.  The remainder will be paid during the third quarter of 2008.  On March 30, 2007, we announced our Phase VI casino expansion plan that will add approximately 68,000 square-feet to the Dover Downs Casino and features a new main entrance for the casino, a new gaming floor with room for more than 500 additional slot machines and the new Dover Downs’ Fire & Ice Lounge – an upscale entertainment lounge that will seat approximately 200 guests. The expansion also includes retail space and three new restaurants.  Construction began in the first quarter of 2007.  On July 10, 2008, one of the new restaurants, the Dover Downs’ Fire & Ice Lounge and the new gaming floor were operational.  The remaining construction is expected to be completed by September 2008.  The estimated cost of the Phase VI casino expansion is approximately $53,000,000, of which approximately $36,800,000 was paid as of June 30, 2008. The remainder is expected to be paid during 2008.  Based on current business conditions, other than the hotel and casino expansions we expect to make capital expenditures of approximately $2,000,000 during the remainder of 2008, primarily for renovations to our existing casino facility, casino equipment and improvements in our food and beverage departments. Additionally, we expect to contribute approximately $1,000,000 to our pension plans in 2008, of which $800,000 was contributed during the first six months of 2008.

We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  At June 30, 2008, the maximum borrowing limit under the facility was $125,000,000 which reduces to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points (75 basis points at June 30, 2008, which increased to 95 basis points effective July 1, 2008) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points (100 basis points at June 30, 2008, which decreased to 75 basis points effective July 1, 2008) depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including our hotel and casino expansions) and other general corporate purposes.  At June 30, 2008, we were in compliance with all terms of the facility and there was $105,000,000 outstanding at a weighted average interest rate of 3.36%.  At June 30, 2008, $20,000,000 was available pursuant to the facility.

Effective July 1, 2008, the State enacted legislation that allows us to operate all day on Sundays and eliminates the prior legislatively imposed limit on our use of free promotional slot play.  That legislation also (1) increases the existing surcharge on the portion of slot win that we retain, (2) requires that we pay the costs of all franchise games which were previously shared with the State, and (3) requires that we pay an additional annual amount to a certain horse racing industry organization previously funded by the State.  We estimate that these increased costs would have amounted to an additional $4,000,000 had they been imposed on our activities for the year ended December 31, 2007, but we are unable to quantify the overall effect of this new legislation on our operations going forward.

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

Contractual Obligations

At June 30, 2008, we had the following contractual obligations:

		Payments Due by Period
	Total	2008	2009 – 2010	2011 – 2012	Thereafter
Revolving line of credit	$105,000,000	$—	$5,000,000	$100,000,000	$—
Estimated interest payments on revolving line of credit	12,243,000	1,764,000	6,888,000	3,591,000	—
Pension contributions	4,200,000	200,000	2,000,000	2,000,000	—
Purchase obligations	16,320,000	16,320,000	—	—	—
	$137,763,000	$18,284,000	$13,888,000	$105,591,000	$—

The future interest payments on our revolving credit agreement were estimated using the current outstanding principal or the maximum borrowing limit and interest rates as of June 30, 2008.

Although we currently have no required minimum contribution related to our pension plans, we expect to contribute approximately $1,000,000 per year to the plans.

At June 30, 2008, we have purchase obligations related to the expansion of the Dover Downs Hotel and our Phase VI casino expansion.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors.  The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  For example, after several failed attempts in prior years, the Maryland Legislature passed legislation in 2008 that will permit up to 15,000 slot machines in five different specific locations throughout Maryland. The legislation requires a Constitutional amendment and, therefore, will be put to a vote by the Maryland electorate in a special referendum to be held in November 2008.  Even if the referendum passes, the establishment of any gaming locations in the State remains subject to local zoning prohibitions and may face further opposition.  As the number of machines and the specific locations of the gaming establishments will be set by the State’s Constitution, any changes to the number of machines or the locations would require further amendment to the State Constitution.   It is difficult for us to predict whether the referendum will pass and if it passes what types of gaming establishments may ultimately be built in Maryland or when they are likely to become operational.  Management has estimated that approximately 43% of our total slot win comes from Maryland patrons.  Approximately 70% of our Capital Club® member slot win comes from out of state patrons.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will ultimately have on us, but several facilities in Pennsylvania began operations by the end of 2006.  Management has estimated that slot win from Pennsylvania patrons currently represents approximately 4% of our total slot win which is the same as the prior year.

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

Effective July 1, 2008, the State enacted legislation that allows us to operate all day on Sundays and eliminates the prior legislatively imposed limit on our use of free promotional slot play.  That legislation also (1) increases the existing surcharge on the portion of slot win that we retain, (2) requires that we pay the costs of all franchise games which were previously shared with the State, and (3) requires that we pay an additional annual amount to a certain horse racing industry organization previously funded by the State.  We estimate that these increased costs would have amounted to an additional $4,000,000 had they been imposed on our activities for the year ended December 31, 2007, but we are unable to quantify the overall effect of this new legislation on our operations going forward.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

We do not utilize financial instruments for trading purposes and hold no derivative financial instruments which could expose us to market risk.  Our exposure to market risks related to fluctuations in interest rates is limited to our variable rate borrowings of $105,000,000 at June 30, 2008 under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at June 30, 2008 would cause a change in total annual interest costs of $1,050,000.  The carrying values of these borrowings approximate their fair values at June 30, 2008.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the three months ended June 30, 2008, we purchased and retired 15,000 shares of our outstanding common stock pursuant to this plan at an average purchase price of $7.71 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the three months ended June 30, 2007.

During the three months ended June 30, 2008, we purchased and retired 2,921 shares of our outstanding common stock for $24,000.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

The following table details our purchases of equity securities for the three months ended June 30, 2008 (the average price paid per share does not include nominal brokerage commissions):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	2,921	$8.14	—	1,668,333
May 1, 2008 – May 31, 2008	100	$7.95	100	1,668,233
June 1, 2008 – June 30, 2008	14,900	$7.70	14,900	1,653,333
Total	17,921	$7.78	15,000	1,653,333

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

DATED:	August 1, 2008	Dover Downs Gaming & Entertainment, Inc.
Registrant

		/s/	Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

		/s/	Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and
Chief Financial Officer