Form 10-Q
period 2008-09-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2008-11-03
CIK 1162556

United States

Securities and Exchange Commission
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of October 31, 2008, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	15,209,544 shares
Class A Common Stock -	16,603,173 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Gaming	$58,576	$59,865	$169,219	$170,140
Other operating	5,353	4,701	14,470	12,925
	63,929	64,566	183,689	183,065
Expenses:
Gaming	45,733	43,636	129,587	124,779
Other operating	4,281	4,027	11,762	11,308
General and administrative	1,572	1,539	4,932	4,643
Depreciation	2,885	2,056	7,745	5,533
	54,471	51,258	154,026	146,263

Operating earnings	9,458	13,308	29,663	36,802

Interest expense	975	724	2,541	1,699

Earnings before income taxes	8,483	12,584	27,122	35,103

Income taxes	3,487	5,149	11,107	14,383

Net earnings	4,996	7,435	16,015	20,720

Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income taxes	2	—	8	—

Unrealized loss on available-for-sale securities, net of income taxes	(6)	—	(7)	—

Comprehensive earnings	$4,992	$7,435	$16,016	$20,720

Net earnings per common share:
Basic	$0.16	$0.23	$0.51	$0.64
Diluted	$0.16	$0.23	$0.51	$0.63

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$18,740	$22,456
Accounts receivable	3,167	4,560
Due from State of Delaware	12,556	10,530
Inventories	2,142	1,858
Prepaid expenses and other	2,854	2,251
Deferred income taxes	1,166	1,227
Total current assets	40,625	42,882

Property and equipment, net	206,145	182,298
Other assets	898	—
Total assets	$247,668	$225,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,060	$13,382
Purses due horsemen	11,426	9,689
Accrued liabilities	10,184	11,940
Payable to Dover Motorsports, Inc.	7	18
Income taxes payable	50	341
Deferred revenue	380	98
Total current liabilities	31,107	35,468

Revolving line of credit	108,075	92,425
Liability for pension benefits	2,567	2,510
Deferred income taxes	4,960	5,178
Total liabilities	146,709	135,581

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 14,809,544 and 14,737,821, respectively	1,481	1,474
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 17,003,173 and 17,003,173, respectively	1,700	1,700
Additional paid-in capital	697	63
Retained earnings	97,358	86,640
Accumulated other comprehensive loss	(277)	(278)
Total stockholders’ equity	100,959	89,599
Total liabilities and stockholders’ equity	$247,668	$225,180

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net earnings	$16,015	$20,720
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,745	5,533
Amortization of credit facility origination fees	30	26
Stock-based compensation	762	671
Deferred income taxes	(156)	(148)
Changes in assets and liabilities:
Accounts receivable	1,393	1,121
Due from State of Delaware	(2,026)	(1,856)
Inventories	(284)	5
Prepaid expenses and other	(1,446)	(1,037)
Accounts payable	464	(691)
Purses due horsemen	1,737	2,857
Accrued liabilities	(1,756)	(1,282)
Payable to/receivable from Dover Motorsports, Inc.	(11)	(26)
Income taxes payable/prepaid income taxes	(291)	197
Deferred revenue	282	154
Other liabilities	71	(73)
Net cash provided by operating activities	22,529	26,171

Investing activities:
Capital expenditures	(36,377)	(40,470)
Purchase of available-for-sale securities	(100)	—
Net cash used in investing activities	(36,477)	(40,470)

Financing activities:
Borrowings from revolving line of credit	145,900	130,180
Repayments of revolving line of credit	(130,250)	(113,780)
Dividends paid	(4,769)	(4,408)
Repurchase of common stock	(1,040)	(119)
Proceeds from stock options exercised	366	1,069
Excess tax benefit on stock awards	25	63
Net cash provided by financing activities	10,232	13,005

Net decrease in cash	(3,716)	(1,294)
Cash, beginning of period	22,456	20,020
Cash, end of period	$18,740	$18,726

Supplemental information:
Interest paid	$2,639	$1,588
Income taxes paid	$11,531	$14,270
Change in accounts payable for capital expenditures	$4,785	$(4,086)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 7, 2008.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 - Business Operations

We are a diversified gaming and entertainment company whose operations consist of Dover Downs Casino – a 165,000 square-foot video lottery casino complex featuring the latest in slot machine offerings, including multi-player electronic table games with virtual dealers; the Dover Downs Hotel and Conference Center – a 500 room AAA Four Diamond hotel with conference, banquet, fine dining, ballroom, concert hall and spa facilities; and Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races. Our entertainment complex is located in Dover, the capital of the State of Delaware.

On July 10, 2008, our Phase VI casino expansion, The Colonnade, was partially opened to the public with more than 500 slot machines, Doc Magrogan’s Oyster House, Sweet Perks Too and the Dover Downs’ Fire & Ice Lounge debuting.  Two more restaurants, Public House and Marabella’s, and four retail outlets opened in late September 2008.  The expansion, which is now complete, added approximately 68,000 square-feet of space bringing our video lottery casino complex to 165,000 square-feet housing approximately 3,120 slot machines.

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

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheets.  Changes in fair value are reported in other comprehensive income (loss).  See NOTE 6 – Stockholders’ Equity and NOTE 7 – Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $61,650,000 and $54,191,000 as of September 30, 2008 and December 31, 2007, respectively.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities.  The capitalized interest is amortized over the estimated useful life of the asset to which it relates.  During the three and nine-month periods ended September 30, 2008, we incurred $1,010,000 and $3,108,000 of interest cost, of which $35,000 and $567,000 was capitalized, respectively.  During the three and nine-month periods ended September 30, 2007, we incurred $1,149,000 and $3,025,000 of interest cost, of which $425,000 and $1,326,000 was capitalized, respectively.

Income taxes—Deferred income taxes are provided on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  As of September 30, 2008, tax years after 2004 remain open to examination by the major taxing jurisdictions to which we are subject.

Point loyalty program—We currently have a point loyalty program for our video lottery customers which allows them to earn points based on the volume of their video lottery activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $1,866,000 and $1,932,000, respectively, at September 30, 2008 and December 31, 2007, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,965,000 and $13,787,000, and $4,225,000 and $11,460,000 for the three and nine-month periods ended September 30, 2008 and 2007, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Net earnings per common share—Weighted average shares used in computing basic and diluted net earnings per common share (“EPS”) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic EPS	31,443,000	32,351,000	31,434,000	32,331,000
Effect of dilutive securities	119,000	370,000	171,000	387,000
Diluted EPS	31,562,000	32,721,000	31,605,000	32,718,000

Dilutive securities include stock options and nonvested stock awards.

For the three and nine-month periods ended September 30, 2008, options to purchase 259,000 and 86,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.  There were no anti-dilutive securities excluded from the calculation of diluted EPS for the three or nine-month periods ended September 30, 2007.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our nonvested restricted stock awards and stock options of $235,000 and $762,000, and $217,000 and $671,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2008 and 2007, respectively.  We recorded income tax benefits of $80,000 and $240,000, and $58,000 and $175,000 for the three and nine-month periods ended September 30, 2008 and 2007, respectively, related to our nonvested restricted stock awards.

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

Recent accounting pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities that are measured at fair value on a recurring basis.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008.  Non-recurring non-financial assets and liabilities for which we have not applied the provisions of Statement No. 157 include our long-lived assets measured at fair value under the provisions of FASB Statement No. 144, Accounting for the

Impairment or Disposal of Long-Lived Assets.  The impact of adoption of Statement No. 157 for financial assets and liabilities is discussed in NOTE 7 – Financial Instruments.  We do not expect the adoption of Statement No. 157 for non-recurring non-financial assets and liabilities to have a significant impact on our consolidated financial statements.

NOTE 4 – Credit Facility

We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  At September 30, 2008, the maximum borrowing limit under the facility was $125,000,000 which reduces to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points (95 basis points at September 30, 2008) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points (75 basis points at September 30, 2008) depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including our hotel and casino expansions) and other general corporate purposes.  At September 30, 2008, we were in compliance with all terms of the facility and there was $108,075,000 outstanding at a weighted average interest rate of 3.95%.  At September 30, 2008, $16,925,000 was available pursuant to the facility.

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

The components of net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$317,000	$299,000	$960,000	$914,000
Interest cost	143,000	122,000	441,000	372,000
Expected return on plan assets	(149,000)	(126,000)	(452,000)	(376,000)
Recognized net actuarial loss	1,000	2,000	6,000	7,000
Amortization of prior service cost	2,000	2,000	7,000	7,000
	$314,000	$299,000	$962,000	$924,000

We contributed $200,000 and $1,000,000 to our pension plans during the three and nine-month periods ended September 30, 2008, respectively.  We contributed $300,000 and $1,000,000 to our pension plans during the three and nine-month periods ended September 30, 2007, respectively.  We expect to contribute between $1,000,000 and $1,250,000 to our plans for the year ended December 31, 2008.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2007	$1,474,000	$1,700,000	$63,000	$86,640,000	$(278,000)
Net earnings	—	—	—	16,015,000	—
Dividends paid, $0.15 per share	—	—	—	(4,769,000)	—
Proceeds from stock options exercised	6,000	—	360,000	—	—
Issuance of nonvested stock awards, net of forfeitures	12,000	—	(12,000)	—	—
Stock-based compensation	—	—	762,000	—	—
Excess tax benefit on stock awards	—	—	25,000	—	—
Amortization of prior service costs and unrealized losses on pension plans, net of income tax expense of $6,000	—	—	—	—	8,000
Unrealized loss on available-for-sale securities, net of income tax benefit of $5,000	—	—	—	—	(7,000)
Repurchase and retirement of common stock	(11,000)	—	(501,000)	(528,000)	—
Balance at September 30, 2008	$1,481,000	$1,700,000	$697,000	$97,358,000	$(277,000)

On October 29, 2008, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.05 per share.  The dividend is payable on December 10, 2008 to stockholders of record at the close of business on November 10, 2008.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended September 30, 2008.  During the nine months ended September 30, 2008, we purchased and retired 98,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $9.09 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2007.  At September 30, 2008, we had remaining repurchase authority of 1,653,333 shares.

During the nine-month periods ended September 30, 2008 and 2007, we purchased and retired 13,881 and 8,288 shares of our outstanding common stock for $139,000 and $112,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares. No purchases were made during the three-month periods ended September 30, 2008 or 2007.

As of September 30, 2008 and December 31, 2007, accumulated other comprehensive loss consists of the following:

	September 30, 2008	December 31, 2007
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income taxes of $184,000 and $190,000, respectively	$(270,000)	$(278,000)
Accumulated unrealized loss on available-for-sale securities, net of income tax benefit of $5,000	(7,000)	—
Accumulated other comprehensive loss	$(277,000)	$(278,000)

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

Our short-term investments and financial instruments as of September 30, 2008 consist of marketable equity securities which are recorded at fair value in our consolidated financial statements based on quoted market prices (Level 1 inputs).  As of September 30, 2008, these investments had a cost basis and fair value of $130,000 and $118,000, respectively.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

The carrying value of our revolving line of credit at September 30, 2008 and December 31, 2007 approximates its fair value based on the interest rates available on similar borrowings.

NOTE 8 - Related Party Transactions

          During the three and nine-month periods ended September 30, 2008 and 2007, we allocated costs of $541,000 and $1,598,000, and $471,000 and $1,429,000, respectively, to DVD, a company related through common ownership, for certain administrative and operating services.  Additionally, DVD allocated costs of $109,000 and $181,000, and $51,000 and $153,000 to us for the three and nine-month periods ended September 30, 2008 and 2007, respectively.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2008 and 2007 NASCAR event weekends at Dover International Speedway, we provided certain services for which DVD was invoiced $603,000 and $1,237,000, and $598,000 and $1,198,000, during the three and nine-month periods ended September 30, 2008 and 2007, respectively.  Additionally, DVD invoiced us $157,000 and $433,000, and $192,000 and $484,000 in the three and nine-month periods ended September 30, 2008 and 2007, respectively, for our rental of a skybox suite, tickets and other services during DVD’s 2008 and 2007 NASCAR event weekends at Dover International Speedway.  As of September 30, 2008 and December 31, 2007, our consolidated balance sheets include a $7,000 and $18,000 payable to DVD, respectively, for the aforementioned items.  We settled the September payable in the fourth quarter of 2008 and the December payable in the first quarter of 2008.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

As of September 30, 2008, we have purchase obligations related to the Phase VI expansion of our casino.  Construction began in the first quarter of 2007 and was completed in October 2008.  The estimated cost of the casino expansion is $51,500,000, of which approximately $46,000,000 was paid through September 30, 2008, and approximately $4,700,000 is included in accounts payable in the consolidated balance sheet.

Effective July 1, 2008, the State enacted legislation that (1) increases the existing surcharge on the portion of slot win that we retain, (2) requires that we pay the costs of all franchise games which were previously shared with the State, and (3) requires that we pay an additional annual amount to a certain horse racing industry organization previously funded by the State.  That legislation also allows us to operate all day on Sundays and eliminates the prior legislatively imposed limit on our use of free promotional slot play.  We are unable to quantify the overall effect of this new legislation on our operations going forward.

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

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Casino – a 165,000 square-foot video lottery casino complex featuring the latest in slot machine offerings, including multi-player electronic table games with virtual dealers; the Dover Downs Hotel and Conference Center – a 500 room AAA Four Diamond hotel with conference, banquet, fine dining, ballroom, concert hall and spa facilities; and Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races.

On July 10, 2008, our Phase VI casino expansion, The Colonnade, was partially opened to the public with more than 500 slot machines, Doc Magrogan’s Oyster House, Sweet Perks Too and the Dover Downs’ Fire & Ice Lounge debuting.  Two more restaurants, Public House and Marabella’s, and four retail outlets opened in late September 2008.  The expansion, which is now complete, added approximately 68,000 square-feet of space bringing our video lottery casino complex to 165,000 square-feet housing approximately 3,120 slot machines.

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

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Gaming revenues decreased by $1,289,000, or 2.2%, to $58,576,000 in the third quarter of 2008 primarily as a result of decreased play in our casino.  We believe that the decrease in casino play can be attributed to a general downturn in economic conditions.  We believe that the decrease would have been more significant but for the opening of our Phase VI casino expansion in the third quarter of 2008, the opening of our hotel expansion during the latter part of 2007, targeted marketing efforts using our player database and our efforts to provide our customers with enhanced casino products and other amenities.  Our average number of machines increased from 2,716 in the third quarter of 2007 to 3,115 in the third quarter of 2008 due to our Phase VI casino expansion.

Other operating revenues were $5,353,000 in the third quarter of 2008 as compared to $4,701,000 in the third quarter of 2007.  Net food and beverage revenues increased $56,000 to $3,203,000 from $3,147,000 in the third quarter of 2007 primarily due to the opening of the Dover Downs’ Fire & Ice Lounge in July 2008 and an increase in sales at our fine dining restaurant Michele’s, partially offset by a decrease in sales at our Festival Buffet restaurant and banquet sales.  Additionally, cash rooms revenue increased $357,000 in the third quarter of 2008 mainly due to the hotel expansion.  All other operating revenues increased $239,000 in the third quarter of 2008 as compared to the third quarter of 2007 primarily due to an increase in concert revenues.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,965,000 and $4,225,000 in the third quarter of 2008 and 2007, respectively.

Gaming expenses increased by $2,097,000, or 4.8%, primarily as a result of a $439,000 increase in the amounts retained by the State of Delaware and a $233,000 increase in the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems.  Those expenses increased primarily due to legislation enacted by the State effective July 1, 2008 that (1) increases the existing surcharge on the portion of slot win that we retain, (2) requires that we pay the costs of all franchise games which were previously shared with the State, and (3) requires that we pay an additional annual amount to a certain horse racing industry organization previously funded by the State.  That legislation also allows us to operate all day on Sundays and eliminates the prior legislatively imposed limit on our use of free promotional slot play.  Also, an increase in the number of slot machines in operation as a result of our Phase VI expansion contributed to the increased expenses.  Amounts allocated from the video lottery operation for harness horse racing purses decreased from $6,995,000 in the third quarter of 2007 to $6,888,000 in the third quarter of 2008.  Higher marketing costs and utility expenses were primarily responsible for the remainder of the increase.

Other operating expenses increased by $254,000, or 6.3%.  Expenses related to our food and beverage operations were $3,378,000 in the third quarter of 2008 and $3,223,000 in the third quarter of 2007.  These increased expenses included initial costs of operations related to our new Sweet Perks Too and Dover Downs’ Fire & Ice Lounge which opened in the third quarter of 2008.  Expenses related to our rooms operations increased $109,000 in the third quarter of 2008 primarily due to the hotel expansion.

General and administrative expenses remained consistent between the third quarter of 2008 and 2007 at $1,572,000 and $1,539,000, respectively.

Depreciation expense was $2,885,000 in the third quarter of 2008 as compared to $2,056,000 in the third quarter of 2007.  The increase resulted primarily from the opening of our Phase VI casino expansion in the third quarter of 2008 and our hotel expansion during the second half of 2007.

Interest expense increased by $251,000 due to higher average outstanding borrowings on our credit facility used to fund our hotel expansion which was completed in October 2007, our casino expansion and repurchases of our outstanding common stock for $10,911,000, not including nominal brokerage commissions, in the fourth quarter of 2007 and the first nine months of 2008.  Additionally, the amount of interest we capitalized decreased to $35,000 during the third quarter of 2008 from $425,000 during the third quarter of 2007.  The interest expense associated with the borrowings for our hotel and casino expansions was being capitalized as part of the project cost.  Partially offsetting these increases was a decrease in our average interest rate on our credit facility.

Our effective income tax rate was 41.1% and 41.0% for the three months ended September 30, 2008 and 2007, respectively.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Gaming revenues decreased by $921,000, or 0.5%, to $169,219,000 in the first nine months of 2008 primarily as a result of decreased play in our casino.  We believe that the decrease in casino play can be attributed to a general downturn in economic conditions.  We believe that the decrease would have been more significant but for the opening of our Phase VI casino expansion in the third quarter of 2008, the opening of our hotel expansion during the latter part of 2007, targeted marketing efforts using our player database and our efforts to provide our customers with enhanced casino products and other amenities.  Our average number of machines increased from 2,723 in the first nine months of 2007 to 2,813 in the first nine months of 2008 due to our Phase VI casino expansion.

Other operating revenues were $14,470,000 in the first nine months of 2008 as compared to $12,925,000 in the first nine months of 2007.  Net food and beverage revenues increased $482,000 to $9,377,000 from $8,895,000 in the first nine months of 2007 primarily due to the opening of the Dover Downs’ Fire & Ice Lounge in July 2008 and increased sales at our Michele’s fine dining restaurant.  Additionally, cash rooms revenue increased $774,000 in the first nine months of 2008 mainly due to the hotel expansion.  All other operating revenues increased $289,000 primarily due to an increase in concert revenues.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $13,787,000 and $11,460,000 in the first nine months of 2008 and 2007, respectively.

Gaming expenses increased by $4,808,000, or 3.9%, primarily as a result of a $2,010,000 increase in the amounts retained by the State of Delaware and a $463,000 increase in the amount collected by the State for payment to the vendors under contract with the State who provide the video lottery (slot) machines and associated computer systems.  Those expenses increased primarily due to legislation enacted by the State effective May 10, 2007 that established a one-time increase in the amount remitted to the State by its three video lottery agents and a tax on promotional slot play in excess of a legislative limit for the period and from the aforementioned legislation enacted by the State effective July 1, 2008.  Also, increased franchise costs on certain machines and an increase in the number of slot machines in operation as a result of our Phase VI expansion contributed to the increased expenses.  Amounts allocated from the video lottery operation for harness horse racing purses remained consistent between the first nine months of 2008 and 2007 at $19,581,000 and $19,585,000, respectively.  Higher marketing costs, real estate taxes and utility expenses were primarily responsible for the remainder of the increase.

Other operating expenses increased by $454,000, or 4.0%.  Expenses related to our food and beverage operations were $9,621,000 in the first nine months of 2008 and $9,271,000 in the first nine months of 2007.  These increased expenses included initial costs of operations related to our new Sweet Perks Too and Dover Downs’ Fire & Ice Lounge which opened in the third quarter of 2008.  Expenses related to our rooms operations increased $258,000 in the first nine months of 2008 primarily due to the hotel expansion.  These increases were partially offset by a decrease in all other operating expenses of $154,000 in the first nine months of 2008 as compared to the first nine months of 2007.

General and administrative expenses increased by $289,000 to $4,932,000 from $4,643,000 in the first nine months of 2007, primarily the result of higher stock based compensation expenses, higher wages and benefits costs and losses on the disposal of property and equipment of $187,000.

Depreciation expense was $7,745,000 in the first nine months of 2008 as compared to $5,533,000 in the first nine months of 2007.  The increase resulted primarily from the opening of our hotel expansion during the second half of 2007 and our Phase VI casino expansion during the third quarter of 2008.

Interest expense increased by $842,000 due to higher average outstanding borrowings on our credit facility used to fund our hotel expansion which was completed in October 2007, our casino expansion and repurchases of our outstanding common stock for $10,911,000, not including nominal brokerage commissions, in the fourth quarter of 2007 and the first nine months of 2008.  Additionally, the amount of interest we capitalized decreased to $567,000 during the first nine months of 2008 from $1,326,000 during the first nine months of 2007.  The interest expense associated with the borrowings for our hotel and casino expansions was being capitalized as part of the project cost.  Partially offsetting these increases was a decrease in our average interest rate on our credit facility.

Our effective income tax rate was 41.0% for the nine months ended September 30, 2008 and 2007.

Liquidity and Capital Resources

Net cash provided by operating activities was $22,529,000 for the nine months ended September 30, 2008 compared to $26,171,000 for the nine months ended September 30, 2007.  The decrease was primarily due to the decrease in net earnings and to a lesser extent other working capital changes.

Net cash used in investing activities was $36,477,000 for the nine months ended September 30, 2008 compared to $40,470,000 for the nine months ended September 30, 2007 and was primarily related to capital improvements.  Capital expenditures for the first nine months of 2008 related primarily to the Phase VI casino expansion.  Capital expenditures for the first nine months of 2007 related primarily to the Dover Downs Hotel expansion and to a lesser extent, the Phase VI casino expansion.

Net cash provided by financing activities was $10,232,000 for the nine months ended September 30, 2008 compared to $13,005,000 for the nine months ended September 30, 2007.  During the first nine months of 2008, we borrowed an additional $15,650,000 under our credit facility compared to $16,400,000 during the first nine months of 2007.  We repurchased and retired $1,040,000 of our outstanding common stock during the first nine months of 2008.  Additionally, we paid $4,769,000 and $4,408,000 in cash dividends during the first nine months of 2008 and 2007, respectively.

On October 29, 2008, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.05 per share.  The dividend is payable on December 10, 2008 to shareholders of record at the close of business on November 10, 2008.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the nine months ended September 30, 2008, we purchased and retired 98,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $9.09 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2007.  At September 30, 2008, we had remaining repurchase authority of 1,653,333 shares.

During 2007, we more than doubled the number of hotel rooms in the Dover Downs Hotel from 232 to 500, including eleven luxury spa suites, and added a luxurious 6,000 square-foot spa.  Construction began in the second quarter of 2006 and was completed in October 2007.  The cost of the hotel expansion was approximately

$47,500,000.  On March 30, 2007, we announced our Phase VI casino expansion plan that added approximately 68,000 square-feet to the Dover Downs Casino and features a new main entrance for the casino, a new gaming floor with room for more than 500 additional slot machines and the new Dover Downs’ Fire & Ice Lounge – an upscale entertainment lounge that will seat approximately 200 guests. The expansion also includes retail space and three new restaurants.  Construction began in the first quarter of 2007.  On July 10, 2008, one of the new restaurants, the Dover Downs’ Fire & Ice Lounge and the new gaming floor were operational.  The remaining construction was completed in late September 2008.  The estimated cost of the Phase VI casino expansion is approximately $51,500,000, of which approximately $46,000,000 was paid as of September 30, 2008. The remainder is expected to be paid during the fourth quarter of 2008.  Based on current business conditions, other than the casino expansion we expect to make capital expenditures of approximately $1,000,000 during the remainder of 2008, primarily for renovations to our existing casino facility, casino equipment and improvements in our food and beverage departments. Additionally, we expect to contribute between $1,000,000 and $1,250,000 to our pension plans in 2008, of which $1,000,000 was contributed during the first nine months of 2008.

We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  At September 30, 2008, the maximum borrowing limit under the facility was $125,000,000 which reduces to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points (95 basis points at September 30, 2008, which increased to 125 basis points effective October 1, 2008) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points (75 basis points at September 30, 2008, which decreased to 50 basis points effective October 1, 2008) depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  The facility is for seasonal funding needs, capital improvements (including our hotel and casino expansions) and other general corporate purposes.  At September 30, 2008, we were in compliance with all terms of the facility and there was $108,075,000 outstanding at a weighted average interest rate of 3.95%.  At September 30, 2008, $16,925,000 was available pursuant to the facility.

Effective July 1, 2008, the State enacted legislation that (1) increases the existing surcharge on the portion of slot win that we retain, (2) requires that we pay the costs of all franchise games which were previously shared with the State, and (3) requires that we pay an additional annual amount to a certain horse racing industry organization previously funded by the State.  That legislation also allows us to operate all day on Sundays and eliminates the prior legislatively imposed limit on our use of free promotional slot play.  We estimate that these increased costs would have amounted to an additional $4,000,000 had they been imposed on our activities for the year ended December 31, 2007, but we are unable to quantify the overall effect of this new legislation on our operations going forward.

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

Contractual Obligations

At September 30, 2008, we had the following contractual obligations:

		Payments Due by Period
	Total	2008	2009 – 2010	2011 – 2012	Thereafter
Revolving line of credit	$108,075,000	$—	$8,075,000	$100,000,000	$—
Estimated interest payments on revolving line of credit	13,508,000	1,067,000	8,219,000	4,222,000	—
Pension contributions	4,000,000	—	2,000,000	2,000,000	—
Purchase obligations	5,500,000	5,500,000	—	—	—
	$131,083,000	$6,567,000	$18,294,000	$106,222,000	$—

The future interest payments on our revolving credit agreement were estimated using the current outstanding principal or the maximum borrowing limit and interest rates as of September 30, 2008.

Although we currently have no required minimum contribution related to our pension plans, we expect to contribute approximately $1,000,000 per year to the plans.

The purchase obligations in the above table relate to payments to be made on our Phase VI casino expansion.

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

•                  trends and uncertainties in the gaming industry;

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors.  The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  For example, after several failed attempts in prior years, the Maryland Legislature passed legislation in 2008 that will permit up to 15,000 slot machines in five different specific locations throughout Maryland. The legislation requires a Constitutional amendment and, therefore, will be put to a vote by the Maryland electorate in a special referendum to be held in November 2008.  Even if the referendum passes, the establishment of any gaming locations in the State remains subject to local zoning prohibitions and may face further opposition.  As the number of machines and the specific locations of the gaming establishments will be set by the State’s Constitution, any changes to the number of machines or the locations would require further amendment to the State Constitution.   It is difficult for us to predict whether the referendum will pass and if it passes what types of gaming establishments may ultimately be built in Maryland or when they are likely to become operational.  Management has estimated that approximately 42% of our total slot win comes from Maryland patrons.  Approximately 71% of our Capital Club® member slot win comes from out of state patrons.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will ultimately have on us, but several facilities in Pennsylvania began operations by the end of 2006.  Management has estimated that slot win from Pennsylvania patrons currently represents approximately 5% of our total slot win which is the same as the prior year.

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

Effective July 1, 2008, the State enacted legislation that (1) increases the existing surcharge on the portion of slot win that we retain, (2) requires that we pay the costs of all franchise games which were previously shared with the State, and (3) requires that we pay an additional annual amount to a certain horse racing industry organization previously funded by the State.  That legislation also allows us to operate all day on Sundays and eliminates the prior legislatively imposed limit on our use of free promotional slot play.  We estimate that these increased costs would have amounted to an additional $4,000,000 had they been imposed on our activities for the year ended December 31, 2007, but we are unable to quantify the overall effect of this new legislation on our operations going forward.

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

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk resulting from changes in interest rates.  We do not engage in speculative or leveraged transactions, hold no derivative financial instruments, nor hold or issue financial instruments for trading purposes.

At September 30, 2008, we have marketable securities of $118,000.  These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet.  Fair-value is determined based on the current market values.

At September 30, 2008, there was $108,075,000 outstanding under our revolving credit facility.  A change in interest rates of one percent on the balance outstanding at September 30, 2008 would cause a change in total annual interest costs of $1,081,000.  The carrying values of these borrowings approximate their fair values at September 30, 2008.

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

Based on their evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended September 30, 2008.  At September 30, 2008, we had remaining repurchase authority of 1,653,333 shares.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

10.1	Amendment to certain agreements between Dover Downs Gaming & Entertainment, Inc. and selected executives and directors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	November 3, 2008	Dover Downs Gaming & Entertainment, Inc.
Registrant

		/s/	Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

		/s/	Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and
Chief Financial Officer