Form 10-K
period 2008-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2009-03-06
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of common stock held by non-affiliates of the registrant was $84,869,017 as of June 30, 2008 (the last day of our most recently completed second quarter).

As of February 27, 2009, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	15,464,610 shares
Class A Common Stock -	16,603,173 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 29, 2009 are incorporated by reference into Part III, Items 10 through 14 of this report.

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

On July 10, 2008, our Phase VI casino expansion, The Colonnade, was partially opened to the public with approximately 500 additional slot machines, Doc Magrogan’s Oyster House, Sweet Perks Too and the Dover Downs’ Fire & Ice Lounge debuting.  Four retail outlets opened and space for two additional outlets was completed in late September 2008.  The expansion, which is now complete, added approximately 68,000 square-feet of space bringing our video lottery casino complex to 165,000 square-feet housing approximately 3,110 slot machines.

We entered into a letter of intent on October 14, 2008 with UG Entertainment LLC (“UGE “) to provide management services for the operation of a video lottery facility at Underground Atlanta.  UGE has made presentations to the Georgia Lottery relative to the possibility of commencing video lottery operations at Underground Atlanta.  Such video lottery operations are not presently authorized and would require regulatory action by the Georgia Lottery and possibly legislative approval by the State of Georgia.  The letter of intent between us and UGE provides for a five year management agreement and affords us two renewal options for two years each subject to the attainment of certain financial criteria by the new facility. The letter of intent contemplates that the parties will negotiate and enter into an acceptable management agreement with terms and conditions comparable to management agreements of a similar nature.  Our compensation would consist of a management fee based on gross revenues and an incentive fee based on net earnings before taxes.  We have agreed to make a $500,000 non-interest bearing loan to UGE subject to certain conditions set forth in the letter of intent.  The letter of intent also contemplates that we will have the right to purchase up to 10% of the equity of UGE.

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

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain our license to conduct video lottery operations, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 40 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.

Dover Downs Casino

Our video lottery (slot) machine casino opened in December 1995 with approximately 500 video lottery (slot) machines.  Due to its popularity, the video lottery (slot) machine casino has expanded six times since its opening and the number of machines has increased steadily to approximately 3,110 at December 31, 2008.  The most recent expansion, which was completed in September of 2008, added approximately 68,000 square-feet of space bringing our video lottery casino complex to 165,000 square-feet.  We are now open for business 24 hours per day, seven days per week.

Our video lottery (slot) machines range from our popular penny machines to $100 machines in the Premium Slots area and include most popular games found in the country’s major gaming jurisdictions.  We have added multi-player electronic table games, such as Blackjack, Roulette and Poker, which accommodate up to five players in an interactive setting that features a virtual dealer.  Our facilities are open every day of the year, except Christmas and Easter, and we estimated that the facility was visited by 3.2 million patrons in 2008.

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

Legislation has been introduced in Delaware to consider the resumption of sports betting.  Three Delaware state agencies (the Office of Management and Budget, the Department of Finance, and the Controller General’s office) participated in a report issued January 10, 2008 which concludes as follows: “[W]hile all the options for the implementation of sports betting in the State of Delaware are feasible, the most reasonable option for phased-in legalization is a racino based operation.”  By Federal law, Delaware is the only state east of Montana, and one of only four states in the United States, where sports betting is legally permitted.  We continue to pursue this with the legislature.

Dover Downs Hotel

Our luxury hotel facility, the Dover Downs Hotel, connects to our casino.  The facility includes 500 rooms, including eleven luxury spa suites, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and a luxurious 6,000 square-foot full-service spa.  When we built the original hotel we also built a 425-seat buffet restaurant and renovated our enclosed harness racing grandstand with state-of-the-art simulcasting facilities.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, spa facilities, trade shows and conferences, we believe we are able to attract new patrons and lengthen the stay of current patrons.  Since opening the Dover Downs Hotel in 2002, we have managed its operations ourselves.  In 2008, hotel occupancy averaged 82% and the hotel was awarded the AAA Four Diamond Award for the sixth consecutive year.

Dover Downs Raceway

Dover Downs Raceway has presented pari-mutuel harness racing events for 40 consecutive years. Live harness races are conducted at Dover Downs Raceway from late October until April and are simulcast to more than 400 tracks and other off-track betting locations across North America on each of our more than 130 live race dates.  The harness horse racing track is a 5/8-mile track and is lighted for nighttime operations.  The track is adjacent to our casino and hotel on land owned by DVD on the inside of DVD’s auto racing superspeedway.  Use of the track is pursuant to an easement granted by DVD which does not require the payment of any rent.

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

In harness racing, competing horses are harnessed to a two-wheeled sulky, which carries the driver.  Pari-mutuel wagering is pooled betting by which the wagering public, not the track, determines the odds and the payoff. The track retains a commission, which is a percentage of the total amount wagered, or the “handle.”  Simulcasting is the transmission of live horse racing by television, cable or satellite signal from one race track to another with pari-mutuel wagering being conducted at the sending and receiving track and a portion of the handle being shared by the sending and receiving tracks.

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

Harness Racing and Pari-Mutuel Wagering

Licensing Requirements.  Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission.  We hold a license from the Commission by which we are authorized to hold harness race meetings on our premises and to make, conduct and sell pools by the use of pari-mutuel machines or totalizators.  The license must be renewed on an annual basis.  The Commission may reject an application for a license for any cause which it deems sufficient and the action of the Commission is final.  The Commission may also suspend or revoke a license which it has issued and its action in that respect is final, subject to review, upon questions of law only, by the Superior Court of the County within which the license was granted.  The action of the Commission stands unless and until reversed by the Court.  We have received an annual license from the Commission for the past 40 consecutive years and management believes that our relationship with the Commission remains good.  However, there can be no assurances that we will continue to be licensed by the Commission in the future.

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

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors.  The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  The Maryland Legislature passed legislation in 2008 that will permit up to 15,000 slot machines in five different specific locations throughout Maryland. The legislation required a Constitutional amendment which passed on a referendum vote in November 2008.  The establishment of any gaming locations in the State remains subject to local zoning prohibitions and may face further opposition.  As the number of machines and the specific locations of the gaming establishments are set by the State’s Constitution, any changes to the number of machines or the locations would require further amendment to the State Constitution.   It is difficult for us to predict what types of gaming establishments may ultimately be built in Maryland or when they are likely to become operational.  Management has estimated that approximately 43% of our total slot win comes from Maryland patrons.  Approximately 69% of our Capital Club® member slot win comes from out of state patrons.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will ultimately have on us, but several facilities in Pennsylvania began operations by the end of 2006.  Management has estimated that slot win from Pennsylvania patrons currently represents approximately 3% of our total slot win which is the same as the prior year.

All states in our geographic region have state-run lotteries. Atlantic City, New Jersey is located approximately 100 miles from our entertainment facility and offers a full range of gaming products.  Virginia and Washington, D.C. do not currently permit video lottery (slot) machine operations.

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

Competition for our hotel varies and consists of local and regional competition. With respect to hotel accommodations only, we compete with a variety of nearby hotels in the Dover area; however, none of these offer the luxury accommodations and amenities that we offer.  Our hotel is the only hotel in the Dover area, and one of only three hotels in the State, to receive the AAA Four Diamond Award.  With respect to trade shows, conferences, concerts and hotel room packages tied to these events or tied to our casino and other gaming offerings, we compete at a regional level with the other gaming operations referred to above and with convention centers and larger hotels in major cities such as Philadelphia, Washington, D.C., Baltimore and Wilmington.

In addition, our activities compete with other leisure, entertainment and recreational activities.

Growth Strategies

We offer a unique gaming and entertainment experience and make available to our patrons a number of different options: slot machine gaming, live harness horse racing, fine dining, national recording and entertainment acts, night club, retail shopping, live boxing and simulcasting of thoroughbred and harness horse races from across North America. Our mission is simple: to provide all of our customers a premier gaming and entertainment experience with a focus on unparalleled customer service.  Our growth strategy is to foster customer loyalty by following this mission, focus on our most valuable customers, expand and improve the quality of our slot gaming positions, enhance our gaming products with additional entertainment offerings and create an exciting gaming environment while focusing on areas that we believe will increase our revenue and profitability. Our efforts in this regard include the following:

Increase The Utilization Of Our Casino

We use a sophisticated database marketing program to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs. Membership in this club currently stands at approximately 150,000 active patrons.  We attempt to increase attendance at both our casino and hotel through effective promotional use of our database and by making improvements to our facilities and gaming offerings based on what we learn from our Capital Club members. For example, we continue to add the most popular machines with differing denominations. Additionally, we have added multi-player electronic table games, such as Blackjack, Roulette and Poker, which seat up to five players in an interactive setting that features a virtual dealer.

         On July 10, 2008, our Phase VI casino expansion, The Colonnade, was partially opened to the public with approximately 500 additional slot machines, Doc Magrogan’s Oyster House, Sweet Perks Too and the Dover Downs’ Fire & Ice Lounge debuting.  Four retail outlets opened and space for two additional outlets was completed in late September 2008.  The expansion, which is now complete, added approximately 68,000 square-feet of space bringing our video lottery casino complex to 165,000 square-feet housing approximately 3,110 slot machines.

Legislation was introduced in 2008 in Delaware to consider the resumption of sports betting.  Recently, three Delaware state agencies (the Office of Management and Budget, the Department of Finance, and the Controller General’s office) participated in a report issued January 10, 2008 which concludes as follows: “[W]hile all the options for the implementation of sports betting in the State of Delaware are feasible, the most reasonable option for phased-in legalization is a racino based operation.”  By Federal law, Delaware is the only state east of Montana, and one of only four states in the United States, where sports betting is legally permitted.  We continue to pursue this with the legislature.

Capitalize On Our Luxury Hotel

Our luxury hotel facility, the Dover Downs Hotel, connects to our casino.  It is the only hotel in the Dover area, and one of only three hotels in the State, to receive the AAA Four Diamond Award.  The facility includes 500 rooms, including eleven luxury spa suites, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and a luxurious 6,000 square-foot spa.  When we built the original hotel we also built a 425-seat buffet restaurant and renovated our enclosed harness racing grandstand with state-of-the-art simulcasting facilities.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, trade shows and conferences, we believe we are able to attract new patrons and lengthen the stay of current patrons.

Increase Wagering On Live Harness Horse Racing Through Increased Purse Levels

With a percentage of video lottery (slot) machine revenues supplementing the purses for the horsemen, we have experienced dramatic increases in the amount of our purses.  By the end of our 2007-2008 season, our average daily purse distribution increased to approximately $220,000 from $8,000 in 1995.  The result is that we continue to attract higher quality horses.  We have prestigious events such as our annual “Progress Pace” with an estimated $400,000 purse, an event which attracts the country’s top three-year-old horses.  Bettors are attracted to races with larger purses and typically wager more on the higher quality and more predictable horses. We have also completed various upgrades to enhance the harness horse racing facilities, including renovations to the track and grounds, receiving barn and paddock areas and, more recently, our simulcast parlor which has state-of-the-art facilities that allow year round wagering. We continue to focus on improvements that we believe allow us to increase attendance and wagering, including wagering on our events from other tracks and off-track wagering facilities that receive our racing signal.

Pursue Management Agreements

We entered into a letter of intent on October 14, 2008 with UG Entertainment LLC to provide management services for the operation of a video lottery facility at Underground Atlanta.  UGE has made presentations to the Georgia Lottery relative to the possibility of commencing video lottery operations at Underground Atlanta.  Such video lottery operations are not presently authorized and would require regulatory action by the Georgia Lottery and possibly legislative approval by the State of Georgia.  The letter of intent between us and UGE provides for a five year management agreement and affords us two renewal options for two years each subject to the attainment of certain financial criteria by the new facility. The letter of intent contemplates that the parties will negotiate and enter into an acceptable management agreement with terms and conditions comparable to management agreements of a similar nature.  Our compensation would consist of a management fee based on gross revenues and an incentive fee based on net earnings before taxes.  We have agreed to make a $500,000 non-interest bearing loan to UGE subject to certain conditions set forth in the letter of intent.  The letter of intent also contemplates that we will have the right to purchase up to 10% of the equity of UGE.

Seasonality

Our quarterly operating results are affected by weather and the general economic conditions in the United States.  Our quarterly operating results are generally distributed evenly throughout the year. However, the results for any quarter are not necessarily indicative of results to be expected in any future period.

Employees

As of December 31, 2008, we had 789 full-time employees and 109 part-time employees. We engage temporary personnel to assist during our live harness racing season. None of our employees are party to a collective bargaining agreement and we believe that our relationship with our employees is good.

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

Internet Address

We maintain a website where additional information concerning our business and various upcoming events can be found.  The address of our Internet website is http://www.doverdowns.com. We provide a link on our website, under Investor Relations, to our filings with the SEC, including our annual report on Form 10-K, proxy statement, Section 16 reports, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.

Item 1A.         Risk Factors

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, “Factors That May Affect Operating Results; Forward-Looking Statements,” beginning on page 21.

Item 1B.         Unresolved Staff Comments

We have not received any written comments that were issued more than 180 days before December 31, 2008, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.            Properties

We own our principal executive office located in Dover, Delaware; Dover Downs Casino – our 165,000 square-foot casino featuring the latest in slot machine offerings such as multi-player electronic table games with virtual dealers; the Dover Downs Hotel and Conference Center – a 500 room AAA Four Diamond hotel with conference, banquet, fine dining, ballroom, concert hall and spa facilities; and the Dover Downs Raceway – indoor grandstands, betting and simulcasting parlors, all of which are located at our entertainment complex situated on approximately 69 acres of land owned by us.

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

Intellectual Property

We have various registered and common law trademark rights, including, but not limited to, “Dover Downs Gaming & Entertainment,” “Dover Downs,” “Capital Club,” “Capital Gold,” “Capital Platinum,” “Dover Downs Hotel & Casino,” “Dover Downs is Cooking,” “Sweet Perks,” “Gazebo Bar,” “Winners Circle,” “Michele’s at Dover Downs,” “Rollins Center,” “$1 Million Jackpot Slot,” “Come Play!.”  We also have limited rights to use the names and logos of other businesses in connection with promoting our facilities and special events at those facilities.  Due to the value of our intellectual property rights for promotional purposes, it is our intention to vigorously protect these rights, through litigation, if necessary.

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

Part II

Item 5.            Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “DDE.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 27, 2009, there were 15,464,610 shares of common stock and 16,603,173 shares of Class A common stock outstanding.  There were 1,034 holders of record for common stock and 20 holders of record for Class A common stock.

The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2008 and 2007 are detailed in the following table.

Quarter Ended:	High	Low	Dividends Declared
December 31, 2008	$8.09	$2.27	$0.050
September 30, 2008	$9.49	$6.03	$0.050
June 30, 2008	$9.32	$6.38	$0.050
March 31, 2008	$11.34	$8.00	$0.050

December 31, 2007	$12.56	$9.89	$0.050
September 30, 2007	$15.23	$9.77	$0.050
June 30, 2007	$15.32	$12.06	$0.045
March 31, 2007	$15.71	$11.76	$0.045

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization does not obligate us to acquire any specific number of shares and may be suspended at any time.  No repurchases were made in the fourth quarter of 2008 and we had remaining purchase authority of 1,653,333 shares.

Common Stock Performance

The graph below compares the cumulative total return of the following:

•      our Common Stock;

•      the Russell 2000 Index; and

•      an index of peer companies.

The peer index we selected consists of the following companies engaged in the gaming business:  Dover Downs Gaming & Entertainment, Inc., MTR Gaming Group, Inc., Ameristar Casinos, Inc., Penn National Gaming, Inc., Churchill Downs, Inc., Pinnacle Entertainment, Inc., and Magna Entertainment Corp.  The graph assumes that the value of the investment in our Common Stock and each index was 100 at December 31, 2003 and all dividends were reinvested.  The comparisons in this table are required by the Securities and Exchange Commission and, therefore, are not intended to forecast or be necessarily indicative of any future return on our Common Stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG DOVER DOWNS GAMING & ENTERTAINMENT, INC., THE RUSSELL 2000 INDEX

AND A PEER GROUP

*       $100 invested on December 31, 2003 in stock or index—including reinvestment of dividends.  Fiscal year ending December 31.

Item 6.            Selected Financial Data

The table below summarizes certain selected consolidated financial data and should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes contained elsewhere in this document.

Five Year Selected Financial Data

	Years Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statement of Earnings Data (in thousands, except per share data):
Revenues:
Gaming	$219,878	$224,760	$220,412	$202,372	$193,922
Other operating	19,254	17,606	16,039	14,480	13,822
	239,132	242,366	236,451	216,852	207,744
Less - non-recurring gaming charge (a)	—	—	—	—	448
	239,132	242,366	236,451	216,852	207,296
Expenses:
Gaming	169,360	166,040	163,288	151,973	152,725
Non-recurring gaming charge (a)	—	—	—	—	1,802
Other operating	16,101	15,268	14,202	13,167	13,013
General and administrative	6,317	6,319	5,905	4,765	4,603
Depreciation	10,849	7,843	7,146	6,998	6,791
	202,627	195,470	190,541	176,903	178,934

Gain on sale of shopping center (b)	—	—	—	5,837	—
Operating earnings	36,505	46,896	45,910	45,786	28,362
Interest expense	3,484	2,741	2,943	1,875	762
Earnings before income taxes	33,021	44,155	42,967	43,911	27,600
Income taxes	13,510	18,070	17,639	17,871	11,219
Net earnings	$19,511	$26,085	$25,328	$26,040	$16,381

Net earnings per common share (c) :
Basic	$0.62	$0.81	$0.78	$0.73	$0.41
Diluted	$0.62	$0.80	$0.77	$0.72	$0.41

Dividends declared per common share	$0.20	$0.19	$0.175	$0.16	$0.15

Selected Consolidated Operating Data (unaudited):
Average number of slot machines	2,888	2,719	2,599	2,500	2,432
Casino square-footage	165,000	97,000	97,000	91,000	91,000

	December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data (in thousands):
Working capital	$14,456	$7,065	$11,979	$9,216	$8,505
Total assets	241,332	225,180	173,027	153,461	160,300
Long-term debt (b)	108,325	92,425	59,425	24,075	51,950
Total stockholders’ equity (c)	101,085	89,599	77,259	93,270	72,770

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

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the year ended December 31, 2008, we purchased and retired 98,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $9.09 per share, not including nominal brokerage commissions.  During the year ended December 31, 2007, we purchased and retired 916,900 shares of our outstanding common stock pursuant to this plan at an average purchase price of $10.72 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the years ended December 31, 2006 and 2005.  During the year ended December 31, 2004, we purchased and retired 76,350 shares of our outstanding common stock pursuant to this plan at an average purchase price of $6.63 per share, not including nominal brokerage commissions.

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

On July 10, 2008, our Phase VI casino expansion, The Colonnade, was partially opened to the public with approximately 500 additional slot machines, Doc Magrogan’s Oyster House, Sweet Perks Too and the Dover Downs’ Fire & Ice Lounge debuting.  Four retail outlets opened and space for two additional outlets was completed in late September 2008.  The expansion, which is now complete, added approximately 68,000 square-feet of space bringing our video lottery casino complex to 165,000 square-feet housing approximately 3,110 slot machines.

Approximately 90% of our revenue is derived from video lottery (slot) machine win.  Several factors contribute to the video lottery (slot) machine win for any gaming company, including, but not limited to:

•      Proximity to major population bases,

•      Competition in the market,

•      The quantity and types of slot machines available,

•      The quality of the physical property,

•      Other amenities offered on site,

•      Customer service levels,

•      Marketing programs, and

•      General economic conditions.

We believe that we hold a strong position in each of these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive. According to the 2000 United States Census, approximately 32.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, only three existing horse racing facilities in the State are allowed to have a gaming license.  Our property is similar to properties found in the country’s largest gaming markets.  Our recently expanded luxury hotel is the only casino-hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our slot marketing system to allow for the most efficient marketing programs and the highest levels of customer service.

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

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Gaming revenues decreased by $4,882,000, or 2.2%, to $219,878,000 in 2008 primarily as a result of decreased play in our casino.  We believe that the decrease in casino play can be attributed to the general downturn in economic conditions and the related impact on consumer spending.  We believe that the decrease would have been more significant but for the opening of our Phase VI casino expansion in the third quarter of 2008, the opening of our hotel expansion during the latter part of 2007, targeted marketing efforts using our player database and our efforts to provide our customers with enhanced casino products and other amenities.  Our average number of machines increased from 2,719 in 2007 to 2,888 in 2008 due to our Phase VI casino expansion.

Other operating revenues were $19,254,000 in 2008 as compared to $17,606,000 in 2007.  Net food and beverage revenues increased $448,000 to $12,571,000 from $12,123,000 in 2007 primarily due to the opening of the Dover Downs’ Fire & Ice Lounge and our Sweet Perks Too coffee shop in July 2008 and increased sales at our renovated Michele’s fine dining restaurant.  Additionally, cash rooms revenue increased $980,000 in 2008 mainly due to the hotel expansion.  All other operating revenues increased $220,000 primarily due to an increase in concert and other miscellaneous revenues.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $17,758,000 and $15,770,000 in 2008 and 2007, respectively.

Gaming expenses increased by $3,320,000, or 2.0%, primarily as a result of legislation enacted by the State effective July 1, 2008 that (1) increases the existing surcharge on the portion of slot win that we retain, (2) requires that we pay the costs of all franchise games which were previously shared with the State, and (3) requires that we pay an additional annual amount to a certain horse racing industry organization previously funded by the State.  That legislation also allows us to operate all day on Sundays.  Prior legislation enacted by the State effective May 10, 2007 established a one-time increase in the amount remitted to the State by its three video lottery agents and a tax on promotional slot play in excess of a legislative limit for the period ended June 30, 2008 which also contributed to the increased gaming expenses.  The increased surcharge and fees were approximately $2,100,000 for the year ended December 31, 2008.  Higher marketing costs, real estate taxes and utility expenses were primarily responsible for the remainder of the increase.

Other operating expenses increased by $833,000, or 5.5%, reflecting the higher revenues.  Expenses related to our food and beverage operations were $12,873,000 in 2008 and $12,552,000 in 2007.  These increased expenses included initial costs of operations related to our new Dover Downs’ Fire & Ice Lounge and Sweet Perks Too coffee shop which opened in the third quarter of 2008.  Expenses related to our rooms operations increased $312,000 in 2008 primarily due to the hotel expansion.  We also incurred approximately $500,000 in expenses during the fourth quarter of 2008 related to the termination of two restaurant leases on our property.

General and administrative expenses remained consistent at $6,317,000 in 2008 as compared to $6,319,000 in 2007.

Depreciation expense was $10,849,000 in 2008 as compared to $7,843,000 in 2007.  The increase resulted primarily from the opening of our hotel expansion during the second half of 2007 and our Phase VI casino expansion during the third quarter of 2008.

Interest expense increased by $743,000 due to higher average outstanding borrowings on our credit facility used to fund our hotel expansion which was completed in October 2007, our casino expansion which was completed in the third quarter of 2008 and repurchases of our outstanding common stock at the end of 2007 and beginning of 2008.  Additionally, the amount of interest we capitalized decreased to $567,000 during 2008 from $1,539,000 during 2007.  The interest expense associated with the borrowings for our hotel and casino expansions was being capitalized as part of the project cost.  Partially offsetting these increases was a decrease in our average interest rate on our credit facility.

Our effective income tax rate was 40.9% for years ended December 31, 2008 and 2007.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $26,808,000 for the year ended December 31, 2008 compared to $36,420,000 for the year ended December 31, 2007.  The decrease was primarily due to the decrease in net earnings and other working capital changes.

Net cash used in investing activities was $40,266,000 for the year ended December 31, 2008 compared to $52,134,000 for the year ended December 31, 2007 and was primarily related to capital improvements.  Capital expenditures for 2008 related primarily to the Phase VI casino expansion.  Capital expenditures for 2007 related primarily to the Dover Downs Hotel expansion and to a lesser extent, our Phase VI casino expansion.

Net cash provided by financing activities was $8,891,000 for the year ended December 31, 2008 compared to $18,150,000 for the year ended December 31, 2007.  During 2008, we borrowed an additional $15,900,000 under our credit facility compared to $33,000,000 during 2007.  We repurchased and retired $1,040,000 of our outstanding common stock during 2008 compared to $9,990,000 during 2007.  We paid $6,360,000 and $6,036,000 in cash dividends during 2008 and 2007, respectively.

On January 28, 2009, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.05 per share.  The dividend is payable on March 10, 2009 to shareholders of record at the close of business on February 10, 2009.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the year ended December 31, 2008, we purchased and retired 98,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $9.09 per share, not including nominal brokerage commissions.  During the year ended December 31, 2007, we purchased and retired 916,900 shares of our outstanding common stock pursuant to this plan at an average purchase price of $10.72 per share, not including nominal brokerage commissions.  At December 31, 2008, we had remaining repurchase authority of 1,653,333 shares.

During 2007, we increased the number of hotel rooms in the Dover Downs Hotel from 232 to 500, including eleven luxury spa suites, and added a luxurious 6,000 square-foot spa.  Construction began in the second quarter of 2006 and was completed in October 2007.  The cost of the hotel expansion was approximately $47,500,000.  On July 10, 2008, our Phase VI casino expansion, the Colonnade, was partially opened to the public with approximately 500 additional slot machines, Doc Magrogan’s Oyster House, Sweet Perks Too and the Dover Downs’ Fire & Ice

Lounge debuting. Four retail outlets opened and space for two additional outlets was completed in late September 2008.  The expansion, which is now complete, added approximately 68,000 square-feet of space bringing our video lottery casino complex to 165,000 square-feet housing approximately 3,110 slot machines.  The cost of the Phase VI casino expansion was approximately $51,000,000, of which approximately $49,500,000 was paid as of December 31, 2008. The remainder is expected to be paid during the first quarter of 2009.  Based on current business conditions, we expect to make capital expenditures of approximately $2,000,000 during 2009, primarily for renovations to our existing casino facility, casino equipment and improvements in our food and beverage departments. Additionally, we expect to contribute between $1,500,000 and $3,000,000 to our pension plans in 2009 in order to satisfy minimum statutory funding requirements.

We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  At December 31, 2008, the maximum borrowing limit under the facility was $125,000,000 which reduces to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points (125 basis points at December 31, 2008) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points (50 basis points at December 31, 2008) depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2008, we were in compliance with all terms of the facility and there was $108,325,000 outstanding at a weighted average interest rate of 2.37%.  At December 31, 2008, $16,675,000 was available pursuant to the facility.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we will pay a fixed interest rate of 1.74%, plus a margin that varies between 75 and 125 basis points depending on our leverage ratio (125 basis points at December 31, 2008).  In return, the issuing lender will refund to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.

Effective July 1, 2008, the State enacted legislation that (1) increases the existing surcharge on the portion of slot win that we retain, (2) requires that we pay the costs of all franchise games which were previously shared with the State, and (3) requires that we pay an additional annual amount to a certain horse racing industry organization previously funded by the State.  That legislation also allows us to operate all day on Sundays and eliminates the prior legislatively imposed limit on our use of free promotional slot play.  These increased surcharge and fees were approximately $1,500,000 for the year ended December 31, 2008.

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

The introduction or expansion of gaming in and around our market area could have a material adverse effect on our cash flows and results of operations.  See Part I, Item 1 – Business included elsewhere in this document for further discussion.

Contractual Obligations

At December 31, 2008, we had the following contractual obligations:

		Payments Due by Period
	Total	2009	2010 – 2011	2012 – 2013	Thereafter
Revolving line of credit	$108,325,000	$—	$23,325,000	$85,000,000	$—
Estimated interest payments on revolving line of credit(a)	8,187,000	2,785,000	4,820,000	582,000	—
Pension contributions(b)	2,250,000	2,250,000	—	—	—
Purchase obligations(c)	1,500,000	1,500,000	—	—	—
	$120,262,000	$6,535,000	$28,145,000	$85,582,000	$—

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal or the maximum borrowing limit as of December 31, 2008.  For $35,000,000 of our outstanding borrowings, we used the fixed interest rate per the interest rate swap agreement we entered into effective January 15, 2009.  For the remaining $73,325,000 of our outstanding borrowings, we used our interest rates as of December 31, 2008.

(b) We expect to contribute between $1,500,000 and $3,000,000 to our pension plans for 2009 in order to satisfy minimum statutory funding requirements.  For years subsequent to 2009, we are unable to estimate what our pension contributions will be.

(c) The purchase obligations in the above table represent the estimated remaining payments to be made on our Phase VI casino expansion.

Related Party Transactions

See NOTE 10 — Related Party Transactions to our consolidated financial statements included elsewhere in this document for a full description of related party transactions.

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

Accrued Pension Cost

The benefits provided by our defined-benefit pension plans are based on years of service and employee’s remuneration over their employment with us.  Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for the discount rate, assumed rate of compensation increase, and expected long-term rate of return on assets.  Changes in these estimates would impact the amounts that we record in our consolidated financial statements and our funding contributions to the plans.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors.  The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  The Maryland Legislature passed legislation in 2008 that will permit up to 15,000 slot machines in five different specific locations throughout Maryland. The legislation requires a Constitutional amendment which passed on a referendum vote in November 2008.  The establishment of any gaming locations in the State remains subject to local zoning prohibitions and may face further opposition.  As the number of machines and the specific locations of the gaming establishments are set by the State’s Constitution, any changes to the number of machines or the locations would require further amendment to the State Constitution.   It is difficult for us to predict what types of gaming establishments may ultimately be built in Maryland or when they are likely to become operational.  Management has estimated that approximately 43% of our total slot win comes from Maryland patrons.  Approximately 69% of our Capital Club® member slot win comes from out of state patrons.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will ultimately have on us, but several facilities in Pennsylvania began operations by the end of 2006.  Management has estimated that slot win from Pennsylvania patrons currently represents approximately 3% of our total slot win which is the same as the prior year.

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

Effective July 1, 2008, the State enacted legislation that (1) increases the existing surcharge on the portion of slot win that we retain, (2) requires that we pay the costs of all franchise games which were previously shared with the State, and (3) requires that we pay an additional annual amount to a certain horse racing industry organization previously funded by the State.  That legislation also allows us to operate all day on Sundays and eliminates the prior legislatively imposed limit on our use of free promotional slot play.  These increased surcharge and fees were approximately $1,500,000 for the year ended December 31, 2008.

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

Item 7A.         Quantitative And Qualitative Disclosure About Market Risk

We are exposed to financial market risk resulting from changes in interest rates.  At December 31, 2008 and for the year then ended, we did not engage in speculative or leveraged transactions, hold any derivative financial instruments, nor hold or issue financial instruments for trading purposes.

At December 31, 2008, we have marketable securities of $103,000.  These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet.  Fair-value is determined based on the current market values.

At December 31, 2008, there was $108,325,000 outstanding under our revolving credit facility.  Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes. Taking into account the impact of the interest rate swap, a change in interest rates of one percent on the balance outstanding at December 31, 2008 would cause a change in total annual interest costs of $733,000.  The carrying values of these borrowings approximate their fair values at December 31, 2008.

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

Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.  KPMG LLP independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  KPMG LLP has issued their report which is included herein.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited Dover Downs Gaming & Entertainment, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(c)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dover Downs Gaming & Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 6, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania
March 6, 2009

Item 9B.         Other Information

None.

Part III

Item 10.         Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2009.

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

Executive Officers of the Registrant.  As of December 31, 2008, our executive officers were:

Name	Position	Age	Term of Office

Denis McGlynn	President and Chief Executive Officer	62	11/79 to date

Edward J. Sutor	Executive Vice President and Chief Operating Officer	59	3/99 to date

Timothy R. Horne	Sr. Vice President-Finance, Treasurer and Chief Financial Officer	42	11/96 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	49	7/99 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board since our initial public offering in 2002.  Mr. Tippie also serves as Chairman of the Board to DVD as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 29 years.  Mr. McGlynn also serves as President and Chief Executive Officer to DVD.

Edward J. Sutor has been Executive Vice President and Chief Operating Officer since 1999.  Previously, Mr. Sutor served as Senior Vice President of Finance at Caesars Atlantic City from 1983 until 1999.

Timothy R. Horne has been Sr. Vice President-Finance, Treasurer and Chief Financial Officer since November 1996.  Mr. Horne also serves as Sr. Vice President-Finance and Chief Financial Officer to DVD.

Klaus M. Belohoubek has been Sr. Vice President-General Counsel and Secretary since 1999 and has provided us legal representation in various capacities since 1990.  Mr. Belohoubek also serves as Sr. Vice President-General Counsel and Secretary to DVD.

Item 11.         Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2009.

Item 12.                            Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2009.

Equity Compensation Plan Information

We have a stock incentive plan which provides for the grant of up to 2,250,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Refer to NOTE 8-Stockholders’ Equity to our consolidated financial statements included elsewhere in this document for further discussion.  Securities authorized for issuance under equity compensation plans at December 31, 2008 are as follows:

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	666,630	$6.97	822,070

Equity compensation plans not approved by security holders	—	—	—
Total	666,630	$6.97	822,070

Item 13.         Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2009.

Item 14.         Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2009.

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

10.5	Agreement between Dover Downs, Inc. and Delaware Standardbred Owners Association, Inc. dated May 1, 2007 (incorporated herein by reference to Exhibit 10.5 to the Form 10-K filed on March 7, 2008).

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

10.15	Seventh Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of January 15, 2009.

10.16	Eighth Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of February 27, 2009.

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

10.19

Amended and Restated Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Timothy R. Horne dated February 13, 2006 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on February 17, 2006).

10.20

Amended and Restated Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Klaus M. Belohoubek dated February 13, 2006 (incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed on February 17, 2006).

10.21

Amendment to certain agreements between Dover Downs Gaming & Entertainment, Inc. and selected executives and directors (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2008).

10.22

Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed on August 6, 2004).

10.23	Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 29, 2004).

10.24

Form of Incentive Stock Option Agreement Used with Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2004).

10.25

Form of Restricted Stock Grant Agreement Used with Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 3, 2004).

10.26	Description of Annual Salary and Certain Discretionary Incentives to Executive Officers (incorporated herein by reference to the Current Report on Form 8-K dated January 2, 2009).

10.27

Construction Management Agreement dated March 30, 2007 between Dover Downs, Inc. and T.N. Ward Company (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 30, 2007).

10.28

Letter of Intent dated October 14, 2008 between Dover Downs Gaming Management Corp. and UG Entertainment, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 14, 2009).

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

DATED:	March 6, 2009	Dover Downs Gaming & Entertainment, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Timothy R. Horne	Sr. Vice President-Finance,	March 6, 2009
Timothy R. Horne	Treasurer and Chief Financial Officer

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering either of them to sign this report, or any amendments, on their behalf.

Henry B. Tippie, Chairman of the Board

Kenneth K. Chalmers, Director and Chairman of the Audit Committee

R. Randall Rollins, Director

Patrick J. Bagley, Director

John W. Rollins, Jr., Director

Jeffrey W. Rollins, Director

/s/ Denis McGlynn	As Attorney-in-Fact and Director	March 6, 2009
Denis McGlynn

STATEMENT OF MANAGEMENT RESPONSIBILITY

Dover Downs Gaming & Entertainment, Inc. and subsidiaries’ (the “Company”) management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information included in the Company’s 2008 Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation, management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Audit Committee of the Board of Directors, which is comprised entirely of independent directors, has direct and private access to and meets regularly with management, the internal auditors and the independent registered public accounting firm to review accounting, reporting, auditing and internal control matters.

/s/ Denis McGlynn	/s/ Timothy R. Horne
Denis McGlynn	Timothy R. Horne
President and Chief Executive Officer and Director	Sr. Vice President – Finance, Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” on December 31, 2006; and Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dover Downs Gaming & Entertainment, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania
March 6, 2009

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

(in thousands, except per share data)

	Years ended December 31,
	2008	2007	2006
Revenues:
Gaming	$219,878	$224,760	$220,412
Other operating	19,254	17,606	16,039
	239,132	242,366	236,451
Expenses:
Gaming	169,360	166,040	163,288
Other operating	16,101	15,268	14,202
General and administrative	6,317	6,319	5,905
Depreciation	10,849	7,843	7,146
	202,627	195,470	190,541

Operating earnings	36,505	46,896	45,910

Interest expense	3,484	2,741	2,943

Earnings before income taxes	33,021	44,155	42,967

Income taxes	13,510	18,070	17,639

Net earnings	19,511	26,085	25,328

Unrealized loss on available-for-sale securities, net of income tax benefit of $12	(19)	—	—

Change in pension net actuarial loss and prior service cost, net of income tax benefit (expense) of $1,367 and ($143), respectively	(1,995)	210	—

Comprehensive earnings	$17,497	$26,295	$25,328

Net earnings per common share (Note 2):
Basic	$0.62	$0.81	$0.78
Diluted	$0.62	$0.80	$0.77

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$17,889	$22,456
Accounts receivable	2,661	4,560
Due from State of Delaware	10,870	10,530
Inventories	2,025	1,858
Prepaid expenses and other	2,029	1,902
Deferred income taxes	1,317	1,227
Total current assets	36,791	42,533

Property and equipment, net	203,522	182,298
Other assets	1,019	349
Total assets	$241,332	$225,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,679	$13,382
Purses due horsemen	9,395	9,689
Accrued liabilities	7,419	11,940
Payable to Dover Motorsports, Inc.	11	18
Income taxes payable	619	341
Deferred revenue	212	98
Total current liabilities	22,335	35,468

Revolving line of credit	108,325	92,425
Liability for pension benefits	6,099	2,510
Deferred income taxes	3,488	5,178
Total liabilities	140,247	135,581

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,209,544 and 14,737,821, respectively	1,521	1,474
Class A common stock, $.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 16,603,173 and 17,003,173, respectively	1,660	1,700
Additional paid-in capital	933	63
Retained earnings	99,263	86,640
Accumulated other comprehensive loss	(2,292)	(278)
Total stockholders’ equity	101,085	89,599
Total liabilities and stockholders’ equity	$241,332	$225,180

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2008	2007	2006
Operating activities:
Net earnings	$19,511	$26,085	$25,328
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	10,849	7,843	7,146
Amortization of credit facility origination fees	40	40	44
Stock-based compensation	998	895	732
Deferred income taxes	(316)	(333)	(218)
Cumulative effect of accounting change	—	—	(1,541)
Changes in assets and liabilities:
Accounts receivable	1,899	(235)	(520)
Due from State of Delaware	(340)	442	(1,872)
Inventories	(167)	(93)	190
Prepaid expenses and other	(768)	(453)	118
Accounts payable	(610)	(65)	79
Purses due horsemen	(294)	790	567
Accrued liabilities	(4,521)	742	269
Payable to/receivable from Dover Motorsports, Inc.	(7)	9	24
Income taxes payable/prepaid income taxes	193	469	(3,480)
Deferred revenue	114	61	(75)
Other liabilities	227	223	—
Net cash provided by operating activities	26,808	36,420	26,791

Investing activities:
Capital expenditures	(40,166)	(52,134)	(22,065)
Purchase of available-for-sale securities	(100)	—	—
Net cash used in investing activities	(40,266)	(52,134)	(22,065)

Financing activities:
Borrowings from revolving line of credit	186,725	177,255	196,010
Repayments of revolving line of credit	(170,825)	(144,255)	(160,660)
Dividends paid	(6,360)	(6,036)	(5,510)
Repurchase of common stock	(1,040)	(9,990)	(35,052)
Proceeds from stock options exercised	366	1,114	470
Excess tax benefit on stock awards	25	62	50
Net cash provided by (used in) financing activities	8,891	18,150	(4,692)

Net (decrease) increase in cash	(4,567)	2,436	34
Cash, beginning of year	22,456	20,020	19,986
Cash, end of year	$17,889	$22,456	$20,020

Supplemental information:
Interest paid	$3,204	$2,564	$2,720
Income taxes paid	$13,606	$17,870	$20,235
Change in accounts payable for capital expenditures	$(8,093)	$5,275	$3,280

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Business Operations

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

We are a diversified gaming and entertainment company whose operations consist of Dover Downs Casino — a 165,000 square-foot video lottery casino complex featuring the latest in slot machine offerings, including multi-player electronic table games with virtual dealers; the Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with conference, banquet, fine dining, ballroom, concert hall and spa facilities; and Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races. Our entertainment complex is located in Dover, the capital of the State of Delaware.

On July 10, 2008, our Phase VI casino expansion, The Colonnade, was partially opened to the public with approximately 500 additional slot machines, Doc Magrogan’s Oyster House, Sweet Perks Too and the Dover Downs’ Fire & Ice Lounge debuting.  Four retail outlets opened and space for 2 additional outlets was completed in late September 2008.  The expansion, which is now complete, added approximately 68,000 square-feet of space bringing our video lottery casino complex to 165,000 square-feet housing approximately 3,110 slot machines.

We entered into a letter of intent on October 14, 2008 with UG Entertainment LLC (“UGE “) to provide management services for the operation of a video lottery facility at Underground Atlanta.  UGE has made presentations to the Georgia Lottery relative to the possibility of commencing video lottery operations at Underground Atlanta.  Such video lottery operations are not presently authorized and would require regulatory action by the Georgia Lottery and possibly legislative approval by the State of Georgia.  The letter of intent between us and UGE provides for a five year management agreement and affords us two renewal options for two years each subject to the attainment of certain financial criteria by the new facility. The letter of intent contemplates that the parties will negotiate and enter into an acceptable management agreement with terms and conditions comparable to management agreements of a similar nature.  Our compensation would consist of a management fee based on gross revenues and an incentive fee based on net earnings before taxes.  We have agreed to make a $500,000 non-interest bearing loan to UGE subject to certain conditions set forth in the letter of intent.  The letter of intent also contemplates that we will have the right to purchase up to 10% of the equity of UGE.

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

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain our license to conduct video lottery operations, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 40 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.

NOTE 2—Summary of Significant Accounting Policies

Basis of consolidation—The consolidated financial statements include the accounts of Dover Downs Gaming & Entertainment, Inc. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets.  Changes in fair value are reported in other comprehensive income (loss).  See NOTE 8 — Stockholders’ Equity and NOTE 9 — Financial Instruments for further discussion.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates.  During the years ended December 31, 2008, 2007 and 2006, respectively, we incurred $4,051,000, $4,280,000 and $3,255,000 of interest cost, of which $567,000, $1,539,000 and $312,000 was capitalized.

Income taxes—Deferred income taxes are provided on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years after 2004 remain open to examination by the major taxing jurisdictions to which we are subject.

Point loyalty program—We currently have a point loyalty program for our video lottery customers which allows them to earn points based on the volume of their video lottery activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $1,838,000 and $1,932,000, respectively, at December 31, 2008 and 2007, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $17,758,000, $15,770,000 and $15,152,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Advertising costs—The cost of general advertising is charged to operations as incurred.

Net earnings per common share—Weighted average shares used in computing basic and diluted net earnings per common share (“EPS”) are as follows:

	Years ended December 31,
	2008	2007	2006
Basic EPS	31,436,000	32,239,000	32,353,000
Effect of dilutive securities	134,000	372,000	568,000
Diluted EPS	31,570,000	32,611,000	32,921,000

Dilutive securities include stock options and nonvested stock awards.

For the year ended December 31, 2008, options to purchase 666,630 shares of common stock were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.  There were no anti-dilutive securities excluded from the calculation of diluted EPS for the years ended December 31, 2007 and 2006.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our nonvested restricted stock awards and stock options of $998,000, $895,000 and $732,000 as general and administrative expenses for the years ended December 31, 2008, 2007 and 2006, respectively.  We recorded income tax benefits of $319,000, $231,000 and $147,000 for the years ended December 31, 2008, 2007 and 2006, respectively, related to our nonvested restricted stock awards.

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

Fair value of financial instruments—The carrying amounts of financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.  The carrying value of our revolving line of credit at December 31, 2008 and 2007 approximates its fair value based on the interest rates available on similar borrowings.

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

Recent accounting pronouncements—In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities that are measured at fair value on a recurring basis.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008.  Non-recurring non-financial assets and liabilities for which we have not applied the provisions of Statement No. 157 include our long-lived assets measured at fair value under the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The impact of adoption of Statement No. 157 for financial assets and liabilities is discussed in NOTE 9 — Financial Instruments.  We do not expect the adoption of Statement No. 157 for non-recurring non-financial assets and liabilities to have a significant impact on our consolidated financial statements.

NOTE 3—Property and Equipment

Property and equipment consists of the following as of December 31:

	2008	2007
Land	$785,000	$785,000
Casino facility	75,643,000	32,881,000
Hotel facility	112,875,000	109,402,000
Harness racing facilities	10,005,000	9,975,000
General facilities	15,552,000	15,277,000
Furniture, fixtures and equipment	50,871,000	43,692,000
Construction in progress	2,323,000	24,477,000
	268,054,000	236,489,000
Less accumulated depreciation	(64,532,000)	(54,191,000)
	$203,522,000	$182,298,000

NOTE 4—Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2008	2007
Point loyalty program	$1,838,000	$1,932,000
Payroll and related items	2,004,000	2,524,000
Win due to Delaware State Lottery Office	2,367,000	6,273,000
Other	1,210,000	1,211,000
	$7,419,000	$11,940,000

NOTE 5—Credit Facility

We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  At December 31, 2008, the maximum borrowing limit under the facility was $125,000,000 which reduces to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points (125 basis points at December 31, 2008) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points (50 basis points at December 31, 2008) depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2008, we were in compliance with all terms of the facility and there was $108,325,000 outstanding at a weighted average interest rate of 2.37%.  At December 31, 2008, $16,675,000 was available pursuant to the facility.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we will pay a fixed interest rate of 1.74%, plus a margin that varies between 75 and 125 basis points depending on our leverage ratio (125 basis points at December 31, 2008).  In return, the issuing lender will refund to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.

NOTE 6—Income Taxes

The current and deferred income tax provisions are as follows:

	Years ended December 31,
	2008	2007	2006
Current:
Federal	$10,845,000	$14,556,000	$14,112,000
State	2,981,000	3,938,000	3,745,000
	13,826,000	18,494,000	17,857,000
Deferred:
Federal	(227,000)	(364,000)	(247,000)
State	(89,000)	(60,000)	29,000
	(316,000)	(424,000)	(218,000)
Total income taxes	$13,510,000	$18,070,000	$17,639,000

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2008	2007	2006
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.7%	5.7%	5.7%
Other	0.2%	0.2%	0.4%
Effective income tax rate	40.9%	40.9%	41.1%

The components of deferred income tax assets and liabilities are as follows as of December 31:

	2008	2007
Deferred income tax assets:
Point loyalty program	$747,000	$785,000
Accrued expenses	2,626,000	1,015,000
Other	521,000	374,000
Total deferred income tax assets	3,894,000	2,174,000

Deferred income tax liabilities:
Depreciation — property and equipment	(6,065,000)	(6,125,000)
Total deferred income tax liabilities	(6,065,000)	(6,125,000)
Net deferred income tax liabilities	$(2,171,000)	$(3,951,000)

Amounts recognized in the consolidated balance sheet:
Current deferred income tax assets	$1,317,000	$1,227,000
Noncurrent deferred income tax liabilities	(3,488,000)	(5,178,000)
	$(2,171,000)	$(3,951,000)

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

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$9,052,000	$8,047,000
Service cost	1,277,000	1,218,000
Interest cost	583,000	497,000
Actuarial loss (gain)	732,000	(500,000)
Benefits paid	(138,000)	(199,000)
Other	—	(11,000)
Benefit obligation at end of year	11,506,000	9,052,000

Change in plan assets:
Fair value of plan assets at beginning of year	6,542,000	5,407,000
Actual (loss) gain on plan assets	(2,047,000)	334,000
Employer contribution	1,050,000	1,000,000
Benefits paid	(138,000)	(199,000)
Fair value of plan assets at end of year	5,407,000	6,542,000

Unfunded status	$(6,099,000)	$(2,510,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31 are as follows:

	2008	2007
Net actuarial loss	$3,797,000	$426,000
Prior service cost	33,000	42,000
	$3,830,000	$468,000

For the year ending December 31, 2009, we expect to recognize the following amounts as components of net periodic benefit cost which are included in accumulated comprehensive loss as of December 31, 2008:

Actuarial loss	$214,000
Prior service cost	9,000
$223,000

We expect to contribute between $1,500,000 and $3,000,000 to our pension plans in 2009 in order to satisfy minimum statutory funding requirements.

The accumulated benefit obligation was $9,146,000 and $7,122,000, respectively, as of December 31, 2008 and 2007.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

2009	$168,000
2010	$206,000
2011	$291,000
2012	$395,000
2013	$468,000
2014-2018	$3,561,000

The components of net periodic pension cost for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Service cost	$1,277,000	$1,218,000	$1,233,000
Interest cost	583,000	497,000	415,000
Expected return on plan assets	(601,000)	(502,000)	(391,000)
Recognized net actuarial loss	9,000	11,000	72,000
Recognized prior service cost	9,000	9,000	9,000
	$1,277,000	$1,233,000	$1,338,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2008, 2007 and 2006, and the actuarial value of the benefit obligation at December 31, 2008 and 2007 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2008	2007	2006	2008	2007
Weighted-average discount rate	6.50%	6.15%	5.85%	6.10%	6.50%
Weighted-average rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	9.00%	n/a	n/a

For 2008, we assumed a long-term rate of return on plan assets of 8.5%.  In developing the 8.5% expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

Our pension plan asset allocation at December 31, 2008 and 2007, and target allocation for 2009 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
	2008	2007	2009
Asset Category
Equity mutual funds	70%	68%	50%
Fixed income mutual funds	29%	30%	40%
Other	1%	2%	10%
Total	100%	100%	100%

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

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees. Our matching contributions to the 401(k) plan were $86,000, $80,000 and $64,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 8—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation
Balance at December 31, 2005	$1,064	$1,326	$36,461	$55,459	$—	$(1,040)
Reclassification of deferred compensation upon adoption of FASB Statement No. 123R	—	—	(1,040)	—	—	1,040
Cumulative effect of accounting change for adoption of SAB No. 108	—	—	—	(1,541)	—	—
Net earnings	—	—	—	25,328	—	—
Dividends paid, $.17 per share	—	—	—	(5,510)	—	—
Repurchase and retirement of common stock	(106)	(133)	(34,813)	—	—	—
Proceeds from stock options exercised	5	—	465	—	—	—
Issuance of nonvested stock awards, net of forfeitures	6	—	(6)	—	—	—
Stock-based compensation	—	—	732	—	—	—
Excess tax benefit on stock awards	—	—	50	—	—	—
Conversion of Class A common stock to common stock	77	(77)	—	—	—	—
Three-for-two stock split	496	584	(1,080)	—	—	—
Adoption of FASB Statement No.158, net of income tax benefit of $333	—	—	—	—	(488)	—
Balance at December 31, 2006	1,542	1,700	769	73,736	(488)	—
Net earnings	—	—	—	26,085	—	—
Dividends paid, $.185 per share	—	—	—	(6,036)	—	—
Repurchase and retirement of common stock	(92)	—	(2,753)	(7,145)	—	—
Proceeds from stock options exercised	16	—	1,098	—	—	—
Issuance of nonvested stock awards, net of forfeitures	8	—	(8)	—	—	—
Stock-based compensation	—	—	895	—	—	—
Excess tax benefit on stock awards	—	—	62	—	—	—
Amortization of prior service costs and unrealized losses on pension plans, net of income tax expense of $143	—	—	—	—	210	—
Balance at December 31, 2007	1,474	1,700	63	86,640	(278)	—
Net earnings	—	—	—	19,511	—	—
Dividends paid, $.20 per share	—	—	—	(6,360)	—	—
Proceeds from stock options exercised	6	—	360	—	—	—
Issuance of nonvested stock awards, net of forfeitures	12	—	(12)	—	—	—
Stock-based compensation	—	—	998	—	—	—
Excess tax benefit on stock awards	—	—	25	—	—	—
Change in pension net actuarial loss and prior service cost, net of income tax benefit of $1,367	—	—	—	—	(1,995)	—
Unrealized loss on available-for-sale securities, net of income tax benefit of $12	—	—	—	—	(19)	—

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Deferred Compensation
Repurchase and retirement of common stock	(11)	—	(501)	(528)	—	—
Conversion of Class A common stock to common stock	40	(40)	—	—	—	—
Balance at December 31, 2008	$1,521	$1,660	$933	$99,263	$(2,292)	$—

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

On January 28, 2009, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.05 per share.  The dividend is payable on March 10, 2009 to stockholders of record at the close of business on February 10, 2009.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  During the year ended December 31, 2008, we purchased and retired 98,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $9.09 per share, not including nominal brokerage commissions.  During the year ended December 31, 2007, we purchased and retired 916,900 shares of our outstanding common stock pursuant to this plan at an average purchase price of $10.72 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the year ended December 31, 2006.  At December 31, 2008, we had remaining repurchase authority of 1,653,333 shares.

During the years ended December 31, 2008, 2007 and 2006, we purchased and retired 13,881, 8,288 and 3,431 shares of our outstanding common stock for $139,000, $112,000 and $56,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

We have a stock incentive plan which provides for the grant of up to 2,250,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested stock awards.  Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  Once the options are exercised, our plan requires that the common stock be held for a minimum of one year.  The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  As of December 31, 2008, there were 822,070 shares available for granting options or stock awards.

Stock option activity for the year ended December 31, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	746,107	$6.87
Expired	(18,373)	$5.98
Exercised	(61,104)	$5.99
Outstanding at December 31, 2008	666,630	$6.97	1.6	$—
Exercisable at December 31, 2008	590,377	$7.06	1.5	$—

No stock options were granted during the three year period ending December 31, 2008.  The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $165,000, $1,089,000 and $560,000, respectively, on the exercise date.

Nonvested stock option activity for the year ended December 31, 2008 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	201,450	$2.92
Vested	(125,197)	$3.08
Nonvested at December 31, 2008	76,253	$2.67

The total fair value of stock options vested during the years ended December 31, 2008, 2007 and 2006 was $385,000, $407,000 and $457,000, respectively.  We recorded, within general and administrative expenses, compensation expense of $214,000, $326,000 and $372,000 related to stock options for the years ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008, there was $3,000 of total unrecognized compensation cost related to nonvested stock options granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 0.5 years.

Nonvested restricted stock activity for the year ended December 31, 2008 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	298,300	$10.25
Granted	123,000	$10.51
Vested	(51,300)	$8.79
Nonvested at December 31, 2008	370,000	$10.54

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period.  The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $451,000, $247,000 and $109,000, respectively.  The grant-date fair value of nonvested restricted stock awards granted during the years ended December 31, 2008, 2007 and 2006 was $10.51, $13.54 and $9.58, respectively.  We recorded, within general and administrative expenses, compensation expense of $784,000, $569,000 and $360,000 related to nonvested restricted stock awards for the years ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008, there was $2,711,000 of total deferred compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 3.9 years.

On December 31, 2006, we adopted the provisions of Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c)

recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income).  As a result of adopting Statement No. 158, we increased our pension liability and recorded accumulated other comprehensive loss in the amount of $821,000 ($488,000 after income tax benefit) in our December 31, 2006 consolidated balance sheet.  Additionally, we reclassified our pension liability from accrued liabilities (current) to liability for pension benefits (non-current).  The adoption of Statement No. 158 did not have an impact on our 2006 consolidated statement of earnings or cash flows.

As of December 31, 2008 and 2007, accumulated other comprehensive loss consists of the following:

	2008	2007
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,557 and $190, respectively	$(2,273,000)	$(278,000)
Accumulated unrealized loss on available-for-sale securities, net of income tax benefit of $12	(19,000)	—
Accumulated other comprehensive loss	$(2,292,000)	$(278,000)

NOTE 9—Financial Instruments

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

Our short-term investments and financial instruments as of December 31, 2008 consist of marketable equity securities which are recorded at fair value in our consolidated financial statements based on quoted market prices (Level 1 inputs).  As of December 31, 2008, these investments had a cost basis and fair value of $134,000 and $103,000, respectively.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

The carrying value of our revolving line of credit at December 31, 2008 and 2007 approximates its fair value based on the interest rates available on similar borrowings.

NOTE 10—Related Party Transactions

During the years ended December 31, 2008, 2007 and 2006, we allocated costs of $2,104,000, $1,873,000 and $1,614,000, respectively, to DVD, a company related through common ownership, for certain administrative and operating services.  Additionally, DVD allocated costs of $295,000, $229,000 and $121,000 to us for the years ended December 31, 2008, 2007 and 2006, respectively.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2008, 2007 and 2006 NASCAR event weekends at Dover International Speedway, we provided certain services for which DVD was invoiced $1,237,000, $1,207,000 and $965,000, respectively.  Additionally, DVD invoiced us $434,000, $429,000 and $149,000, respectively, for our rental of a skybox suite, tickets and other services during DVD’s 2008, 2007 and 2006 NASCAR event weekends at Dover

International Speedway.  As of December 31, 2008 and 2007, our consolidated balance sheet includes an $11,000 and $18,000 payable to DVD, respectively, for the aforementioned items.  We settled these payables in January of 2009 and 2008, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

In conjunction with the spin-off from DVD, we and DVD entered into various agreements that addressed the allocation of assets and liabilities between the two companies and that define the companies’ relationship after the separation.  Among these are the Real Property Agreement and the Transition Support Services Agreement.

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

Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins and Henry B. Tippie are all Directors of ours and DVD. Denis McGlynn is the President and Chief Executive Officer of both companies, Klaus M. Belohoubek is the Senior Vice President — General Counsel and Secretary of both companies and Timothy R. Horne is the Senior Vice President — Finance and Chief Financial Officer of both companies.  Mr. Tippie controls in excess of fifty percent of the voting power of DVD.

NOTE 11—Commitments and Contingencies

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial position or cash flows.

As of December 31, 2008, we have purchase obligations related to the Phase VI expansion of our casino.  Construction began in the first quarter of 2007 and was completed in October 2008.  The estimated cost of the casino expansion is $51,000,000, of which approximately $49,500,000 was paid through December 31, 2008, and approximately $1,500,000 is included in accounts payable in the consolidated balance sheet.

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

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in our control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $9,100,000 to $10,200,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed. We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,100,000 and $2,200,000 and these amounts have been included in the maximum contingent liability disclosed above. This maximum tax gross up assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered. Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants. The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax. We are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

NOTE 12—Quarterly Results (unaudited)

	March 31	June 30	September 30	December 31
Year Ended December 31, 2008
Revenues	$59,789,000	$59,971,000	$63,929,000	$55,443,000
Operating earnings	$9,934,000	$10,271,000	$9,458,000	$6,842,000
Net earnings	$5,321,000	$5,698,000	$4,996,000	$3,496,000
Net earnings per share-basic	$0.17	$0.18	$0.16	$0.11
Net earnings per share-diluted	$0.17	$0.18	$0.16	$0.11

Year Ended December 31, 2007
Revenues	$60,631,000	$57,868,000	$64,566,000	$59,301,000
Operating earnings	$12,188,000	$11,306,000	$13,308,000	$10,094,000
Net earnings	$6,881,000	$6,404,000	$7,435,000	$5,365,000
Net earnings per share-basic	$0.21	$0.20	$0.23	$0.17
Net earnings per share-diluted	$0.21	$0.20	$0.23	$0.17

Per share data amounts for the quarters have each been calculated separately.  Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.