Form 10-Q
period 2009-03-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2009-05-08
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 30, 2009, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	15,464,610 shares
Class A Common Stock -	16,603,173 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Gaming	$54,903	$56,000
Other operating	4,177	3,789
	59,080	59,789
Expenses:
Gaming	43,153	42,411
Other operating	3,343	3,299
General and administrative	1,730	1,764
Depreciation	2,948	2,381
	51,174	49,855

Operating earnings	7,906	9,934

Interest expense	637	935

Earnings before income taxes	7,269	8,999

Income taxes	2,976	3,678

Net earnings	4,293	5,321

Unrealized loss on interest rate swap, net of income tax benefit of $134	(194)	—

Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $23 and $2, respectively	34	3

Unrealized loss on available-for-sale securities, net of income tax benefit of $3 and $0, respectively	(5)	(1)

Comprehensive earnings	$4,128	$5,323

Net earnings per common share:
Basic	$0.13	$0.17
Diluted	$0.13	$0.17

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$16,638	$17,889
Accounts receivable	3,987	2,661
Due from State of Delaware	3,944	10,870
Inventories	2,104	2,025
Prepaid expenses and other	2,381	2,029
Receivable from Dover Motorsports, Inc.	5	—
Deferred income taxes	1,224	1,317
Total current assets	30,283	36,791

Property and equipment, net	200,912	203,522
Other assets	976	1,019
Total assets	$232,171	$241,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,118	$4,679
Purses due horsemen	2,341	9,395
Accrued liabilities	10,025	7,419
Payable to Dover Motorsports, Inc.	—	11
Income taxes payable	3,448	619
Deferred revenue	216	212
Total current liabilities	19,148	22,335

Revolving line of credit	99,500	108,325
Liability for pension benefits	6,062	6,099
Other liabilities	328	—
Deferred income taxes	3,468	3,488
Total liabilities	128,506	140,247

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,464,610 and 15,209,544, respectively	1,547	1,521
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 16,603,173 and 16,603,173, respectively	1,660	1,660
Additional paid-in capital	963	933
Retained earnings	101,952	99,263
Accumulated other comprehensive loss	(2,457)	(2,292)
Total stockholders’ equity	103,665	101,085
Total liabilities and stockholders’ equity	$232,171	$241,332

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net earnings	$4,293	$5,321
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,948	2,381
Amortization of credit facility origination fees	10	10
Stock-based compensation	238	277
Deferred income taxes	32	22
Changes in assets and liabilities:
Accounts receivable	(1,326)	315
Due from State of Delaware	6,926	7,838
Inventories	(79)	36
Prepaid expenses and other	(326)	(43)
Receivable from/payable to Dover Motorsports, Inc.	(16)	(58)
Accounts payable	19	1,152
Purses due horsemen	(7,054)	(8,768)
Accrued liabilities	2,606	(1,798)
Income taxes payable	2,846	3,637
Deferred revenue	4	80
Other liabilities	20	(182)
Net cash provided by operating activities	11,141	10,220

Investing activities:
Capital expenditures	(1,918)	(11,117)
Net cash used in investing activities	(1,918)	(11,117)

Financing activities:
Borrowings from revolving line of credit	43,355	41,505
Repayments of revolving line of credit	(52,180)	(41,430)
Dividends paid	(1,604)	(1,587)
Repurchase of common stock	(45)	(899)
Proceeds from stock options exercised	—	12
Excess tax benefit on stock awards	—	22
Net cash used in financing activities	(10,474)	(2,377)

Net decrease in cash	(1,251)	(3,274)
Cash, beginning of period	17,889	22,456
Cash, end of period	$16,638	$19,182

Supplemental information:
Interest paid	$717	$1,049
Income taxes paid	$100	$—
Change in accounts payable for capital expenditures	$(1,580)	$648

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 6, 2009.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 - Business Operations

We are a diversified gaming and entertainment company whose operations consist of Dover Downs Casino — a 165,000 square-foot video lottery casino complex featuring the latest in slot machine offerings, including multi-player electronic table games with virtual dealers; the Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with conference, banquet, fine dining, ballroom, concert hall and spa facilities; and Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races. All of our operations are located at our entertainment complex in Dover, the capital of the State of Delaware.

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

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

We entered into a letter of intent on October 14, 2008 with UG Entertainment LLC (“UGE “) to provide management services for the operation of a video lottery facility at Underground Atlanta.  UGE has made presentations to the Georgia Lottery relative to the possibility of commencing video lottery operations at Underground Atlanta.  Such video lottery operations are not presently authorized and would require regulatory action by the Georgia Lottery and possibly legislative approval by the State of Georgia.  The letter of intent between us and UGE provides for a five year management agreement and affords us two renewal options for two years each subject to the attainment of certain financial criteria by the new facility. The letter of intent contemplates that the parties will negotiate and enter into an acceptable management agreement with terms and conditions comparable to management agreements of a similar nature.  Our compensation would consist of a management fee based on gross revenues and an incentive fee based on net earnings before taxes.  We have agreed to make a $500,000 non-interest bearing loan to UGE subject to certain conditions set forth in the letter of intent.  During April 2009, we loaned $100,000 of the total to UGE.  The letter of intent also contemplates that we will have the right to purchase up to 10% of the equity of UGE.

NOTE 3 - Summary of Significant Accounting Policies

Basis of consolidation—The consolidated financial statements include the accounts of Dover Downs Gaming & Entertainment, Inc. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets.  Changes in fair value are reported in other comprehensive income (loss).  See NOTE 6 — Stockholders’ Equity and NOTE 7 — Financial Instruments for further discussion.

Derivative Instruments and Hedging Activities—We are subject to interest rate risk on the variable component of the interest rate under our revolving credit agreement.  Effective January 15, 2009, we entered into a $35,000,000 interest rate swap agreement. The interest rate swap is being accounted for in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement Nos. 137, 138 and 149 and related interpretations.  We have designated the interest rate swap as a cash flow hedge.  Changes in the fair value of the effective portion of the interest rate swap are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  See NOTE 4 — Credit Facility and NOTE 7 — Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $67,409,000 and $64,532,000 as of March 31, 2009 and December 31, 2008, respectively.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities.  The capitalized interest is amortized over the estimated useful life of the asset to which it relates.  During the three months ended March 31, 2009, we incurred $637,000 of interest cost, none of which was capitalized.  During the three months ended March 31, 2008, we incurred $1,180,000 of interest cost, of which $245,000 was capitalized.

Income taxes—Deferred income taxes are provided on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years after 2004 remain open to examination by the major taxing jurisdictions to which we are subject.

Point loyalty program—We currently have a point loyalty program for our video lottery customers which allows them to earn points based on the volume of their video lottery activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $1,932,000 and $1,838,000, respectively, at March 31, 2009 and December 31, 2008, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,306,000 and $4,434,000 for the three months periods ended March 31, 2009 and 2008, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Net earnings per common share—Basic and diluted net earnings per common share (“EPS”) are calculated in accordance with FASB Statement No. 128, Earnings Per Share.  In June 2008, the FASB issued Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”) which clarifies EITF No. 03-6, Participating Securities and the Two-Class Method Under FAS No. 128.  Under this FSP, unvested share-based payment awards that include nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing EPS is required for all periods presented. We adopted the provisions of FSP EITF 03-6-1 effective January 1, 2009.

Our restricted stock awards include nonforfeitable rights to dividends with respect to nonvested shares. As clarified by FSP EITF 03-6-1, the nonvested shares of our restricted stock grants are considered participating securities and must be included in our computation of EPS. Accordingly, we have computed EPS to include the impact of outstanding nonvested shares of restricted stock in the calculation of basic EPS effective as of the first quarter of 2009 and have adjusted prior period EPS retrospectively for the inclusion of such outstanding nonvested restricted shares. The adoption of FSP EITF 03-6-1 had no impact on basic or diluted EPS for the three months ended March 31, 2008.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2009	2008
Net earnings per common share — basic:
Net earnings	$4,293,000	$5,321,000
Net earnings allocated to nonvested restricted stock awards	77,000	63,000
Net earnings available to common stockholders	$4,216,000	$5,258,000

Weighted-average shares outstanding	31,485,000	31,426,000

Net earnings per common share — basic	$0.13	$0.17

Net earnings per common share — diluted:
Net earnings	$4,293,000	$5,321,000
Net earnings allocated to nonvested restricted stock awards	77,000	63,000
Net earnings available to common stockholders	$4,216,000	$5,258,000

Weighted-average shares outstanding	31,485,000	31,426,000
Dilutive stock options	—	183,000
Weighted-average shares and dilutive shares outstanding	31,485,000	31,609,000

Net earnings per common share — diluted	$0.13	$0.17

For the three months ended March 31, 2009, options to purchase 634,526 shares of common stock were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.  There were no anti-dilutive securities excluded from the calculation of diluted EPS for the three months ended March 31, 2008.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our nonvested restricted stock awards and stock options of $238,000 and $277,000 as general and administrative expenses for the three months ended March 31, 2009 and 2008, respectively.  We recorded income tax benefits of $97,000 and $80,000 for the three months ended March 31, 2009 and 2008, respectively, related to our nonvested restricted stock awards.

Use of estimates—The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the reported amounts of assets and liabilities, disclosures about contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  We adjust such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ from these estimates.  Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Recent accounting pronouncements—In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. Statement No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of Statement No. 161 did not have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, Statement No. 157 does not require any new fair value measurements. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities that are measured at fair value on a recurring basis.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of Statement No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008.  The impact of adoption of Statement No. 157 for financial assets and liabilities is discussed in NOTE 7 — Financial Instruments.  The adoption of Statement No. 157 for non-recurring non-financial assets and liabilities did not have a significant impact on our consolidated financial statements.

NOTE 4 — Credit Facility

We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  At March 31, 2009, the maximum borrowing limit under the facility was $125,000,000 which reduces to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points (125 basis points at March 31, 2009) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points (50 basis points at March 31, 2009) depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2009, we were in compliance with all terms of the facility and there was $99,500,000 outstanding at a weighted average interest rate of 1.98%.  At March 31, 2009, $25,500,000 was available pursuant to the facility.

Historically, we managed our mix of fixed and variable rate debt by structuring the terms of our debt agreements.  Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 75 and 125 basis points depending on our leverage ratio (125 basis points at March 31, 2009).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.

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

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2009	2008
Service cost	$364,000	$321,000
Interest cost	175,000	149,000
Expected return on plan assets	(125,000)	(151,000)
Recognized net actuarial loss	55,000	3,000
Amortization of prior service cost	2,000	2,000
	$471,000	$324,000

We contributed $450,000 and $500,000 to our pension plans during the three months ended March 31, 2009 and 2008, respectively.  We expect to contribute between $1,500,000 and $3,000,000 to our pension plans in 2009 in order to satisfy minimum statutory funding requirements.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$1,521	$1,660	$933	$99,263	$(2,292)
Net earnings	—	—	—	4,293	—
Dividends paid, $0.05 per share	—	—	—	(1,604)	—
Issuance of nonvested stock awards, net of forfeitures	27	—	(27)	—	—
Stock-based compensation	—	—	238	—	—
Excess tax expense on stock awards	—	—	(137)	—	—
Unrealized loss on interest rate swap, net of income tax benefit of $134	—	—	—	—	(194)
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $23	—	—	—	—	34
Unrealized loss on available-for-sale securities, net of income tax benefit of $3	—	—	—	—	(5)
Repurchase and retirement of common stock	(1)	—	(44)	—	—
Balance at March 31, 2009	$1,547	$1,660	$963	$101,952	$(2,457)

On April 29, 2009, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.05 per share.  The dividend is payable on June 10, 2009 to stockholders of record at the close of business on May 10, 2009.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2009.  During the three months ended March 31, 2008, we purchased and retired 83,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $9.34 per share, not including nominal brokerage commissions.  At March 31, 2009, we had remaining repurchase authority of 1,653,333 shares.

During the three months ended March 31, 2009 and 2008, we purchased and retired 11,934 and 10,960 shares of our outstanding common stock for $45,000 and $115,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

As of March 31, 2009 and December 31, 2008, accumulated other comprehensive loss consists of the following:

	March 31, 2009	December 31, 2008
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,534,000 and $1,557,000, respectively	$(2,239,000)	$(2,273,000)
Unrealized loss on interest rate swap, net of income tax benefit of $134,000	(194,000)	—
Accumulated unrealized loss on available-for-sale securities, net of income tax benefit of $15,000 and $12,000, respectively	(24,000)	(19,000)
Accumulated other comprehensive loss	$(2,457,000)	$(2,292,000)

NOTE 7 — Financial Instruments

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

The following table summarizes the valuation of our financial instruments by the Statement No. 157 pricing levels as of March 31, 2009:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$97,000	$97,000	$—	$—
Interest rate swap	(328,000)	—	(328,000)	—

Our investments in available-for-sale securities are recorded at fair value based on quoted market prices.  These investments are included in other non-current assets on our consolidated balance sheets.

At March 31, 2009, there was $99,500,000 outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore approximate fair value.  We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt.  As a result, as described in NOTE 4 — Credit Facility, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  At March 31, 2009, the interest rate swap had a negative fair value of $328,000 which is recorded in other liabilities.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

NOTE 8 - Related Party Transactions

During the three months ended March 31, 2009 and 2008, we allocated costs of $489,000 and $526,000, respectively, to DVD, a company related through common ownership, for certain administrative and operating services.  Additionally, DVD allocated costs of $73,000 and $36,000 to us for the three months ended March 31, 2009 and 2008, respectively.  The allocations were based on an analysis of each company’s share of the costs.  Additionally, DVD invoiced us $91,000 and $89,000 in the three months ended March 31, 2009 and 2008, respectively, for our rental of a skybox suite, tickets and other services during DVD’s 2009 and 2008 NASCAR event weekends at Dover International Speedway.  As of March 31, 2009 and December 31, 2008, our consolidated balance sheets include a $5,000 receivable and $11,000 payable to DVD, respectively, for the aforementioned items.  We settled these items in April 2009 and January 2009, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

NOTE 9 — Commitments and Contingencies

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

On July 10, 2008, our Phase VI casino expansion, The Colonnade, was partially opened to the public with approximately 500 additional slot machines, Doc Magrogan’s Oyster House, Sweet Perks Too and the Dover Downs’ Fire & Ice Lounge debuting.  Four retail outlets opened and space for two additional outlets was completed in late September 2008.  The expansion, which is now complete, added approximately 68,000 square-feet of space bringing our video lottery casino complex to 165,000 square-feet.  Additionally, our average number of machines was 3,073 in the first quarter of 2009 as a result of the expansion.

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

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Gaming revenues decreased by $1,097,000, or 2.0%, to $54,903,000 in the first quarter of 2009 primarily as a result of decreased play in our casino.  We believe that the decrease in casino play can be attributed to the general downturn in economic conditions and the related impact on consumer spending.  We believe that the decrease would have been more significant but for the opening of our Phase VI casino expansion in the third quarter of 2008, the opening of our hotel expansion during the latter part of 2007, targeted marketing efforts using our player database and our efforts to provide our customers with enhanced casino products and other amenities.  Our average number of machines increased from 2,688 in the first quarter of 2008 to 3,073 in the first quarter of 2009 due to our Phase VI casino expansion.  As a result of our hotel expansion, our average number of available rooms increased 18% over the first quarter of 2008.

Other operating revenues were $4,177,000 in the first quarter of 2009 as compared to $3,789,000 in the first quarter of 2008.  Net food and beverage revenues increased $142,000 to $2,808,000 from $2,666,000 in the first quarter of 2008 primarily due to the opening of the Dover Downs’ Fire & Ice Lounge and our Sweet Perks Too coffee shop in July 2008 and increased banquet sales.  Additionally, cash rooms revenue increased $259,000 in the first quarter of 2009 mainly due to the hotel expansion.  All other operating revenues decreased $13,000.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,306,000 and $4,434,000 in the first quarter of 2009 and 2008, respectively.

Gaming expenses increased by $742,000, or 1.7%, primarily as a result of legislation enacted by the State effective July 1, 2008 that (1) increases the existing surcharge on the portion of slot win that we retain, (2) requires that we pay the costs of all franchise games which were previously shared with the State, and (3) requires that we pay an additional annual amount for certain horse racing costs that were previously funded by the State.  The increased surcharge and fees were approximately $960,000 for the first quarter of 2009.

Other operating expenses increased by $44,000, or 1.3%, reflecting the higher revenues.  Expenses related to our food and beverage operations were $2,870,000 in the first quarter of 2009 and $2,793,000 in the first quarter of 2008.  These increased expenses were primarily related to our new Dover Downs’ Fire & Ice Lounge and Sweet Perks Too coffee shop which opened in the third quarter of 2008.  Expenses related to our rooms operations increased $100,000 in the first quarter of 2009 primarily due to the hotel expansion.

General and administrative expenses decreased slightly to $1,730,000 in the first quarter of 2009 as compared to $1,764,000 in the first quarter of 2008.

Depreciation expense was $2,948,000 in the first quarter of 2009 as compared to $2,381,000 in the first quarter of 2008.  The increase resulted primarily from the opening of our Phase VI casino expansion during the third quarter of 2008.

Interest expense decreased by $298,000 due to a lower average interest rate on our credit facility.  Partially offsetting this decrease was higher average outstanding borrowings on our credit facility.  Additionally, we capitalized interest of $245,000 in the first quarter of 2008 related to our hotel and casino expansions.

Our effective income tax rate was 40.9% for the three months ended March 31, 2009 and 2008.

Liquidity and Capital Resources

Net cash provided by operating activities was $11,141,000 for the three months ended March 31, 2009 compared to $10,220,000 for the three months ended March 31, 2008.  The increase was primarily due to the timing of invoices from and payments to vendors and other working capital changes.

Net cash used in investing activities was $1,918,000 for the three months ended March 31, 2009 compared to $11,117,000 for the three months ended March 31, 2008 and was related to capital improvements.  Capital expenditures for the first three months of 2009 related primarily to final payments made for our Phase VI casino expansion.  Capital expenditures for the first three months of 2008 also related primarily to the Phase VI casino expansion, as well as the completion of our hotel expansion.

Net cash used in financing activities was $10,474,000 for the three months ended March 31, 2009 compared to $2,377,000 for the three months ended March 31, 2008.  During the first three months of 2009, we repaid $8,825,000 of our credit facility.  During the first three months of 2008, the outstanding borrowings under our line of credit facility remained relatively unchanged.  We repurchased and retired $45,000 of our outstanding common stock during the first three months of 2009 compared to $899,000 during the first three months of 2008.  We paid $1,604,000 and $1,587,000 in cash dividends during the first three months of 2009 and 2008, respectively.

On April 29, 2009, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.05 per share.  The dividend is payable on June 10, 2009 to shareholders of record at the close of business on May 10, 2009.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2009.  During the three months ended March 31, 2008, we purchased and retired 83,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $9.34 per share, not including nominal brokerage commissions.  At March 31, 2009, we had remaining repurchase authority of 1,653,333 shares.

Based on current business conditions, we expect to make additional capital expenditures of approximately $1,500,000 during 2009, primarily for renovations to our existing casino facility, casino equipment and improvements in our food and beverage departments.  Additionally, we expect to contribute between $1,500,000 and $3,000,000 to our pension plans in 2009 in order to satisfy minimum statutory funding requirements, of which $450,000 was contributed in the first quarter of 2009.

We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  At March 31, 2009, the maximum borrowing limit under the facility was $125,000,000 which reduces to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points (125 basis points at March 31, 2009) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points (50 basis points at March 31, 2009) depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2009, we were in compliance with all terms of the facility and there was $99,500,000 outstanding at a weighted average interest rate of 1.98%.  At March 31, 2009, $25,500,000 was available pursuant to the facility.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 75 and 125 basis points depending on our leverage ratio (125 basis points at March 31, 2009).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.

Effective July 1, 2008, the State enacted legislation that (1) increases the existing surcharge on the portion of slot win that we retain, (2) requires that we pay the costs of all franchise games which were previously shared with the State, and (3) requires that we pay an additional annual amount to a certain horse racing industry organization previously funded by the State.  That legislation also allows us to operate all day on Sundays and eliminates the prior legislatively imposed limit on our use of free promotional slot play.  The impact of these changes and the additional machine fees were approximately $960,000 for the three months ended March 31, 2009.

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

Contractual Obligations

At March 31, 2009, we had the following contractual obligations:

		Payments Due by Period
	Total	2009	2010 – 2011	2012 – 2013	Thereafter
Revolving line of credit	$99,500,000	$—	$14,500,000	$85,000,000	$—
Estimated interest payments on revolving line of credit(a)	6,799,000	1,787,000	4,465,000	547,000	—
Pension contributions(b)	1,800,000	1,800,000	—	—	—
	$108,099,000	$3,587,000	$18,965,000	$85,547,000	$—

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal or the maximum borrowing limit as of March 31, 2009.  For $35,000,000 of our outstanding borrowings, we used the fixed interest rate per the interest rate swap agreement.  For the remaining $64,500,000 of our outstanding borrowings, we used our interest rates as of March 31, 2009.

(b) We expect to contribute between $1,500,000 and $3,000,000 to our pension plans for 2009 in order to satisfy minimum statutory funding requirements, of which $450,000 was contributed in the first quarter of 2009.  For years subsequent to 2009, we are unable to estimate what our pension contributions will be.

Related Party Transactions

See NOTE 8 — Related Party Transactions to our consolidated financial statements included elsewhere in this document for a full description of related party transactions.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors.  The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  The Maryland Legislature passed legislation in 2008 that will permit up to 15,000 slot machines in five different specific locations throughout Maryland. The legislation requires a Constitutional amendment which passed on a referendum vote in November 2008.  The establishment of any gaming locations in the State remains subject to local zoning prohibitions and may face further opposition.  As the number of machines and the specific locations of the gaming establishments are set by the State’s Constitution, any changes to the number of machines or the locations would require further amendment to the State Constitution.   It is difficult for us to predict what types of gaming establishments may ultimately be built in Maryland or when they are likely to become operational.  Management has estimated that approximately 42% of our total slot win comes from Maryland patrons.  Approximately 69% of our Capital Club® member slot win comes from out of state patrons.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will ultimately have on us, but several facilities in Pennsylvania began operations by the end of 2006.  Management has estimated that slot win from Pennsylvania patrons currently represents approximately 4% of our total slot win, which is the same as the prior year.

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

Effective July 1, 2008, the State enacted legislation that (1) increases the existing surcharge on the portion of slot win that we retain, (2) requires that we pay the costs of all franchise games which were previously shared with the State, and (3) requires that we pay an additional annual amount to a certain horse racing industry organization previously funded by the State.  That legislation also allows us to operate all day on Sundays and eliminates the prior legislatively imposed limit on our use of free promotional slot play.  The impact of these changes and the additional machine fees were approximately $960,000 for the three months ended March 31, 2009.

Legislation proposed by Delaware’s new Governor passed the State House of Representatives May 8, 2009 and is expected to be voted on in the Senate shortly. It calls for a significant increase in gaming proceeds retained by the State, and the introduction of sports betting and table games.  However, many details remain to be worked out, such as the exact nature of the sports betting wagers that the State will permit. In addition, further legislation relative to table games will be required in order to establish licensing fees and the allocation of proceeds for table games.  We are unable to predict the effect of this legislation at this time.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk resulting from changes in interest rates.  We do not engage in speculative or leveraged transactions, nor hold or issue financial instruments for trading purposes.

At March 31, 2009, we have marketable securities of $97,000.  These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet.  Fair-value is determined based on the current market values.

At March 31, 2009, there was $99,500,000 outstanding under our revolving credit agreement.  The credit agreement bears interest at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points (125 basis points at March 31, 2009) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points (50 basis points at March 31, 2009) depending on the leverage ratio.  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  Historically, we managed our mix of fixed and variable rate debt by structuring the terms of our debt agreements.  Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 75 and 125 basis points depending on our leverage ratio (125 basis points at March 31, 2009).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  The agreement terminates on April 17, 2012.  As of March 31, 2009, the interest rate swap had a negative fair value of $328,000.  An increase in interest rates of one percent would result in the interest rate swap having a fair value of approximately $686,000 at March 31, 2009.  A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $1,373,000 at March 31, 2009. A change in interest rates will have no impact on the interest expense associated with the $35,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement.  A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at March 31, 2009 not subject to the interest rate swap would cause a change in total annual interest costs of $645,000.  The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at March 31, 2009.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2009.  At March 31, 2009, we had remaining repurchase authority of 1,653,333 shares.

During the three months ended March 31, 2009, we purchased and retired 11,934 shares of our outstanding common stock for $45,000.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

The following table details our purchases of equity securities for the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 – January 31, 2009	11,934	$3.68	—	1,653,333
February 1, 2009 – February 28, 2009	—	—	—	1,653,333
March 1, 2009 – March 31, 2009	—	—	—	1,653,333
Total	11,934	$3.68	—	1,653,333

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 29, 2009, Henry B. Tippie and R. Randall Rollins were re-elected as directors by our stockholders.  Directors whose terms of office continued after the meeting were Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., Kenneth K. Chalmers and Patrick J. Bagley.

	Votes For	Votes Withheld	Shares Not Voted
Election of Henry B. Tippie	173,286,923	6,974,076	1,235,341
Election of R. Randall Rollins	174,862,206	5,398,793	1,235,341

Item 5.            Other Information

None.

Item 6.            Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	May 8, 2009	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and
Chief Financial Officer