Form 10-Q
period 2009-06-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2009-08-07
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2009, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	15,461,219 shares
Class A Common Stock -	16,603,173 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Gaming	$53,310	$54,643	$108,213	$110,643
Other operating	5,220	5,328	9,397	9,117
	58,530	59,971	117,610	119,760
Expenses:
Gaming	42,463	41,443	85,616	83,854
Other operating	3,908	4,182	7,251	7,481
General and administrative	1,778	1,596	3,508	3,360
Depreciation	3,073	2,479	6,021	4,860
	51,222	49,700	102,396	99,555

Operating earnings	7,308	10,271	15,214	20,205

Interest expense	628	631	1,265	1,566

Earnings before income taxes	6,680	9,640	13,949	18,639

Income taxes	2,742	3,942	5,718	7,620

Net earnings	3,938	5,698	8,231	11,019

Unrealized gain on interest rate swap, net of income taxes	261	—	67	—

Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income taxes	34	3	68	6

Unrealized gain (loss) on available-for-sale securities, net of income taxes	7	—	2	(1)

Comprehensive earnings	$4,240	$5,701	$8,368	$11,024

Net earnings per common share:
Basic	$0.12	$0.18	$0.26	$0.35
Diluted	$0.12	$0.18	$0.26	$0.34

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$19,097	$17,889
Accounts receivable	2,253	2,661
Due from State of Delaware	6,603	10,870
Inventories	2,083	2,025
Prepaid expenses and other	2,633	2,029
Prepaid income taxes	305	—
Deferred income taxes	1,285	1,317
Total current assets	34,259	36,791

Property and equipment, net	198,001	203,522
Other assets	1,041	1,019
Total assets	$233,301	$241,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,589	$4,679
Purses due horsemen	5,408	9,395
Accrued liabilities	8,059	7,419
Payable to Dover Motorsports, Inc.	9	11
Income taxes payable	—	619
Deferred revenue	233	212
Total current liabilities	16,298	22,335

Revolving line of credit	100,625	108,325
Liability for pension benefits	6,251	6,099
Deferred income taxes	3,600	3,488
Total liabilities	126,774	140,247

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,461,219 and 15,209,544, respectively	1,546	1,521
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 16,603,173 and 16,603,173, respectively	1,660	1,660
Additional paid-in capital	1,190	933
Retained earnings	104,286	99,263
Accumulated other comprehensive loss	(2,155)	(2,292)
Total stockholders’ equity	106,527	101,085
Total liabilities and stockholders’ equity	$233,301	$241,332

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net earnings	$8,231	$11,019
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,021	4,860
Amortization of credit facility origination fees	18	18
Stock-based compensation	478	527
Deferred income taxes	(124)	87
Changes in assets and liabilities:
Accounts receivable	408	1,802
Due from State of Delaware	4,267	4,840
Inventories	(58)	(191)
Prepaid expenses and other	(527)	(279)
Prepaid income taxes/income taxes payable	(887)	(560)
Accounts payable	(510)	246
Purses due horsemen	(3,987)	(5,067)
Accrued liabilities	640	(2,442)
Payable to/receivable from Dover Motorsports, Inc.	(2)	(19)
Deferred revenue	21	265
Other liabilities	267	(63)
Net cash provided by operating activities	14,256	15,043

Investing activities:
Capital expenditures	(2,081)	(26,469)
Purchase of available-for-sale securities	—	(100)
Net cash used in investing activities	(2,081)	(26,569)

Financing activities:
Borrowings from revolving line of credit	89,775	94,215
Repayments of revolving line of credit	(97,475)	(81,640)
Dividends paid	(3,208)	(3,178)
Repurchase of common stock	(59)	(1,040)
Proceeds from stock options exercised	—	366
Excess tax benefit on stock awards	—	25
Net cash (used in) provided by financing activities	(10,967)	8,748

Net increase (decrease) in cash	1,208	(2,778)
Cash, beginning of period	17,889	22,456
Cash, end of period	$19,097	$19,678

Supplemental information:
Interest paid	$1,685	$1,673
Income taxes paid	$6,730	$8,076
Change in accounts payable for capital expenditures	$(1,580)	$1,722

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 6, 2009.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 - Business Operations

We are a diversified gaming and entertainment company whose operations consist of Dover Downs Casino — a 165,000 square-foot video lottery casino complex featuring the latest in slot machine offerings, including multi-player electronic table games with virtual dealers; the Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with conference, banquet, fine dining, ballroom, concert hall and spa facilities; and Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.  The casino facility also includes the Dover Downs’ Fire & Ice Lounge, Doc Magrogan’s Oyster House, Sweet Perks Too, and four retail outlets. Two additional outlets in the new Colonnade casino expansion are being renovated to accommodate a new race and sports book and Frankie’s Italian restaurant.  All of our operations are located at our entertainment complex in Dover, the capital of the State of Delaware.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $70,245,000 and $64,532,000 as of June 30, 2009 and December 31, 2008, respectively.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities.  The capitalized interest is amortized over the estimated useful life of the asset to which it relates.  During the three and six-month periods ended June 30, 2009, we incurred $628,000 and $1,265,000 of interest cost, respectively, none of which was capitalized.  During the three and six-month periods ended June 30, 2008, we incurred $918,000 and $2,098,000 of interest cost, of which $287,000 and $532,000 was capitalized, respectively.

Income taxes—Deferred income taxes are provided on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years after 2004 remain open to examination by the major taxing jurisdictions to which we are subject.

Point loyalty program—We currently have a point loyalty program for our video lottery customers which allows them to earn points based on the volume of their video lottery activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $2,005,000 and $1,838,000, respectively, at June 30, 2009 and December 31, 2008, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from video lottery (slot) machine wins and losses and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,461,000 and $8,767,000, and $4,388,000 and $8,822,000 for the three and six-month periods ended June 30, 2009 and 2008, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Our restricted stock awards include nonforfeitable rights to dividends with respect to nonvested shares. As clarified by FSP EITF 03-6-1, the nonvested shares of our restricted stock grants are considered participating securities and must be included in our computation of EPS. Accordingly, we have computed EPS to include the impact of outstanding nonvested shares of restricted stock in the calculation of basic EPS effective as of the first quarter of 2009 and have adjusted prior period EPS retrospectively for the inclusion of such outstanding nonvested restricted shares. The adoption of FSP EITF 03-6-1 did not change our basic or diluted EPS for the three-month period ended June 30, 2008 and did not change our basic EPS for the six-month period then ended.  The adoption of FSP EITF 03-6-1 reduced diluted EPS by $0.01 for the six-month period ended June 30, 2008.

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings per common share — basic:
Net earnings	$3,938	$5,698	$8,231	$11,019
Net earnings allocated to nonvested restricted stock awards	71	67	148	130
Net earnings available to common stockholders	$3,867	$5,631	$8,083	$10,889

Weighted-average shares outstanding	31,493	31,434	31,489	31,430

Net earnings per common share — basic	$0.12	$0.18	$0.26	$0.35

Net earnings per common share — diluted:
Net earnings	$3,938	$5,698	$8,231	$11,019
Net earnings allocated to nonvested restricted stock awards	71	67	148	130
Net earnings available to common stockholders	$3,867	$5,631	$8,083	$10,889

Weighted-average shares outstanding	31,493	31,434	31,489	31,430
Dilutive stock options	—	109	—	146
Weighted-average shares and dilutive shares outstanding	31,493	31,543	31,489	31,576

Net earnings per common share — diluted	$0.12	$0.18	$0.26	$0.34

For the three and six-month periods ended June 30, 2009, options to purchase 634,526 shares of common stock were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.  There were no anti-dilutive securities excluded from the calculation of diluted EPS for the three and six-month periods ended June 30, 2008.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our nonvested restricted stock awards and stock options of $240,000 and $478,000, and $250,000 and $527,000 as general and administrative expenses for the three and six-month periods ended June 30, 2009 and 2008, respectively.  We recorded income tax benefits of $97,000 and $194,000, and $80,000 and $160,000 for the three and six-month periods ended June 30, 2009 and 2008, respectively, related to our nonvested restricted stock awards.

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

Recent accounting pronouncements—In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter ending September 30, 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009.  We will adopt SFAS No. 166 in 2010 and do not expect that it will have an impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. For the three and six months ended June 30, 2009, we evaluated, for potential recognition and disclosure, events that occurred prior to the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 on August 7, 2009.  We adopted SFAS No. 165 in the current quarter ending June 30, 2009 and it did not have an impact on our consolidated financial statements.

NOTE 4 — Credit Facility

We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  At June 30, 2009, the maximum borrowing limit under the facility was $125,000,000 which reduces to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points (125 basis points at June 30, 2009) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points (50 basis points at June 30, 2009) depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2009, we were in compliance with all terms of the facility and there was $100,625,000 outstanding at a weighted average interest rate of 1.73%.  At June 30, 2009, $24,375,000 was available pursuant to the facility.

Historically, we managed our mix of fixed and variable rate debt by structuring the terms of our debt agreements.  Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 75 and 125 basis points depending on our leverage ratio (125 basis points at June 30, 2009).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.

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

The components of net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$364,000	$322,000	$728,000	$643,000
Interest cost	175,000	149,000	350,000	298,000
Expected return on plan assets	(125,000)	(152,000)	(250,000)	(303,000)
Recognized net actuarial loss	55,000	2,000	110,000	5,000
Amortization of prior service cost	2,000	3,000	4,000	5,000
	$471,000	$324,000	$942,000	$648,000

We contributed $225,000 and $675,000, and $300,000 and $800,000 to our pension plans during the three and six-month periods ended June 30, 2009 and 2008, respectively.  We expect to contribute between $1,500,000 and $3,000,000 to our pension plans in 2009 in order to satisfy minimum statutory funding requirements.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$1,521	$1,660	$933	$99,263	$(2,292)
Net earnings	—	—	—	8,231	—
Dividends paid, $0.10 per share	—	—	—	(3,208)	—
Issuance of nonvested stock awards, net of forfeitures	27	—	(27)	—	—
Stock-based compensation	—	—	478	—	—
Tax shortfall from stock awards	—	—	(137)	—	—
Unrealized gain on interest rate swap, net of income tax expense of $46	—	—	—	—	67
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $46	—	—	—	—	68
Unrealized gain on available-for-sale securities, net of income tax expense of $1	—	—	—	—	2
Repurchase and retirement of common stock	(2)	—	(57)	—	—
Balance at June 30, 2009	$1,546	$1,660	$1,190	$104,286	$(2,155)

On July 29, 2009, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.05 per share.  The dividend is payable on September 10, 2009 to stockholders of record at the close of business on August 10, 2009.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2009.  During the three and six-month periods ended June 30, 2008, we purchased and retired 15,000 and 98,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $7.71 and $9.09 per share, respectively, not including nominal brokerage commissions.  At June 30, 2009, we had remaining repurchase authority of 1,653,333 shares.

During the three and six-month periods ended June 30, 2009, we purchased and retired 3,391 and 15,325 shares of our outstanding common stock for $14,000 and $59,000, respectively.  During the three and six-month periods ended June 30, 2008, we purchased and retired 2,921 and 13,881 shares of our outstanding common stock for $24,000 and $139,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

As of June 30, 2009 and December 31, 2008, accumulated other comprehensive loss consists of the following:

	June 30, 2009	December 31, 2008
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,511,000 and $1,557,000, respectively	$(2,205,000)	$(2,273,000)
Unrealized gain on interest rate swap, net of income tax expense of $46,000	67,000	—
Accumulated unrealized loss on available-for-sale securities, net of income tax benefit of $11,000 and $12,000, respectively	(17,000)	(19,000)
Accumulated other comprehensive loss	$(2,155,000)	$(2,292,000)

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

The following table summarizes the valuation of our financial instruments by the Statement No. 157 pricing levels as of June 30, 2009:

	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$108,000	$108,000	$—	$—
Interest rate swap	113,000	—	113,000	—

Our investments in available-for-sale securities are recorded at fair value based on quoted market prices.  These investments are included in other non-current assets on our consolidated balance sheets.

At June 30, 2009, there was $100,625,000 outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore approximate fair value.  We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt.  As a result, as described in NOTE 4 — Credit Facility, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  At June 30, 2009, the interest rate swap had a fair value of $113,000 which is recorded in other assets.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to receive to terminate the swap.  We recognized $67,000, net of income taxes, in unrealized gains on our interest rate swap for the six months ended June 30, 2009.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

NOTE 8 - Related Party Transactions

During the three and six-month periods ended June 30, 2009 and 2008, we allocated costs of $499,000 and $988,000, and $531,000 and $1,057,000, respectively, to DVD, a company related through common ownership, for certain administrative and operating services.  Additionally, DVD allocated costs of $60,000 and $133,000, and $36,000 and $72,000 to us for the three and six-month periods ended June 30, 2009 and 2008, respectively.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s June 2009 and 2008 NASCAR event weekends at Dover International Speedway, we provided certain services for which DVD was invoiced $491,000 and $634,000, respectively.  Additionally, DVD invoiced us $121,000 and $212,000, and $187,000 and $276,000 in the three and six-month periods ended June 30, 2009 and 2008, respectively, for our rental of a skybox suite, tickets and other services during DVD’s 2009 and 2008 NASCAR event weekends at Dover International Speedway.  As of June 30, 2009 and December 31, 2008, our consolidated balance sheets include a $9,000 and $11,000 payable to DVD, respectively, for the aforementioned items.  We settled these items in July 2009 and January 2009, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of Dover Downs Casino — a 165,000 square-foot video lottery casino complex featuring the latest in slot machine offerings, including multi-player electronic table games with virtual dealers; the Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with conference, banquet, fine dining, ballroom, concert hall and spa facilities; and Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.  The casino facility also includes the Dover Downs’ Fire & Ice Lounge, Doc Magrogan’s Oyster House, Sweet Perks Too, and four retail outlets.  Two additional outlets in the new Colonnade casino expansion are being renovated to accommodate a new race and sports book and Frankie’s Italian restaurant.

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

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Gaming revenues decreased by $1,333,000, or 2.4%, to $53,310,000 in the second quarter of 2009 primarily as a result of decreased play in our casino.  We believe that the decrease in casino play can be attributed to the general downturn in economic conditions and the related impact on consumer spending.  We believe that the decrease would have been more significant but for the opening of our Phase VI casino expansion in the third quarter of 2008, the opening of our hotel expansion during the latter part of 2007, targeted marketing efforts using our player database and our efforts to provide our customers with enhanced casino products and other amenities.  Our average number of machines increased from 2,629 in the second quarter of 2008 to 3,036 in the second quarter of 2009 due to our Phase VI casino expansion.

Other operating revenues were $5,220,000 in the second quarter of 2009 as compared to $5,328,000 in the second quarter of 2008.  Net food and beverage revenues decreased $348,000 to $3,160,000 from $3,508,000 in the second quarter of 2008 due primarily to lower banquet sales.  These decreases were partially offset by the opening of the Dover Downs’ Fire & Ice Lounge and our Sweet Perks Too coffee shop in July 2008.  Cash rooms revenue increased $79,000 in the second quarter of 2009 mainly due to the hotel expansion.  All other operating revenues increased $161,000.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,461,000 and $4,388,000 in the second quarter of 2009 and 2008, respectively.

Gaming expenses increased by $1,020,000, or 2.5%, primarily as a result of increased gaming taxes and slot machine fees that resulted from legislation passed in June of 2008 that became effective on July 1, 2008, and from legislation passed in May of 2009 that became effective on May 28, 2009.  The impact of this legislation resulted in an increase in our gaming taxes and slot machine fees of approximately $1,800,000 in the second quarter of 2009.  Partially offsetting these increases were decreases in our gaming taxes due to the lower gaming revenues.

Other operating expenses decreased by $274,000, or 6.6%.  Expenses related to our food and beverage operations were lower primarily from the lower revenues.  These decreased expenses were partially offset by expenses related to our new Dover Downs’ Fire & Ice Lounge and Sweet Perks Too coffee shop which opened in the third quarter of 2008.

General and administrative expenses increased to $1,778,000 in the second quarter of 2009 as compared to $1,596,000 in the second quarter of 2008, primarily due to increased pension costs and the expensing of a $100,000 loan to UG Entertainment LLC related to the Underground Atlanta project.

Depreciation expense was $3,073,000 in the second quarter of 2009 as compared to $2,479,000 in the second quarter of 2008.  The increase resulted primarily from the opening of our Phase VI casino expansion during the third quarter of 2008.

Interest expense remained consistent between the three months ended June 30, 2009 and 2008 at $628,000 and $631,000, respectively.  Our interest expense decreased due to a lower average interest rate on our credit facility.  Partially offsetting this decrease was higher average outstanding borrowings on our credit facility.  Additionally, we capitalized interest of $287,000 in the second quarter of 2008 related to our hotel and casino expansions.  No interest was capitalized in the second quarter of 2009.

Our effective income tax rate was 41.0% and 40.9% for the three months ended June 30, 2009 and 2008, respectively.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Gaming revenues decreased by $2,430,000, or 2.2%, to $108,213,000 in the first six months of 2009 primarily as a result of decreased play in our casino.  We believe that the decrease in casino play can be attributed to the general downturn in economic conditions and the related impact on consumer spending.  We believe that the decrease would have been more significant but for the opening of our Phase VI casino expansion in the third quarter of 2008, the opening of our hotel expansion during the latter part of 2007, targeted marketing efforts using our player database and our efforts to provide our customers with enhanced casino products and other amenities.  Our average number of machines increased from 2,659 in the first six months of 2008 to 3,055 in the first six months of 2009 due to our Phase VI casino expansion.  As a result of our hotel expansion, our average number of available rooms increased 10.3% over the first six months of 2008.

Other operating revenues were $9,397,000 in the first six months of 2009 as compared to $9,117,000 in the first six months of 2008.  Net food and beverage revenues decreased $206,000 to $5,968,000 from $6,174,000 in the first six months of 2008 due primarily to lower banquet sales, and lower revenues in our fine dining restaurant and our deli.  These decreases were partially offset by the opening of the Dover Downs’ Fire & Ice Lounge and our Sweet Perks Too coffee shop in July 2008.  Cash rooms revenue increased $338,000 in the first six months of 2009 mainly due to the hotel expansion.  All other operating revenues increased $148,000.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $8,767,000 and $8,822,000 in the first six months of 2009 and 2008, respectively.

Gaming expenses increased by $1,762,000, or 2.1%, primarily as a result of increased gaming taxes and slot machine fees that resulted from legislation passed in June of 2008 that became effective on July 1, 2008, and from legislation passed in May of 2009 that became effective on May 28, 2009.  The impact of this legislation resulted in an increase in our gaming taxes and slot machine fees of approximately $2,800,000 for the first six months of 2009.  Partially offsetting these increases were decreases in our gaming taxes due to the lower gaming revenues.

Other operating expenses decreased by $230,000, or 3.1%.  Expenses related to our food and beverage operations were lower primarily from the lower revenues.  These decreased expenses were partially offset by expenses related to our new Dover Downs’ Fire & Ice Lounge and Sweet Perks Too coffee shop which opened in the third quarter of 2008.  Expenses related to our rooms operations increased $135,000 in the first six months of 2009 primarily due to the hotel expansion.

General and administrative expenses increased to $3,508,000 in the first six months of 2009 as compared to $3,360,000 in the first six months of 2008, primarily due to increased pension costs.

Depreciation expense was $6,021,000 in the first six months of 2009 as compared to $4,860,000 in the first six months of 2008.  The increase resulted primarily from the opening of our Phase VI casino expansion during the third quarter of 2008.

Interest expense decreased by $301,000 due to a lower average interest rate on our credit facility.  Partially offsetting this decrease was higher average outstanding borrowings on our credit facility.  Additionally, we capitalized interest of $532,000 in the first six months of 2008 related to our hotel and casino expansions.  No interest was capitalized in the second quarter of 2009.

Our effective income tax rate was 41.0% and 40.9% for the six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Net cash provided by operating activities was $14,256,000 for the six months ended June 30, 2009 compared to $15,043,000 for the six months ended June 30, 2008.  The decrease was primarily due to lower earnings.

Net cash used in investing activities was $2,081,000 for the six months ended June 30, 2009 compared to $26,569,000 for the six months ended June 30, 2008 and was related to capital improvements.  Capital expenditures for the first six months of 2009 related primarily to final payments made for our Phase VI casino expansion.  Capital expenditures for the first six months of 2008 also related primarily to the Phase VI casino expansion, as well as the completion of our hotel expansion.

Net cash used in financing activities was $10,967,000 for the six months ended June 30, 2009 compared to net cash provided by financing activities of $8,748,000 for the six months ended June 30, 2008.  During the first six months of 2009, we repaid $7,700,000 of our credit facility.  During the first six months of 2008, we borrowed an additional $12,575,000 under our credit facility.  We repurchased and retired $59,000 of our outstanding common stock during the first six months of 2009 compared to $1,040,000 during the first six months of 2008.  We paid $3,208,000 and $3,178,000 in cash dividends during the first six months of 2009 and 2008, respectively.

On July 29, 2009, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.05 per share.  The dividend is payable on September 10, 2009 to shareholders of record at the close of business on August 10, 2009.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2009.  During the six months ended June 30, 2008, we purchased and retired 98,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $9.09 per share, not including nominal brokerage commissions.  At June 30, 2009, we had remaining repurchase authority of 1,653,333 shares.

Based on current business conditions, we expect to make additional capital expenditures of approximately $2,000,000 during 2009, primarily for renovations to our existing casino facility, casino equipment and improvements in our food and beverage departments, and the renovation of existing casino facility space for a new race and sports book operation.  Additionally, we expect to contribute between $1,500,000 and $3,000,000 to our pension plans in 2009 in order to satisfy minimum statutory funding requirements, of which $675,000 was contributed in the first six months of 2009.

We have a credit facility with Wilmington Trust Company that expires on April 17, 2012.  At June 30, 2009, the maximum borrowing limit under the facility was $125,000,000 which reduces to $100,000,000 on January 1, 2010, to $85,000,000 on January 1, 2011 and to $75,000,000 on January 1, 2012.  Interest is based, at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points (125 basis points at June 30, 2009) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points (50 basis points at June 30, 2009) depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2009, we were in compliance with all terms of the facility and there was $100,625,000 outstanding at a weighted average interest rate of 1.73%.  At June 30, 2009, $24,375,000 was available pursuant to the facility.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 75 and 125 basis points depending on our leverage ratio (125 basis points at June 30, 2009).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.

Effective July 1, 2008, the State enacted legislation that (1) increases the existing surcharge on the portion of slot win that we retain, (2) requires that we pay the costs of all franchise games which were previously shared with the State, and (3) requires that we pay an additional annual amount to a certain horse racing industry organization previously funded by the State.  That legislation also allows us to operate all day on Sundays and eliminates the prior legislatively imposed limit on our use of free promotional slot play.  In May of 2009, the State enacted legislation, which became effective May 28, 2009, that further increases the gaming taxes paid to the State on the portion of slot win that we retain.   The impact of these changes and the additional machine fees were approximately $2,800,000 for the six months ended June 30, 2009.  Additionally, in connection with the latest tax increases, Delaware has reintroduced sports betting and established a task force to make recommendations for table games.  We are unable to predict whether increased revenues from the additional gaming opportunities will offset the recent tax increases.  Many details remain to be worked out, such as the exact nature of the sports betting wagers that will be permitted.  In addition, further legislation relative to table games will be required in order to establish licensing fees and the allocation of table game proceeds.  The Delaware legislature is out of session for the remainder of this calendar year, but a special session is being considered at which table game legislations can be finalized.

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

Contractual Obligations

At June 30, 2009, we had the following contractual obligations:

		Payments Due by Period
	Total	2009	2010 – 2011	2012 – 2013	Thereafter
Revolving line of credit	$100,625,000	$—	$15,625,000	$85,000,000	$—
Estimated interest payments on revolving line of credit(a)	5,810,000	1,117,000	4,176,000	517,000	—
Pension contributions(b)	1,575,000	1,575,000	—	—	—
	$108,010,000	$2,692,000	$19,801,000	$85,517,000	$—

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal or the maximum borrowing limit as of June 30, 2009.  For $35,000,000 of our outstanding borrowings, we used the fixed interest rate per the interest rate swap agreement.  For the remaining $65,625,000 of our outstanding borrowings, we used our interest rates as of June 30, 2009.

(b) We expect to contribute between $1,500,000 and $3,000,000 to our pension plans for 2009 in order to satisfy minimum statutory funding requirements, of which $675,000 was contributed in the first six months of 2009.  For years subsequent to 2009, we are unable to estimate what our pension contributions will be.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  We cannot be certain that we will maintain our market share or compete more effectively with our competitors.  The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  From time to time legislation is proposed for adoption in these jurisdictions which if enacted, would further expand state gambling and wagering opportunities, including video lottery (slot) machines at racetracks. Enactment of such legislation could increase our competition and could adversely affect our business, financial condition and overall profitability.  The Maryland Legislature passed legislation in 2008 that will permit up to 15,000 slot machines in five different specific locations throughout Maryland. The legislation requires a Constitutional amendment which passed on a referendum vote in November 2008.  The establishment of any gaming locations in Maryland remains subject to local zoning prohibitions and may face further opposition.  As the number of machines and the specific locations of the gaming establishments are set by Maryland’s Constitution, any changes to the number of machines or the locations would require further amendment to their Constitution.   It is difficult for us to predict what types of gaming establishments may ultimately be built in Maryland or when they are likely to become operational.  Management has estimated that approximately 42% of our total slot win comes from Maryland patrons.  Approximately 68% of our Capital Club® member slot win comes from out of state patrons.  In July 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will ultimately have on us, but several facilities in Pennsylvania began operations by the end of 2006.  Management has estimated that slot win from Pennsylvania patrons currently represents approximately 4% of our total slot win, which is the same as the prior year.  Pursuant to legislation passed in May 2009, Delaware is studying whether additional gaming facilities should be licensed in the State and a number of new venues have been proposed by persons seeking to expand gaming in the State.  We are not able to predict the likelihood of additional gaming venues becoming licensed in Delaware but the addition of more gaming venues could adversely affect our business, financial condition and overall profitability.

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

Our Gaming Activities Are Subject To Extensive Government Regulation. The Legality of our Gaming Activities May be Subject to Challenge. Additional Government Regulation Or Taxation Of Gaming Activities Could Substantially Reduce Our Revenue Or Profit

Video lottery (slot) machine gaming, harness horse racing and pari-mutuel wagering are subject to extensive government regulation. Delaware law regulates the win we are entitled to retain and the percentage of commission we are entitled to receive from our gaming revenues, which comprises a significant portion of our overall revenues. The State granted us a license to conduct video lottery (slot) machine operations and a license to conduct harness horse races and pari-mutuel wagering. The laws under which these licenses are granted could be modified or repealed at any time and we could be required to terminate our gaming operations. If we are required to terminate our gaming operations or if the amount of the commission we receive from the State for conducting our gaming operations is decreased, our business operations and overall profitability would be significantly impaired.

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

Delaware’s tax rate ranks among the highest in the nation for gaming operators.  When faced with budget shortfalls, the State legislature has increased the tax rate in recent years, most recently in May 2009.  Gaming operators in high tax jurisdictions are at a disadvantage when competing against operators in low tax jurisdictions since attracting and retaining patrons depends on how much the operator can invest in its facility and what kind of amenities and promotions it can offer.  The latest tax increases have already adversely affected our staffing levels and operations.

In connection with the latest tax increases, Delaware has reintroduced sports betting and established a task force to make recommendations for table games.  We are unable to predict whether increased revenues from the additional gaming opportunities will offset the recent tax increases.  Many details remain to be worked out, such as the exact nature of the sports betting wagers that will be permitted.  In addition, further legislation relative to table games will be required in order to establish licensing fees and the allocation of table game proceeds.  The Delaware legislature is out of session for the remainder of this calendar year, but a special session is being considered at which table game legislations can be finalized.

The legality of “head to head” sports wagering (wagering on the outcome of a single sporting event) has been challenged by a lawsuit filed in federal court on July 24, 2009.  The suit was brought against the State by several sports organizations (NFL, MLB, NHL, NBA and NCAA).  We are not a party to the suit.  In May 2009, the Delaware Supreme Court issued an advisory opinion which provides that sports betting is permissible under Delaware law and based on this ruling, Delaware decided to move forward with various forms of sports betting, including head to head sports wagering.  The Delaware Supreme Court decision did not decide whether head to head sports wagering is permissible.  Plaintiffs in the lawsuit allege that head to head sports wagering violates Delaware’s constitution and that it is prohibited by federal law.  The State has indicated that it intends to defend the lawsuit.  Head to head sports wagering — such as is offered in Las Vegas — is the most popular form of sports wagering.  If we are not able to offer head to head sports wagering, we may still be able to offer other forms of sports wagering, such as parlay bets.  However, we are not able to predict whether such wagering will be profitable based on our current tax structure.

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

At June 30, 2009, we have marketable securities of $108,000.  These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet.  Fair-value is determined based on the current market values.

At June 30, 2009, there was $100,625,000 outstanding under our revolving credit agreement.  The credit agreement bears interest at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points (125 basis points at June 30, 2009) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points (50 basis points at June 30, 2009) depending on the leverage ratio.  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  Historically, we managed our mix of fixed and variable rate debt by structuring the terms of our debt agreements.  Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 75 and 125 basis points depending on our leverage ratio (125 basis points at June 30, 2009).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  The agreement terminates on April 17, 2012.  As of June 30, 2009, the interest rate swap had a fair value of $113,000.  An increase in interest rates of one percent would result in the interest rate swap having a fair value of approximately $1,036,000 at June 30, 2009.  A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $836,000 at June 30, 2009. A change in interest rates will have no impact on the interest expense associated with the $35,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement.  A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at June 30, 2009 not subject to the interest rate swap would cause a change in total annual interest costs of $656,000.  The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at June 30, 2009.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.            Legal Proceedings

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.         Risk Factors

Disclosure regarding the most significant factors that may adversely affect our business, operations, industry or financial position or our future financial performance is set forth under the section entitled, Factors That May Affect Operating Results; Forward-Looking Statements, beginning on page 18.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2009.  At June 30, 2009, we had remaining repurchase authority of 1,653,333 shares.

During the three months ended June 30, 2009, we purchased and retired 3,391 shares of our outstanding common stock for $14,000.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

The following table details our purchases of equity securities for the three months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009	3,391	$3.84	—	1,653,333
May 1, 2009 – May 31, 2009	—	—	—	1,653,333
June 1, 2009 – June 30, 2009	—	—	—	1,653,333
Total	3,391	$3.84	—	1,653,333

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

DATED:	August 7, 2009	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and
Chief Financial Officer