Form 10-K
period 2009-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2010-03-05
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $62,326,261 as of June 30, 2009 (the last day of our most recently completed second quarter).

As of February 26, 2010, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock - 15,644,028 shares
Class A Common Stock - 16,603,173 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 28, 2010 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

Item 1.                                   Business

We are a diversified gaming and entertainment company whose operations consist of:

•                  Dover Downs Slots — a 165,000-square foot video lottery casino complex featuring the latest in slot machine offerings, multi-player electronic table games and a new Race & Sports Book.  Additionally, table games such as blackjack, poker, craps and roulette were recently authorized and are expected to be operational by the third quarter of 2010;

•                  Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with conference, banquet, ballroom and concert hall facilities; and

•                  Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

The casino facility includes the Dover Downs’ Fire & Ice Lounge, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets.  All of our operations are located at our entertainment complex in Dover, the capital of the State of Delaware.

During the third quarter of 2009, we opened our Race & Sports Book operation and Frankie’s Italian restaurant.  The Race & Sports Book features parlay sports wagering on National Football League (“NFL”) games and pari-mutuel wagering on live and simulcast horse races.  In January 2010, the Delaware legislature authorized table games at the facilities of the State’s three video lottery agents.  The State is drafting regulations and we expect to have table games such as blackjack, poker, craps and roulette operational during the third quarter of 2010.

Dover Downs Gaming & Entertainment, Inc. is a public holding company that has two wholly owned subsidiaries: Dover Downs, Inc. and Dover Downs Gaming Management Corp.  Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness racing operations in 1969.  In June of 1994, legislation authorizing video lottery operations in the State of Delaware (the “State”) was adopted. Our casino operations began on December 29, 1995.  As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) (“DVD”), and became the operating entity for all of DVD’s gaming operations.

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

Dover Downs, Inc. is authorized to conduct video lottery, sports wagering and table game operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Pursuant to Delaware’s Horse Racing Redevelopment Act, enacted in 1994, the Delaware State Lottery Office administers and controls these gaming operations.

Our license from the Delaware Harness Racing Commission to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Harness Racing Commission for the past 41 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

Dover Downs Casino

Our casino opened in December 1995 with approximately 500 slot machines.  Due to its popularity, the casino has expanded six times since its opening and the number of machines has increased to 2,971 at December 31, 2009.  The most recent expansion, which was completed in September of 2008, added approximately 68,000 square-feet of space bringing our casino complex to 165,000 square-feet.  We are now open for business 24 hours per day, seven days per week.  Our facilities are open every day of the year, except Christmas and Easter, and we estimate that the facility was visited by approximately 2.8 million patrons in 2009.

Our slot machines range from our popular penny machines to $100 machines in the Premium Slots area and include most popular games found in the country’s major gaming jurisdictions.  We have added multi-player electronic table games, such as Blackjack, Roulette and Poker, which accommodate up to five players in an interactive setting that features a virtual dealer.

In January 2010, the Delaware legislature authorized table games at the facilities of the State’s three video lottery agents.  The State is currently drafting regulations and we expect to have table games such as blackjack, poker, craps and roulette operational during the third quarter of 2010.

Delaware reintroduced sports betting in 2009.  “Head to head” sports wagering (or wagering on the outcome of a single sporting event), such as is offered in Las Vegas, is the most popular form of sports wagering — but it is not presently permitted in Delaware.  A 2009 decision by the United States Court of Appeals for the Third Circuit ruled that under federal law sports betting operations in Delaware must be limited to parlay bets on NFL games.  The State of Delaware is appealing this decision to the United States Supreme Court but we are unable to predict how the Supreme Court would rule if it agrees to hear the appeal.

The Delaware State Lottery Office administers and controls our gaming operations. We are a Licensed Agent authorized to conduct video lottery, sports wagering and table game operations under the Delaware State Lottery Code and are one of only three locations permitted to do so in the State of Delaware. We are required by law to set the payout on our slot machines to customers between 87% and 95%.

We use sophisticated database marketing to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments. Our Capital Club®, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs. Membership in this club currently stands at approximately 160,000 active patrons.

We have implemented extensive procedures for financial and accounting controls, safekeeping and accounting of monies, and security provisions. Security over the gaming operations involves the integration of surveillance cameras, observation and oversight by employees, security and gaming staff, and various security features built into our equipment. The above, when combined with proper internal control procedures and daily monitoring by the Delaware State Lottery Office, are intended to maintain the security, integrity and accountability of our gaming operations.

Dover Downs Hotel

Our luxury hotel facility, the Dover Downs Hotel and Conference Center, is the largest hotel in the State of Delaware and connects to our casino.  The facility includes 500 rooms, including eleven luxury spa suites, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and a luxurious 6,000 square-foot full-service spa.  When we built the original hotel we also built a 425-seat buffet restaurant and renovated our enclosed harness racing grandstand.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, spa facilities, trade shows and conferences, we believe we are able to attract new patrons and lengthen the stay of current patrons.  Since opening the Dover Downs Hotel in 2002, we have managed its operations ourselves.  In 2009, hotel occupancy averaged 83% and the hotel was awarded the AAA Four Diamond Award for the seventh consecutive year.

Dover Downs Raceway

Dover Downs Raceway has presented pari-mutuel harness racing events for 41 consecutive years. Live harness races are conducted at Dover Downs Raceway from late October until April and are simulcast to more than 400 tracks and other off-track betting locations across North America on each of our more than 130 live race dates.  The harness horse racing track is a 5/8-mile track and is lighted for nighttime operations.  The track is adjacent to our casino and hotel on land owned by DVD on the inside of DVD’s auto racing superspeedway.  Use of the track is pursuant to an easement granted by DVD which does not require the payment of any rent. Additional amenities include the Winners Circle® Restaurant overlooking the horse racing track.

Within our Race & Sports Book operation is the simulcast parlor where our patrons can wager on harness and thoroughbred races received by satellite into our facility year round from numerous tracks across North America.  Television monitors throughout the area provide views of all races simultaneously and the betting windows are connected to a central computer allowing bets to be received on all races from all tracks.

Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission. We hold a license from the Harness Racing Commission authorizing us to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races.

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

The legislation authorizing our gaming operations under the Delaware Lottery was initially adopted in June 1994, and is referred to as the “Horse Racing Redevelopment Act.” The Delaware General Assembly’s stated purpose in approving the legislation was to (i) provide non-state supported assistance in the form of increased economic activity and vitality for Delaware’s harness and thoroughbred horse racing industries, which activity and vitality will enable the industry to improve its facilities and breeding stock, and cause increased employment; and (ii) restrict the location of gaming operations to locations where wagering is already permitted and controls exist. A portion of the proceeds from our gaming operations is allocated to increase the purses for harness horse races held at Dover Downs Raceway and is intended to provide increased vitality for Delaware’s horse racing industry.

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

Licensing and Regulation by Gaming and Other Authorities

General

We are subject to extensive federal, state and local regulations related to our operations, particularly our video lottery, sports wagering and table game operations, live harness racing and pari-mutuel wagering. These operations are contingent upon continued government approval of such operations as forms of legalized gaming and could be subjected at any time to additional or more restrictive regulations.  The following is a brief outline of some of the more significant regulations affecting our gaming operations and not intended as a recitation of all regulations applicable to our business.

Delaware law regulates the percentage of commission we are entitled to receive from our gaming activities, which comprises a significant portion of our overall revenues.  Our licenses to conduct video lottery, sports wagering and table game operations, harness horse races and pari-mutuel wagering could be modified or repealed at any time and we could be required to terminate our gaming operations.

Video Lottery, Sports Wagering and Table Game Operations

General.  Video lottery, sports wagering and table game operations are by statute operated and administered by the Director of the Delaware State Lottery Office (the “Lottery Director”).  We are a Licensed Agent authorized to conduct these activities under the Delaware State Lottery Code.

The Lottery Director has discretion to adopt such rules and regulations as the Lottery Director deems necessary or desirable for the efficient and economical operation and administration of the lottery, including (i) type and number of games permitted, (ii) pricing of games, (iii) numbers and sizes of prizes, (iv) manner of payment, (v) value of bills, coins or tokens needed to play, (vi) requirements for licensing agents and service providers, (vii) standards for advertising, marketing and promotional materials used by Licensed Agents, (viii) procedures for accounting and reporting, (ix) registration, kind, type, number and location of machines or equipment on a Licensed Agent’s premises, (x) security arrangements for the gaming systems, and (xi) reporting and auditing of financial information of Licensed Agents.

Licensing Requirements.  We were granted a license on December 13, 1995.  Delaware gaming licenses do not have an expiration date.

There are continuing licensure requirements for all officers, directors, key employees and persons who own directly or indirectly 10% or more of a Licensed Agent, which licensure requirements shall include the satisfaction of such security, fitness and background standards as the Lottery Director may deem necessary relating to competence, honesty and integrity, such that a person’s reputation, habits and associations do not pose a threat to the public interest of the State or to the reputation of or effective regulation and control of the lottery; it being specifically understood that any person convicted of any felony, a crime involving gambling, or a crime of moral turpitude within 10 years prior to applying for a license or at any time thereafter shall be deemed unfit.

There are similar licensure requirements for providers of equipment and certain companies that seek to provide services to a Licensed Agent.

Revocation, Suspension or Modification of License.  The Lottery Director may revoke or suspend the license of a Licensed Agent, such as ours, for “cause.”  “Cause” is broadly defined and could potentially include falsifying any application for license or report required by the rules and regulations, the failure to report any information required by the rules and regulations, the material violation of any rules and regulations promulgated by the Lottery Director or any conduct by the licensee which undermines the public confidence in the lottery or serves the interest of organized gambling or crime and criminals in any manner.  A license may be revoked for an unintentional violation of any federal, state or local law, rule or regulation provided that the violation is not cured within a reasonable time as determined by the Lottery Director.  A hearing officer’s decision revoking or suspending the license shall be appealable to the Delaware Superior Court under the provisions of the Administrative Procedures Act.  All existing or new officers, directors, key employees and owners of a Licensed Agent are subject to background investigation.  Failure to satisfy the background investigation may constitute cause for suspension or revocation of the License.

Ownership Changes.  Under Delaware law, a change of ownership of a Licensed Agent will automatically terminate its license 90 days after the change of ownership occurs, unless the Lottery Director determines after application to issue a new license to the new owners.  Change of ownership may occur if any new individual or entity acquires, directly or indirectly, 10% or more of the Licensed Agent or if more than 20% of the legal or beneficial interest in the Licensed Agent is transferred, whether by direct or indirect means.  The Lottery Director may require extensive background investigations of any new owner acquiring a 10% or greater interest in a Licensed Agent, including criminal background checks.  Accordingly, we have a restrictive legend on our shares of common stock which require that (a) any holders of common stock found to be disqualified or unsuitable or not possessing the qualifications required by any appropriate gaming authority could be required to dispose of such stock and (b) any holder of common stock intending to acquire 10% or more of our outstanding common stock must first obtain prior written approval from the Delaware State Lottery Office.

Harness Racing Events.  In order to maintain our gaming license with the Delaware Lottery, we are required to maintain our license for harness horse racing with the Harness Racing Commission and must conduct a minimum of 80 live race days each racing season, subject to the availability of racing stock.

Control Over Equipment and Technology.  We do not own or lease the video lottery machines or computer systems used by the State in connection with our video lottery gaming operations.  The Lottery Director enters into contracts directly with the providers of the video lottery machines and computer systems (the “Technology Providers”).  Equipment is provided to the State by sale or lease and all Technology Providers must be licensed by the Lottery Director.  Our operations could be disrupted in the event that a licensed Technology Provider in any way breaches its agreement with the State or ceases to be properly licensed for any reason.  Such an event would be outside of our control.

Harness Racing and Pari-Mutuel Wagering

Licensing Requirements.  Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission.  We hold a license from the Commission by which we are authorized to hold harness race meetings on our premises and to make, conduct and sell pools by the use of pari-mutuel machines or totalizators.  The license must be renewed on an annual basis.  The Commission may reject an application for a license for any cause which it deems sufficient and the action of the Commission is final.  The Commission may also suspend or revoke a license which it has issued and its action in that respect is final, subject to review, upon questions of law only, by the Superior Court of the County within which the license was granted.  The action of the Commission stands unless and until reversed by the Court.  We have received an annual license from the Commission for the past 41 consecutive years and management believes that our relationship with the Commission remains good.  However, there can be no assurances that we will continue to be licensed by the Commission in the future.

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

Effective July 1, 2008, the State enacted legislation that (1) increases the existing surcharge on the portion of slot win that we retain, (2) requires that we pay the costs of all franchise games which were previously shared with the State, and (3) requires that we pay an additional annual amount to a certain horse racing industry organization previously funded by the State.  That legislation also allows us to operate all day on Sundays and eliminates the prior legislatively imposed limit on our use of free promotional slot play.  In May of 2009, the State enacted legislation, which became effective May 28, 2009, that further increased the gaming taxes paid to the State on the portion of slot win that we retain.  As noted above, Delaware reintroduced sports betting as part of the 2009 legislation.

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

Competition

The gaming industry in the United States is intensely competitive and features many participants, including riverboat casinos, dockside casinos, land-based casinos, slot and poker machines, whether or not located in casinos, native American gaming, pari-mutuel wagering on live and simulcast horse racing, off-track betting, state run lotteries, internet gambling and other forms of gambling. Gaming competition is particularly intense in each of these sectors.

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, collegiate and professional athletic events, television and movies, concerts and travel.  Most of our gaming competitors are in jurisdictions with a lower tax burden.  As gambling opportunities in the region continue to proliferate, there can be no assurance that we will maintain our state or regional market share or be able to compete effectively with our competitors and this could adversely affect our business, financial condition and overall profitability.  Approximately 66% of our Capital Club® member slot win comes from out of state patrons.

The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  Delaware is surrounded by jurisdictions which permit slot machines, such as Pennsylvania, New Jersey, Maryland and West Virginia, and all of these jurisdictions — with the exception of Maryland — also permit table games.  Voters in Maryland adopted a Constitutional amendment in November 2008 that permits up to 15,000 slot machines in five different specific locations throughout Maryland.  The establishment of any gaming locations in the State remains subject to local zoning and may face further opposition.  As the number of machines and the specific locations of the gaming establishments are fixed by the State’s Constitution, any changes to the number of machines or the locations would require further amendment to the State Constitution.  Table games are not permitted in Maryland.  It is difficult for us to predict what types of gaming establishments may ultimately be built in Maryland or when they are likely to become operational but several are in the planning and development stages.  Management has estimated that approximately 41% of our total slot win comes from Maryland patrons.  Some of these patrons may prefer the convenience of facilities closer to home.

In 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will ultimately have on us, but several facilities in Pennsylvania began operations by the end of 2006 and more are planned — including two in Philadelphia.  In addition, Pennsylvania authorized table games in January 2010 and it is expected that table game operations will begin by the third quarter of 2010.  Management has estimated that slot win from Pennsylvania patrons currently represents approximately 3% of our total slot win which is the same as the prior year.

All states in our geographic region have state-run lotteries. Atlantic City, New Jersey is located approximately 100 miles from our facility and offers a full range of gaming products.  Virginia and Washington, D.C. do not currently permit slot machine operations.

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

Within the State of Delaware, we face little direct live competition from the State’s other two tracks. Harrington Raceway, a south central Delaware fairgrounds track, conducts harness horse racing periodically between April and October. There is no overlap presently with our live race season. Delaware Park, a northern Delaware track, conducts thoroughbred horse racing from April through mid-November. Its race season only overlaps with ours for approximately one week each year.

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

Growth Strategies

We offer a unique gaming and entertainment experience and make available to our patrons a number of different options: slot machine gaming, sports wagering, live harness horse racing, luxury hotel accommodations, fine dining, full service spa, national recording and entertainment acts, night club, retail shopping, live boxing and simulcasting of thoroughbred and harness horse races from across North America. Our mission is simple: to provide all of our customers a premier gaming and entertainment experience with a focus on unparalleled customer service.  Our growth strategy is to foster customer loyalty by following this mission, focus on our most valuable customers, expand and improve the quality of our slot gaming positions, enhance our gaming products with additional entertainment offerings and create an exciting gaming environment while focusing on areas that we believe will increase our revenue and profitability. Our efforts in this regard include the following:

Increase The Utilization Of Our Casino

We use a sophisticated database marketing program to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs. Membership in this club currently stands at approximately 160,000 active patrons.  We attempt to increase attendance at both our casino and hotel through effective promotional use of our database and by making improvements to our facilities and gaming offerings based on what we learn from our Capital Club members. For example, we continually add the most popular machines, have added multi-player electronic table games and other amenities requested by our customers.

Delaware reintroduced sports betting in 2009.  “Head to head” sports wagering (or wagering on the outcome of a single sporting event), such as is offered in Las Vegas, is the most popular form of sports wagering — but it is not presently permitted in Delaware.  A 2009 decision by the United States Court of Appeals for the Third Circuit ruled that under federal law sports betting operations in Delaware must be limited to parlay bets on NFL games.  The State of Delaware is appealing this decision to the United States Supreme Court but we are unable to predict how the Supreme Court would rule if it agrees to hear the appeal.

In January 2010, the Delaware legislature authorized table games at the facilities of the State’s three video lottery agents.  The State is drafting regulations and we expect to have table games such as blackjack, poker, craps and roulette operational during the third quarter of 2010.

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

Increase Wagering On Live Harness Horse Racing Through Increased Purse Levels

With a percentage of slot machine revenues supplementing the purses for the horsemen, we have experienced dramatic increases in the amount of our purses.  By the end of our 2008-2009 season, our average daily purse distribution increased to approximately $205,000 from $8,000 in 1995.  The result is that we continue to attract higher quality horses.  We have prestigious events such as our annual “Progress Pace” with an estimated $400,000 purse, an event which attracts the country’s top three-year-old horses.  Bettors are attracted to races with larger purses and typically wager more on the higher quality and more predictable horses.

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

We intend to pursue similar management opportunities in other jurisdictions.

Seasonality

Our quarterly operating results are affected by weather and the general economic conditions in the United States.  Our quarterly operating results are generally distributed evenly throughout the year.  However, the results for any quarter are not necessarily indicative of results to be expected in any future period.

Employees

As of December 31, 2009, we had 744 full-time employees and 197 part-time employees. We engage temporary personnel to assist during our live harness racing season. None of our employees are party to a collective bargaining agreement and we believe that our relationship with our employees is good.

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

Item 1A.                        Risk Factors

In addition to historical information, this report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters.  Documents incorporated by reference into this report may also contain forward-looking statements.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  To comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results and experience to differ substantially from the anticipated results or other expectations expressed in our forward-looking statements.  When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely” or similar words or expressions are used, as well as phrases such as “in our view,” “there can be no assurance” or “there is no way to anticipate with certainty,” forward-looking statements may be involved.

In the section that follows below, in cautionary statements made elsewhere in this report, and in other filings we have made with the SEC, we list important factors that could cause our actual results to differ from our expectations.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described below and other factors set forth in or incorporated by reference in this report.

These factors and cautionary statements apply to all future forward-looking statements we make.  Many of these factors are beyond our ability to control or predict.  Do not put undue reliance on forward-looking statements or project any future results based on such statements or on present or prior earnings levels.

Additional information concerning these, or other factors, which could cause the actual results to differ materially from those in our forward-looking statements is contained from time to time in our other SEC filings.  Copies of those filings are available from us and/or the SEC.

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, collegiate and professional athletic events, television and movies, concerts and travel.  Many of our gaming competitors are in jurisdictions with a lower tax burden.  As gambling opportunities in the region continue to proliferate, there can be no assurance that we will maintain our state or regional market share or be able to compete effectively with our competitors and this could adversely affect our business, financial condition and overall profitability.  Approximately 66% of our Capital Club® member slot win comes from out of state patrons.

The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  Delaware is surrounded by jurisdictions which permit slot machines, such as Pennsylvania, New Jersey, Maryland and West Virginia, and all of these jurisdictions — with the exception of Maryland — also permit table games.  Voters in Maryland adopted a Constitutional amendment in November 2008 that permits up to 15,000 slot machines in five different specific locations throughout Maryland.  The establishment of any gaming locations in the State remains subject to local zoning and may face further opposition.  As the number of machines and the specific locations of the gaming establishments are fixed by the State’s Constitution, any changes to the number of machines or the locations would require further amendment to the State Constitution.  Table games are not permitted in Maryland.  It is difficult for us to predict what types of gaming establishments may ultimately be built in Maryland or when they are likely to become operational but several are in the planning and development stages.  Management has estimated that approximately 41% of our total slot win comes from Maryland patrons.  Some of these patrons may prefer the convenience of facilities closer to home.

In 2004, Pennsylvania adopted legislation which authorizes up to 61,000 slot machines at various existing and proposed venues throughout the state.  It is difficult for us to predict the effect that such legislation will ultimately have on us, but several facilities in Pennsylvania began operations by the end of 2006 and more are planned — including two in Philadelphia.  In addition, Pennsylvania authorized table games in January 2010 and it is expected that table game operations will begin during the third quarter of 2010.  Management has estimated that slot win from Pennsylvania patrons currently represents approximately 3% of our total slot win which is the same as the prior year.

All Of Our Facilities Are In One Location

Our facilities are located adjacent to one another at a single location in Dover, Delaware. Any prolonged disruption of operations at these facilities due to damage or destruction, inclement weather, natural disaster, work stoppages or other reasons could adversely affect our financial condition and results of operations.  We maintain property and business interruption insurance to protect against certain types of disruption, but there can be no assurance that the proceeds of such insurance would be adequate to repair or rebuild our facilities or to otherwise compensate us for lost profits.

The Revocation, Suspension Or Modification Of Our Gaming Licenses Would Adversely Affect Our Gaming Business

The Delaware State Lottery Office and the Delaware Harness Racing Commission regulate our gaming operations. Our license from the Commission must be renewed on an annual basis. To keep our gaming license with the Lottery, we must remain licensed for harness horse racing by the Commission and conduct at least 80 live race days each racing season, subject to the availability of harness race horses. The Commission has broad discretion to reject any application for a license or suspend or revoke a license once it is issued. The Director of the Delaware State Lottery Office (the “Lottery Director”) has broad discretion to revoke, suspend or modify the terms of our license. Any modification or termination of existing licensing regulations or any revocation, suspension or modification of our licenses could adversely affect our business, financial condition and overall profitability.

Our Gaming Activities Are Subject To Extensive Government Regulation And Any Additional Government Regulation Or Taxation Of Gaming Activities Could Substantially Reduce Our Revenue Or Profit

Slot machine gaming, sports betting, table games, harness horse racing and pari-mutuel wagering are subject to extensive government regulation.  Delaware law regulates the win we are entitled to retain and the percentage of commission we are entitled to receive from our gaming revenues, which comprises a significant portion of our overall revenues.  The State granted us a license to conduct our gaming operations and a license to conduct harness horse races and pari-mutuel wagering.  The laws under which these licenses are granted could be modified or repealed at any time and we could be required to terminate our gaming operations.  If we are required to terminate our gaming operations or if the amount of the commission we receive from the State for conducting our gaming operations is decreased, our business operations and overall profitability would be significantly impaired.

We believe that the prospect of significant additional tax revenue is one of the primary reasons why jurisdictions have legalized gaming. As a result, gaming operators are typically subject to significant taxes and fees in addition to normal federal and state corporate income taxes.  These taxes and fees are subject to increase at any time.  We pay substantial taxes and fees with respect to our operations and the State’s share of our gaming win has been increased several times over the past few years.  We would likely incur similar burdens in any other jurisdiction in which we may conduct gaming operations in the future.  Any material increase in taxes or fees, or the adoption of additional taxes or fees, may have a material adverse effect on our future financial results.

We are subject to various federal, state and local laws and regulations in addition to gaming regulations.  These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising.  Laws and regulations governing the use and development of real estate may delay or complicate any improvements we choose to make and/or increase the costs of any improvements or our costs of operating.

If it is determined that damage to persons or property or contamination of the environment has been caused or exacerbated by the operation or conduct of our business or by pollutants, substances, contaminants or wastes used, generated or disposed of by us, or if pollutants, substances, contaminants or wastes are found on our property, we may be held liable for such damage and may be required to pay the cost of investigation and/or remediation of such contamination or any related damage.

Laws and regulations are always subject to change, can be interpreted differently in the future, and new laws and regulations may be enacted which could adversely affect the tax, regulatory, operational or other aspects of our gaming operations.  Furthermore, noncompliance with one or more of these laws and regulations could result in the imposition of substantial penalties against us or adversely affect our gaming license.

We Have a Significant Amount of Indebtedness

As of December 31, 2009, we had total outstanding long-term debt of $95,125,000 under our credit facility.  This indebtedness and any future increases in our outstanding borrowings could:

•                  make it more difficult for us to satisfy our debt obligations;

•                  increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•                  increase our costs or difficulties in refinancing or replacing our outstanding obligations;

•                  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends and other general corporate purposes;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•                  subject us to the risks that interest rates and our interest expense will increase; and

•                  place us at a competitive disadvantage compared to competitors that have less debt.

In addition, our credit facility contains financial ratios that we are required to meet and other restrictive covenants that, among other things, limit or restrict our ability to borrow additional funds, make acquisitions, create liens on our properties and make investments.  Our ability to meet these financial ratios and covenants can be affected by events beyond our control, and there can be no assurance that we will.  If there were an event of default under our credit facility, the lenders could elect to declare all amounts outstanding to be immediately due and payable.

We Do Not Own Or Lease Our Slot Machines And Related Technology

We do not own or lease the slot machines or computer systems used by the State in connection with our video lottery gaming operations.  The Lottery Director enters into contracts directly with the providers of the slot machines and computer systems.  At our expense, the State purchases or leases all equipment and the Lottery Director licenses all technology providers. Our operations could be disrupted if a licensed technology provider violates its agreement with the State or ceases to be licensed for any reason.  Such an event would be outside of our control and could adversely affect our gaming revenues.

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

Our Success Depends on the Availability and Performance of Key Personnel

Our continued success depends upon the availability and performance of our senior management team which possesses unique and extensive industry knowledge and experience.  Our inability to retain and attract key employees in the future, could have a negative effect on our operations and business plans.

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

Item 1B.                        Unresolved Staff Comments

We have not received any written comments that were issued more than 180 days before December 31, 2009, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.                                   Properties

We own our principal executive office located in Dover, Delaware; Dover Downs Slots — a 165,000-square foot video lottery casino complex featuring the latest in slot machine offerings, multi-player electronic table games and a new Race & Sports Book; the Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with conference, banquet, ballroom and concert hall facilities; and Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.  The casino facility includes the Dover Downs’ Fire & Ice Lounge, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets, all of which are located at our entertainment complex situated on approximately 69 acres of land owned by us.

Prior to our spin-off from DVD in 2002, both companies shared certain real property in Dover, Delaware.  At the time of the spin-off, some of this real property was transferred to us to ensure that the real property holdings of each company was aligned with its past uses and future business needs.  During our harness racing season, we have historically used the 5/8-mile harness racing track that is located on DVD’s property and is on the inside of its one-mile motorsports superspeedway.  In order to continue this historic use, DVD granted a perpetual easement to the harness track to us at the time of the spin-off.  This perpetual easement allows us to have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The easement requires that we maintain the harness track but does not require the payment of any rent.

Various easements and agreements relative to access, utilities and parking have also been entered into between us and DVD relative to our respective Dover, Delaware facilities.  DVD pays rent to us for the lease of its principal executive office space.  We also allow DVD to use our indoor grandstands in connection with DVD’s two annual motorsports weekends.  We do not assess rent for this nominal use and may discontinue the use at our discretion.

Intellectual Property

We have various registered and common law trademark rights, including, but not limited to, “Dover Downs Gaming & Entertainment,” “Dover Downs,” “Capital Club,” “Capital Gold,” “Capital Platinum,” “Capital Elite,” “Dover Downs Hotel & Casino,” “Dover Downs is Cooking,” “Sweet Perks,” “Gazebo Bar,” “Winners Circle,” “Michele’s at Dover Downs,” “Michele’s,” “Rollins Center,” “$1 Million Jackpot Slot,” “Come Play!.”  We also have limited rights to use the names and logos of other businesses in connection with promoting our facilities and special events at those facilities.  Due to the value of our intellectual property rights for promotional purposes, it is our intention to vigorously protect these rights, through litigation, if necessary.

Item 3.                                   Legal Proceedings

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.                                   Reserved

Executive Officers Of The Registrant

See Part III, Item 10 of this Annual Report on Form 10-K for information about our executive officers.

Part II

Item 5.                                   Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “DDE.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 26, 2010, there were 15,644,028 shares of common stock and 16,603,173 shares of Class A common stock outstanding.  There were 935 holders of record for common stock and 22 holders of record for Class A common stock.

The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2009 and 2008 are detailed in the following table.

Quarter Ended:	High	Low	Dividends Declared
December 31, 2009	$6.12	$3.47	$0.05
September 30, 2009	$7.45	$4.25	$0.05
June 30, 2009	$7.25	$2.80	$0.05
March 31, 2009	$5.15	$2.56	$0.05

December 31, 2008	$8.09	$2.27	$0.05
September 30, 2008	$9.49	$6.03	$0.05
June 30, 2008	$9.32	$6.38	$0.05
March 31, 2008	$11.34	$8.00	$0.05

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No repurchases were made in the fourth quarter of 2009 and we had remaining purchase authority of 1,653,333 shares.

Common Stock Performance

The graph below compares the cumulative total return of the following:

•                  our Common Stock;

•                  the Russell 2000 Index; and

•                  an index of peer companies.

The peer index we selected consists of the following companies engaged in the gaming business:  Dover Downs Gaming & Entertainment, Inc., MTR Gaming Group, Inc., Ameristar Casinos, Inc., Penn National Gaming, Inc., Churchill Downs, Inc., Pinnacle Entertainment, Inc., and Magna Entertainment Corp.  The graph assumes that the value of the investment in our Common Stock and each index was 100 at December 31, 2004 and all dividends were reinvested.  The comparisons in this table are required by the Securities and Exchange Commission and, therefore, are not intended to forecast or be necessarily indicative of any future return on our Common Stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG DOVER DOWNS GAMING & ENTERTAINMENT, INC., THE RUSSELL 2000 INDEX

AND A PEER GROUP

*                    $100 invested on December 31, 2004 in stock or index—including reinvestment of dividends.  Fiscal year ending December 31.

Item 6.                                   Selected Financial Data

The table below summarizes certain selected consolidated financial data and should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes contained elsewhere in this document.

Five Year Selected Financial Data

	Years Ended December 31,
	2009	2008	2007	2006	2005
Consolidated Statement of Earnings Data (in thousands, except per share data):
Revenues:
Gaming	$213,855	$219,878	$224,760	$220,412	$202,372
Other operating	18,944	19,254	17,606	16,039	14,480
	232,799	239,132	242,366	236,451	216,852
Expenses:
Gaming	175,785	169,360	166,040	163,288	151,973
Other operating	14,758	16,101	15,268	14,202	13,167
General and administrative	6,678	6,317	6,319	5,905	4,765
Impairment charge (a)	2,177	—	—	—	—
Depreciation	11,939	10,849	7,843	7,146	6,998
	211,337	202,627	195,470	190,541	176,903

Gain on sale of shopping center (b)	—	—	—	—	5,837
Operating earnings	21,462	36,505	46,896	45,910	45,786
Interest expense	2,376	3,484	2,741	2,943	1,875
Earnings before income taxes	19,086	33,021	44,155	42,967	43,911
Income taxes	7,809	13,510	18,070	17,639	17,871
Net earnings	$11,277	$19,511	$26,085	$25,328	$26,040

Net earnings per common share (c) :
Basic	$0.35	$0.61	$0.80	$0.78	$0.73
Diluted	$0.35	$0.61	$0.79	$0.77	$0.72

Dividends declared per common share	$0.20	$0.20	$0.19	$0.175	$0.16

Selected Consolidated Operating Data (unaudited):
Average number of slot machines	3,036	2,888	2,719	2,599	2,500
Casino square-footage (at year end)	165,000	165,000	97,000	97,000	91,000

	December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data (in thousands):
Working capital	$18,393	$13,890	$6,499	$11,413	$8,650
Total assets	234,007	241,720	225,568	173,415	153,849
Long-term debt (b)	95,125	108,325	92,425	59,425	24,075
Total stockholders’ equity (c)	107,239	100,519	89,033	76,693	92,704

(a)          We recorded an impairment charge of $2,177,000 in the third quarter of 2009 related to the impairment of long-lived assets.

(b)         On December 28, 2005, we closed on the sale of a shopping center we owned in Dover, Delaware.  The sales price was $12,450,000 and we recognized a gain on the sale of $5,837,000 ($3,461,000 after income taxes).

(c)         On December 19, 2005, we commenced a tender offer to purchase up to 1,595,906 shares of our common stock and up to 1,988,202 shares of our Class A common stock at a fixed price of $9.67 per share.  The offer expired on January 19, 2006. We purchased 1,595,906 shares of our common stock and 1,987,500 shares of our Class A common stock for $34,996,000, including expenses, in connection with the tender offer.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the year ended December 31, 2009.  During the year ended December 31, 2008, we purchased and retired 98,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $9.09 per share, not including nominal brokerage commissions.  During the year ended December 31, 2007, we purchased and retired 916,900 shares of our outstanding common stock pursuant to this plan at an average purchase price of $10.72 per share, not including nominal brokerage commissions.  No purchases of our equity securities were made pursuant to this authorization during the years ended December 31, 2006 and 2005.

Item 7.                                   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is based upon and should be read together with the consolidated financial statements and notes thereto included elsewhere in this document.

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of:

•                  Dover Downs Slots — a 165,000-square foot video lottery casino complex featuring the latest in slot machine offerings, multi-player electronic table games and a new Race & Sports Book.  Additionally, table games such as blackjack, poker, craps and roulette were recently authorized and are expected to be operational by the third quarter of 2010;

•                  Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with conference, banquet, ballroom and concert hall facilities; and

•                  Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

The casino facility includes the Dover Downs’ Fire & Ice Lounge, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets.  All of our operations are located at our entertainment complex in Dover, the capital of the State of Delaware.

Approximately 90% of our revenue is derived from slot machine win.  Several factors contribute to the slot machine win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the market,

•                  The quantity and types of slot machines available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels,

•                  Marketing programs, and

•                  General economic conditions.

We believe that we hold a strong position in each of these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive. According to the 2000 United States Census, approximately 32.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, only the three existing horse racing facilities in the State are allowed to have a gaming license.  Our property is similar to properties found in the country’s largest gaming markets.  Our recently expanded luxury hotel is the only casino-hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our slot marketing system to allow for more efficient marketing programs and the highest levels of customer service.

Because all of our operations are located at one facility, we face the risk of increased competition from the legalization of new or additional gaming venues.  We have therefore focused on creating the region’s premier gaming destination and building and rewarding customer loyalty through innovative marketing efforts, unparalleled customer service and a variety of amenities.

Results of Operations

Gaming revenues represent (i) the net win from slot machine wins and losses (ii) our portion of the net win from sports wagering and (iii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items. The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.

For the video lottery operations, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in our consolidated financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the video lottery operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the slot machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to us as our commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the slot machines and associated computer systems, and (iii) for harness horse racing purses.  We recognize revenues from sports wagering commissions when the event occurs.  We recognize revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms, food and beverage sales and other miscellaneous income are recognized at the time the service is provided.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Gaming revenues decreased by $6,023,000, or 2.7%, to $213,855,000 in 2009 primarily as a result of decreased play in our casino.  We believe that the decrease in casino play can be attributed to increased regional competition, the general downturn in economic conditions and the related impact on consumer spending.  We believe that the decrease would have been more significant but for the opening of our Phase VI casino expansion in the third quarter of 2008 and our efforts to provide our customers with enhanced casino products and other amenities.  Our average number of machines was 3,036 in 2009 as compared to 2,888 in 2008.  As a result of our hotel expansion, our average number of available rooms increased 4.9% compared with 2008.

Other operating revenues were $18,944,000 in 2009 as compared to $19,254,000 in 2008.  Net food and beverage revenues decreased $429,000 to $12,142,000 from $12,571,000 in 2008 due primarily to lower banquet sales and lower revenues in our buffet, deli and fine dining restaurant.  These decreases were partially offset by the opening of the Dover Downs’ Fire & Ice Lounge and our Sweet Perks Too coffee shop in July 2008, and to the opening of our Race & Sports Book restaurant and Frankie’s Italian restaurant in September 2009.  Cash rooms revenue increased $117,000 in 2009 mainly due to an increase in sales to our casino customers.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $18,255,000 and $17,758,000 in 2009 and 2008, respectively.

Gaming expenses increased by $6,425,000, or 3.8%, primarily as a result of increased gaming taxes and slot machine fees that resulted from legislation passed in June of 2008 and May of 2009.  The combined impact of these legislative initiatives resulted in an increase in our gaming taxes and slot machine fees of approximately $10,000,000 in 2009.  Partially offsetting these increases were decreases in our gaming taxes, computer system fees and harness horse racing purses due to the lower gaming revenues.

Other operating expenses decreased by $1,343,000, or 8.3%.  Expenses related to our food and beverage operations were lower primarily from the lower revenues.  Additionally, we instituted cost cutting measures that allowed us to improve our profit margin on our other operations.  These decreased expenses were partially offset by expenses related to our new Race & Sports Book restaurant and Frankie’s Italian restaurant in September 2009.  Additionally, we experienced lower expenses as a result of promoting fewer concerts in 2009.  We also incurred approximately $500,000 in expenses during the fourth quarter of 2008 related to the termination of two restaurant leases on our property.

General and administrative expenses increased to $6,678,000 in 2009 as compared to $6,317,000 in 2008, primarily due to increased pension costs and reserving for a $100,000 loan to UG Entertainment LLC related to the Underground Atlanta project.

Impairment charges during 2009 related to the write off of $2,177,000 of capitalized costs that were for future expansion projects that we will no longer pursue.

Depreciation expense was $11,939,000 in 2009 as compared to $10,849,000 in 2008.  The increase resulted primarily from a full year of depreciation related to our Phase VI casino expansion that opened during the third quarter of 2008.

Interest expense decreased by $1,108,000 due to a lower average interest rate on our credit facility as well as lower average outstanding borrowings on our credit facility.  We capitalized interest of $567,000 in 2008 related to our hotel and casino expansions.  No interest was capitalized in 2009.

Our effective income tax rate was 40.9% for the years ended December 31, 2009 and 2008, respectively.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $27,737,000 for the year ended December 31, 2009 compared to $26,808,000 for the year ended December 31, 2008.  The increase was primarily due to the timing of payments to the Delaware State Lottery Office for its portion of the slot win, partially offset by lower earnings excluding the non-cash impairment charge.

Net cash used in investing activities was $4,537,000 for the year ended December 31, 2009 compared to $40,266,000 for the year ended December 31, 2008 and was primarily related to capital improvements.  Capital expenditures for 2009 related primarily to final payments made for our Phase VI casino expansion and our new Race & Sports Book operation.  Capital expenditures for 2008 also related primarily to the Phase VI casino expansion, as well as the completion of our hotel expansion.

Net cash used in financing activities was $19,674,000 for the year ended December 31, 2009 compared to net cash provided by financing activities of $8,891,000 for the year ended December 31, 2008.  During 2009, we repaid $13,200,000 of our credit facility.  During 2008, we borrowed an additional $15,900,000 under our credit facility to fund the significant capital projects in 2008.  We repurchased and retired $59,000 of our outstanding common stock during 2009 compared to $1,040,000 during 2008.  We paid $6,415,000 and $6,360,000 in cash dividends during 2009 and 2008, respectively.

On January 27, 2010, our Board of Directors declared a reduced quarterly cash dividend on both classes of common stock of $0.03 per share.  The dividend is payable on March 10, 2010 to shareholders of record at the close of business on February 10, 2010.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2009.  During the year ended December 31, 2008, we purchased and retired 98,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $9.09 per share, not including nominal brokerage commissions.  At December 31, 2009, we had remaining repurchase authority of 1,653,333 shares.

Based on current business conditions, we expect to make capital expenditures (excluding table games) of approximately $2,000,000 to $2,500,000 during 2010.  In January 2010, Delaware authorized table games at the facilities of video lottery agents.  The State is drafting regulations and we expect to have table games such as blackjack, poker, craps and roulette operational during the third quarter of 2010.  We expect to make additional capital expenditures of approximately $4,500,000 related to table games in 2010. Additionally, we expect to contribute approximately $1,000,000 to our pension plans in 2010.

At December 31, 2009, we had a $125,000,000 credit facility with a bank group.  The maximum borrowing limit under the facility reduced to $100,000,000 on January 1, 2010.  Interest was based, at our option, upon LIBOR plus a margin that varied between 75 and 125 basis points (125 basis points at December 31, 2009) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varied between 50 and 100 basis points (50 basis points at December 31, 2009) depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2009, we were in compliance with all terms of the facility and there was $95,125,000 outstanding at a weighted average interest rate of 1.57%.  At December 31, 2009, $29,875,000 was available pursuant to the facility which reduced to $4,875,000 on January 1, 2010; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2009 only $2,700,000 could have been borrowed as of that date.

We amended our credit facility effective February 19, 2010 to extend the agreement to January 1, 2013, increase the maximum borrowing limit to $105,000,000, revise certain financial covenants and change the margins used to determine interest rates.  The facility reduces to $95,000,000 on April 1, 2011 and to $82,500,000 on April 1, 2012.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 75 and 125 basis points depending on our leverage ratio (125 basis points at December 31, 2009).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  Our latest amendment to our credit facility on February 19, 2010 increased the margins used to determine the interest rate on our interest rate swap.

Effective July 1, 2008, the State enacted legislation that (1) increased the existing surcharge on the portion of slot win that we retain, (2) required that we pay the costs of all franchise games which were previously shared with the State, and (3) required that we pay an additional annual amount to a certain horse racing industry organization previously funded by the State.  That legislation also allowed us to operate all day on Sundays and eliminated the prior legislatively imposed limit on our use of free promotional slot play.  In May of 2009, the State enacted legislation, which became effective May 28, 2009, that further increased the gaming taxes paid to the State on the portion of slot win that we retain.   The combined impact of these legislative initiatives and the additional machine fees were approximately $10,000,000 for 2009.  Additionally, in connection with the latest tax increases, Delaware reintroduced sports betting in 2009.  “Head to head” sports wagering (or wagering on the outcome of a single sporting event), such as is offered in Las Vegas, is the most popular form of sports wagering — but it is not presently permitted in Delaware.  A 2009 decision by the United States Court of Appeals for the Third Circuit ruled that under federal law sports betting operations in Delaware must be limited to parlay bets on NFL games.  The State of Delaware is appealing this decision to the United States Supreme Court but we are unable to predict how the Supreme Court would rule if it agrees to hear the appeal.  We are unable to predict whether increased revenues from additional gaming opportunities (and associated incremental slot play) will offset the recent tax increases.

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

Contractual Obligations

At December 31, 2009, we had the following contractual obligations:

		Payments Due by Period
	Total	2010	2011 – 2012	2013 – 2014	Thereafter
Revolving line of credit(a)	$95,125,000	$—	$12,625,000	$82,500,000	$—
Estimated interest payments on revolving line of credit(b)	9,135,000	3,408,000	5,727,000	—	—
Pension contributions(c)	1,000,000	1,000,000	—	—	—
	$105,260,000	$4,408,000	$18,352,000	$82,500,000	$—

(a) Payments due under our revolving line of credit were based on the latest amendment to our revolving credit agreement dated February 19, 2010.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal or the maximum borrowing limit as of December 31, 2009, as applicable.  For $35,000,000 of our outstanding borrowings, we used the fixed interest rate per the interest rate swap agreement.  For the remaining $60,125,000 of our outstanding borrowings, we used the interest rates that became effective with our latest amendment to our revolving credit agreement dated February 19, 2010.

(c) We expect to contribute approximately $1,000,000 to our pension plans for 2010.  For years subsequent to 2010, we are unable to estimate what our pension contributions will be.

Related Party Transactions

See NOTE 11 — Related Party Transactions to our consolidated financial statements included elsewhere in this document for a full description of related party transactions.

Critical Accounting Policies

The accounting policies described below are those considered critical by us in preparing our consolidated financial statements and/or include significant estimates made by management using information available at the time the estimates are made.  As described below, these estimates could change materially if different information or assumptions were used.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes using the straight-line method over estimated useful lives ranging from 3 to 10 years for furniture, fixtures and equipment and up to 40 years for facilities.  These estimates require assumptions that are believed to be reasonable.  We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss would be measured as the amount by which the carrying amount of the asset exceeds its fair value.  Generally, fair value will be determined using valuation techniques such as the present value of future cash flows.

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

Factors That May Affect Operating Results; Forward-Looking Statements

This report and the documents incorporated by reference may contain forward-looking statements.  In Item 1A of this report, we disclose the important factors that could cause our actual results to differ from our expectations.

Item 7A.         Quantitative And Qualitative Disclosure About Market Risk

We are exposed to financial market risk resulting from changes in interest rates.  We do not engage in speculative or leveraged transactions, nor hold or issue financial instruments for trading purposes.

At December 31, 2009, we have marketable securities of $125,000.  These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet.  Fair-value is determined based on the current market values.

At December 31, 2009, there was $95,125,000 outstanding under our revolving credit agreement.  The credit agreement bears interest at our option, upon LIBOR plus a margin that varies between 75 and 125 basis points (125 basis points at December 31, 2009) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varies between 50 and 100 basis points (50 basis points at December 31, 2009) depending on the leverage ratio.  Therefore, we are subject to interest rate risk on the variable component of the interest rate.  Historically, we managed our mix of fixed and variable rate debt by structuring the terms of our debt agreements.  Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converted $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 75 and 125 basis points depending on our leverage ratio (125 basis points at December 31, 2009).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  The agreement terminates on April 17, 2012.  As of December 31, 2009, the interest rate swap had a negative fair value of $186,000.  An increase in interest rates of one percent would result in the interest rate swap having a fair value of approximately $581,000 at December 31, 2009.  A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $972,000 at December 31, 2009. A change in interest rates will have no impact on the interest expense associated with the $35,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement.  A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at December 31, 2009 not subject to the interest rate swap would cause a change in total annual interest costs of $601,000.  The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at December 31, 2009.

Item 8.            Financial Statements And Supplementary Data

Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm included in this report are shown on the Index to Consolidated Financial Statements on page 33.

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

Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.  KPMG LLP independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  KPMG LLP has issued their report which is included herein.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited Dover Downs Gaming & Entertainment, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(c)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dover Downs Gaming & Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania

March 5, 2010

Item 9B.         Other Information

None.

Part III

Item 10.         Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2010.

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

Executive Officers of the Registrant.  As of December 31, 2009, our executive officers were:

Name	Position	Age	Term of Office

Denis McGlynn	President and Chief Executive Officer	63	11/79 to date

Edward J. Sutor	Executive Vice President and Chief Operating Officer	60	3/99 to date

Timothy R. Horne	Sr. Vice President-Finance, Treasurer and Chief Financial Officer	43	11/96 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	50	7/99 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board since our initial public offering in 2002.  Mr. Tippie also serves as Chairman of the Board to DVD as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 30 years.  Mr. McGlynn also serves as President and Chief Executive Officer to DVD.

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

Item 11.         Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2010.

Item 12.                            Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2010.

Equity Compensation Plan Information

We have a stock incentive plan which provides for the grant of up to 2,250,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Refer to NOTE 9 — Stockholders’ Equity to our consolidated financial statements included elsewhere in this document for further discussion.  Securities authorized for issuance under equity compensation plans at December 31, 2009 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	634,526	$7.02	616,380

Equity compensation plans not approved by security holders	—	—	—
Total	634,526	$7.02	616,380

Item 13.         Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2010.

Item 14.         Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 28, 2010.

Part IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements — See accompanying Index to Consolidated Financial Statements on page 33.

(2)	Financial Statement Schedules — None.

(3)	Exhibits:

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

10.6

Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of January 15, 2002 (incorporated herein by reference to Exhibit 10.10 to the Form 10 filed on January 16, 2002, which was declared effective on March 7, 2002).

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

10.15

Seventh Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of January 15, 2009 (incorporated herein by reference to Exhibit 10.15 to the Form 10-K filed on March 6, 2009).

10.16

Eighth Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of February 27, 2009 (incorporated herein by reference to Exhibit 10.16 to the Form 10-K filed on March 6, 2009).

10.17

Ninth Amendment to Amended and Restated Credit Agreement among Dover Downs Gaming & Entertainment, Inc. and Wilmington Trust Company, as agent, dated as of February 19, 2010 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on February 25, 2010).

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

10.21

Amended and Restated Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Klaus M. Belohoubek dated February 13, 2006 (incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed on February 17, 2006).

10.22

Amendment to certain agreements between Dover Downs Gaming & Entertainment, Inc. and selected executives and directors (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2008).

10.23

Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed on August 6, 2004).

10.24	Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 29, 2004).

10.25

Form of Incentive Stock Option Agreement Used with Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2004).

10.26

Form of Restricted Stock Grant Agreement Used with Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 3, 2004).

10.27	Description of Annual Salary and Certain Discretionary Incentives to Executive Officers (incorporated herein by reference to the Current Report on Form 8-K dated January 4, 2010).

10.28

Letter of Intent dated October 14, 2008 between Dover Downs Gaming Management Corp. and UG Entertainment, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 14, 2009).

21.1	List of Subsidiaries of Dover Downs Gaming & Entertainment, Inc.

24.1	Powers of Attorney for Directors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Information Statement dated as of March 7, 2002 (incorporated herein by reference to Exhibit 99.1 to the Form 10 filed on March 7, 2002).

99.2	Audit Committee Charter of Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit B to our Proxy Statement filed on March 30, 2010).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	March 5, 2010	Dover Downs Gaming & Entertainment, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President and Chief Executive Officer and Director	March 5, 2010
Denis McGlynn	(Principal Executive Officer)

/s/ Timothy R. Horne	Sr. Vice President — Finance,	March 5, 2010
Timothy R. Horne	Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering either of them to sign this report, or any amendments, on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	March 5, 2010
Henry B. Tippie

/s/ Kenneth K. Chalmers	Director and Chairman of the Audit Committee	March 5, 2010
Kenneth K. Chalmers

/s/ R. Randall Rollins	Director	March 5, 2010
R. Randall Rollins

/s/ Patrick J. Bagley	Director	March 5, 2010
Patrick J. Bagley

/s/ John W. Rollins, Jr.	Director	March 5, 2010
John W. Rollins, Jr.

/s/ Jeffrey W. Rollins	Director	March 5, 2010
Jeffrey W. Rollins

/s/ Denis McGlynn	As Attorney-in-Fact and Director	March 5, 2010
Denis McGlynn

STATEMENT OF MANAGEMENT RESPONSIBILITY

Dover Downs Gaming & Entertainment, Inc. and subsidiaries’ (the “Company”) management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information included in the Company’s 2009 Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation, management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of evaluating participating securities under the two-class method of computing earnings per share due to the adoption of Financial Accounting Standards Board Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (incorporated into Accounting Standards Codification Topic 260, “Earnings Per Share”), effective January 1, 2009 on a retrospective basis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dover Downs Gaming & Entertainment, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania
March 5, 2010

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

(in thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
Revenues:
Gaming	$213,855	$219,878	$224,760
Other operating	18,944	19,254	17,606
	232,799	239,132	242,366
Expenses:
Gaming	175,785	169,360	166,040
Other operating	14,758	16,101	15,268
General and administrative	6,678	6,317	6,319
Impairment charge	2,177	—	—
Depreciation	11,939	10,849	7,843
	211,337	202,627	195,470

Operating earnings	21,462	36,505	46,896

Interest expense	2,376	3,484	2,741

Earnings before income taxes	19,086	33,021	44,155

Income taxes	7,809	13,510	18,070

Net earnings	11,277	19,511	26,085

Unrealized loss on interest rate swap, net of income taxes	(110)	—	—

Unrealized gain (loss) on available-for-sale securities, net of income taxes	10	(19)	—

Reclassification adjustment for loss realized on available-for-sale securities, net of income taxes	16	—	—

Change in pension net actuarial loss and prior service cost, net of income taxes	1,186	(1,995)	210

Comprehensive earnings	$12,379	$17,497	$26,295

Net earnings per common share (Note 2):
Basic	$0.35	$0.61	$0.80
Diluted	$0.35	$0.61	$0.79

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$21,415	$17,889
Accounts receivable	2,636	2,661
Due from State of Delaware	11,069	10,870
Inventories	2,170	2,025
Prepaid expenses and other	2,151	2,029
Receivable from Dover Motorsports, Inc.	5	—
Income taxes receivable	129	—
Deferred income taxes	1,209	1,705
Total current assets	40,784	37,179

Property and equipment, net	192,360	203,522
Other assets	863	1,019
Total assets	$234,007	$241,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,078	$4,842
Purses due horsemen	10,219	10,186
Accrued liabilities	8,788	7,419
Payable to Dover Motorsports, Inc.	—	11
Income taxes payable	—	619
Deferred revenue	306	212
Total current liabilities	22,391	23,289

Revolving line of credit	95,125	108,325
Liability for pension benefits	4,900	6,099
Other liabilities	186	—
Deferred income taxes	4,166	3,488
Total liabilities	126,768	141,201

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,461,219 and 15,209,544, respectively	1,546	1,521
Class A common stock, $.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 16,603,173 and 16,603,173, respectively	1,660	1,660
Additional paid-in capital	1,664	933
Retained earnings	103,559	98,697
Accumulated other comprehensive loss	(1,190)	(2,292)
Total stockholders’ equity	107,239	100,519
Total liabilities and stockholders’ equity	$234,007	$241,720

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2009	2008	2007
Operating activities:
Net earnings	$11,277	$19,511	$26,085
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,939	10,849	7,843
Amortization of credit facility origination fees	39	40	40
Stock-based compensation	952	998	895
Deferred income taxes	187	(316)	(333)
Impairment charge	2,177	—	—
Changes in assets and liabilities:
Accounts receivable	25	1,899	(235)
Due from State of Delaware	(199)	(340)	442
Inventories	(145)	(167)	(93)
Prepaid expenses and other	42	(768)	(453)
Receivable from/payable to Dover Motorsports, Inc.	(16)	(7)	9
Income taxes receivable/payable	(653)	193	469
Accounts payable	(184)	(610)	(65)
Purses due horsemen	33	(294)	790
Accrued liabilities	1,369	(4,521)	742
Deferred revenue	94	114	61
Other liabilities	800	227	223
Net cash provided by operating activities	27,737	26,808	36,420

Investing activities:
Capital expenditures	(4,535)	(40,166)	(52,134)
Proceeds from the sale of available-for-sale securities	102	—	—
Purchase of available-for-sale securities	(104)	(100)	—
Net cash used in investing activities	(4,537)	(40,266)	(52,134)

Financing activities:
Borrowings from revolving line of credit	157,875	186,725	177,255
Repayments of revolving line of credit	(171,075)	(170,825)	(144,255)
Dividends paid	(6,415)	(6,360)	(6,036)
Repurchase of common stock	(59)	(1,040)	(9,990)
Proceeds from stock options exercised	—	366	1,114
Excess tax benefit on stock awards	—	25	62
Net cash (used in) provided by financing activities	(19,674)	8,891	18,150

Net increase (decrease) in cash	3,526	(4,567)	2,436
Cash, beginning of year	17,889	22,456	20,020
Cash, end of year	$21,415	$17,889	$22,456

Supplemental information:
Interest paid	$2,801	$3,204	$2,564
Income taxes paid	$8,275	$13,606	$17,870
Change in accounts payable for capital expenditures	$(1,581)	$(8,093)	$5,275

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Business Operations

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

We are a diversified gaming and entertainment company whose operations consist of:

•                 Dover Downs Slots — a 165,000-square foot video lottery casino complex featuring the latest in slot machine offerings, multi-player electronic table games and a new Race & Sports Book;

•                 Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with conference, banquet, ballroom and concert hall facilities; and

•                 Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

The casino facility includes the Dover Downs’ Fire & Ice Lounge, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets.  All of our operations are located at our entertainment complex in Dover, the capital of the State of Delaware.

During the third quarter of 2009, we opened our Race & Sports Book operation and Frankie’s Italian restaurant.  The Race & Sports Book features parlay sports wagering on National Football League (“NFL”) games and pari-mutuel wagering on live and simulcast horse races.  In January 2010, the Delaware legislature authorized table games at the facilities of the State’s three video lottery agents.  The State is drafting regulations and we expect to have table games such as blackjack, poker, craps and roulette operational during the third quarter of 2010.

Dover Downs Gaming & Entertainment, Inc. is a public holding company that has two wholly owned subsidiaries: Dover Downs, Inc. and Dover Downs Gaming Management Corp.  Dover Downs, Inc. was incorporated in 1967 and began motorsports and harness racing operations in 1969.  In June of 1994, legislation authorizing video lottery operations in the State of Delaware (the “State”) was adopted. Our casino operations began on December 29, 1995.  As a result of several restructurings, Dover Downs, Inc. became a wholly owned subsidiary of Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) (“DVD”), and became the operating entity for all of DVD’s gaming operations.

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

Dover Downs, Inc. is authorized to conduct video lottery, sports wagering and table game operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Pursuant to Delaware’s Horse Racing Redevelopment Act, enacted in 1994, the Delaware State Lottery Office administers and controls these gaming operations.

Our license from the Delaware Harness Racing Commission to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Harness Racing Commission for the past 41 consecutive years and management believes that our relationship with the Commission remains good.

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

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets.  Changes in fair value are reported in other comprehensive income (loss).  See NOTE 9 — Stockholders’ Equity and NOTE 10 — Financial Instruments for further discussion.

Derivative Instruments and Hedging Activities—We are subject to interest rate risk on the variable component of the interest rate under our revolving credit agreement.  Effective January 15, 2009, we entered into a $35,000,000 interest rate swap agreement.  We have designated the interest rate swap as a cash flow hedge.  Changes in the fair value of the effective portion of the interest rate swap are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  See NOTE 6 — Credit Facility and NOTE 10 — Financial Instruments for further discussion.

Inventories—Inventories are stated at the lower of cost or market with cost being determined on the first-in, first-out basis.

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method over the following estimated useful lives:

Facilities	10-40 years
Furniture, fixtures and equipment	3-10 years

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates.  During the year ended December 31, 2009, no interest was capitalized.  During the years ended December 31, 2008 and 2007, we incurred $4,051,000 and $4,280,000 of interest cost, of which $567,000 and $1,539,000 was capitalized, respectively.

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years after 2005 remain open to examination for federal income tax purposes.  Tax years after 2004 remain open to examination for state income tax purposes.

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $1,936,000 and $1,838,000, respectively, at December 31, 2009 and 2008, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine wins and losses, (ii) our portion of the net win from sports wagering and (iii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $18,255,000, $17,758,000 and $15,770,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

For the video lottery operations, which account for approximately 90% of revenues for all periods presented, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in our consolidated financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the video lottery operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the slot machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to us as our commission for acting as a Licensed Agent. Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the slot machines and associated computer systems, and (iii) for harness horse racing purses.  We recognize revenues from sports wagering commissions when the event occurs.  We recognize revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms, food and beverage sales and other miscellaneous income are recognized at the time the service is provided.

Advertising costs—The cost of general advertising is charged to operations as incurred.

Net earnings per common share—Basic and diluted net earnings per common share (“EPS”) are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.”  In June 2008, the FASB issued guidance stating that nonvested share-based payment awards that include rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing EPS is required for all periods presented. We adopted the provisions of ASC Topic 260 relating to the two-class method of computing EPS effective January 1, 2009.

Our restricted stock awards include the right to dividends with respect to nonvested shares. The nonvested shares of our restricted stock grants are considered participating securities and must be included in our computation of EPS. Accordingly, we have computed EPS to include the impact of outstanding nonvested shares of restricted stock in the calculation of basic EPS effective as of the first quarter of 2009 and have adjusted prior periods EPS retrospectively for the inclusion of such outstanding nonvested restricted shares. The adoption of the provisions of ASC Topic 260 relating to the two-class method of computing EPS reduced our basic and diluted EPS by $0.01 for the years ended December 31, 2008 and 2007.

The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts):

	2009	2008	2007
Net earnings per common share — basic:
Net earnings	$11,277	$19,511	$26,085
Net earnings allocated to nonvested restricted stock awards	203	230	242
Net earnings available to common stockholders	$11,074	$19,281	$25,843

Weighted-average shares outstanding	31,492	31,436	32,239

Net earnings per common share — basic	$0.35	$0.61	$0.80

	2009	2008	2007
Net earnings per common share — diluted:
Net earnings	$11,277	$19,511	$26,085
Net earnings allocated to nonvested restricted stock awards	203	230	240
Net earnings available to common stockholders	$11,074	$19,281	$25,845

Weighted-average shares outstanding	31,492	31,436	32,239
Dilutive stock options	—	91	290
Weighted-average shares and dilutive shares outstanding	31,492	31,527	32,529

Net earnings per common share — diluted	$0.35	$0.61	$0.79

For the years ended December 31, 2009 and 2008, options to purchase 634,526 and 666,630 shares of common stock were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.  There were no anti-dilutive securities excluded from the calculation of diluted EPS for the year ended December 31, 2007.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards and stock options of $952,000, $998,000 and $895,000 as general and administrative expenses for the years ended December 31, 2009, 2008 and 2007, respectively.  We recorded income tax benefits of $386,000, $319,000 and $231,000 for the years ended December 31, 2009, 2008 and 2007, respectively, related to our restricted stock awards.

Use of estimates—The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the reported amounts of assets and liabilities, disclosures about contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on our best estimates and judgment.  We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances.  We adjust such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ from these estimates.  Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Segment information—We account for our operating segment in accordance with ASC Topic 280, Segment Reporting.  ASC Topic 280 establishes guidelines for public companies in determining operating segments based on those used for internal reporting to management.  Based on these guidelines, we report information under a single gaming and entertainment segment.

Recent accounting pronouncements—In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”).  ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the FASB ASC will be considered non-authoritative.  These provisions of ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations, but did impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, now codified as FASB ASC Topic 820, Fair Value Measurement and Disclosure, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, ASC Topic 820 does not require any new fair value measurements. ASC Topic 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities that are measured at fair value on a recurring basis.  In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of Statement No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008.  The impact of adoption of ASC Topic 820 for financial assets and liabilities is discussed in NOTE 7 — Financial Instruments.  The adoption of ASC Topic 820 for non-financial assets and liabilities did not have a significant impact on our consolidated financial statements.

Adjustments—During the fourth quarter of 2009, we determined that we had understated our liability associated with the amount of purses we owe for harness racing events in years preceding 2007.  As a result, we have corrected our consolidated balance sheet as of December 31, 2008.  The cumulative effect of this adjustment, net of tax effects, is a reduction of retained earnings of $566,000 as of the beginning of 2007.  No adjustment has been made to historical results of operations or net cash flows from operating, investing or financing activities for the years ended December 31, 2008 or 2007.  See NOTE 9 — Stockholders’ Equity.

Following is a summary of the effects of these changes on our consolidated balance sheet as of December 31, 2008 (in thousands):

	Previously Reported	Adjustments	Adjusted
Deferred income taxes	$1,317	$388	$1,705
Total current assets	36,791	388	37,179
Total assets	241,332	388	241,720
Accounts payable	4,679	163	4,842
Purses due horsemen	9,395	791	10,186
Total current liabilities	22,335	954	23,289
Total liabilities	140,247	954	141,201
Retained earnings	99,263	(566)	98,697
Total stockholders’ equity	101,085	(566)	100,519
Total liabilities and stockholders’ equity	$241,332	$388	$241,720

NOTE 3 — Impairment Charge

We had previously completed architectural and engineering work related to a Phase 7 casino expansion that would have included, among other things, a new sports book facility and a parking garage.  Given the decision by the US Court of Appeals for the Third Circuit to limit the extent of sports wagering in Delaware and the higher gaming tax rates that were legislated in the third quarter of 2009, we decided not to proceed with these projects.   During the third quarter of 2009, we wrote off $2,177,000 of capitalized costs related to these expansion projects.

NOTE 4—Property and Equipment

Property and equipment consists of the following as of December 31:

	2009	2008
Land	$785,000	$785,000
Casino facility	75,131,000	75,643,000
Hotel facility	112,962,000	112,875,000
Harness racing facilities	10,966,000	10,005,000
General facilities	15,745,000	15,552,000
Furniture, fixtures and equipment	52,798,000	50,871,000
Construction in progress	100,000	2,323,000
	268,487,000	268,054,000
Less accumulated depreciation	(76,127,000)	(64,532,000)
	$192,360,000	$203,522,000

NOTE 5—Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2009	2008
Point loyalty program	$1,936,000	$1,838,000
Payroll and related items	1,844,000	2,004,000
Win due to Delaware State Lottery Office	2,861,000	2,367,000
Other	2,147,000	1,210,000
	$8,788,000	$7,419,000

NOTE 6—Credit Facility

At December 31, 2009, we had a $125,000,000 credit facility with a bank group.  The maximum borrowing limit under the facility reduced to $100,000,000 on January 1, 2010.  Interest was based, at our option, upon LIBOR plus a margin that varied between 75 and 125 basis points (125 basis points at December 31, 2009) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate (the greater of the prime rate or the federal funds rate plus 0.5%) less a margin that varied between 50 and 100 basis points (50 basis points at December 31, 2009) depending on the leverage ratio.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2009, we were in compliance with all terms of the facility and there was $95,125,000 outstanding at a weighted average interest rate of 1.57%.  At December 31, 2009, $29,875,000 was available pursuant to the facility which reduced to $4,875,000 on January 1, 2010; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2009 only $2,700,000 could have been borrowed as of that date.

We amended our credit facility effective February 19, 2010 to extend the agreement to January 1, 2013, increase the maximum borrowing limit to $105,000,000, revise certain financial covenants and change the margins used to determine interest rates.  The facility reduces to $95,000,000 on April 1, 2011 and to $82,500,000 on April 1, 2012.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 75 and 125 basis points depending on our leverage ratio (125 basis points at December 31, 2009).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  Our latest amendment to our credit facility on February 19, 2010 increased the margins used to determine the interest rate on our interest rate swap.

NOTE 7—Income Taxes

The current and deferred income tax provisions are as follows:

	Years ended December 31,
	2009	2008	2007
Current:
Federal	$6,010,000	$10,845,000	$14,556,000
State	1,612,000	2,981,000	3,938,000
	7,622,000	13,826,000	18,494,000
Deferred:
Federal	126,000	(227,000)	(364,000)
State	61,000	(89,000)	(60,000)
	187,000	(316,000)	(424,000)
Total income taxes	$7,809,000	$13,510,000	$18,070,000

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2009	2008	2007
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.7%	5.7%	5.7%
Other	0.2%	0.2%	0.2%
Effective income tax rate	40.9%	40.9%	40.9%

The components of deferred income tax assets and liabilities are as follows as of December 31:

	2009	2008
Deferred income tax assets:
Point loyalty program	$787,000	$747,000
Accrued expenses	1,931,000	2,626,000
Other	686,000	909,000
Total deferred income tax assets	3,404,000	4,282,000

Deferred income tax liabilities:
Depreciation — property and equipment	(6,361,000)	(6,065,000)
Total deferred income tax liabilities	(6,361,000)	(6,065,000)
Net deferred income tax liabilities	$(2,957,000)	$(1,783,000)

Amounts recognized in the consolidated balance sheet:
Current deferred income tax assets	$1,209,000	$1,705,000
Noncurrent deferred income tax liabilities	(4,166,000)	(3,488,000)
	$(2,957,000)	$(1,783,000)

NOTE 8—Pension Plans

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

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$11,506,000	$9,052,000
Service cost	1,408,000	1,277,000
Interest cost	683,000	583,000
Actuarial (gain) loss	(1,116,000)	732,000
Benefits paid	(173,000)	(138,000)
Benefit obligation at end of year	12,308,000	11,506,000

Change in plan assets:
Fair value of plan assets at beginning of year	5,407,000	6,542,000
Actual gain (loss) on plan assets	1,174,000	(2,047,000)
Employer contribution	1,000,000	1,050,000
Benefits paid	(173,000)	(138,000)
Fair value of plan assets at end of year	7,408,000	5,407,000

Unfunded status	$(4,900,000)	$(6,099,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31 are as follows:

	2009	2008
Net actuarial loss	$1,806,000	$3,797,000
Prior service cost	25,000	33,000
	$1,831,000	$3,830,000

The accumulated benefit obligation for all defined benefit pension plans was $10,082,000 and $9,146,000, respectively, as of December 31, 2009 and 2008.

The components of net periodic pension cost for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Service cost	$1,408,000	$1,277,000	$1,218,000
Interest cost	683,000	583,000	497,000
Expected return on plan assets	(501,000)	(601,000)	(502,000)
Recognized net actuarial loss	202,000	9,000	11,000
Recognized prior service cost	8,000	9,000	9,000
	$1,800,000	$1,277,000	$1,233,000

For the year ending December 31, 2010, we expect to recognize the following amounts as components of net periodic benefit cost which are included in accumulated comprehensive loss as of December 31, 2009:

Actuarial loss	$48,000
Prior service cost	9,000
$57,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2009, 2008 and 2007, and the actuarial value of the benefit obligation at December 31, 2009 and 2008 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2009	2008	2007	2009	2008
Weighted-average discount rate	6.10%	6.50%	6.15%	6.50%	6.10%
Weighted-average rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	n/a	n/a

For 2009, we assumed a long-term rate of return on plan assets of 8.5%.  In developing the 8.5% expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

Our investment goals are to achieve a combination of moderate growth of capital and income with moderate risk.  Acceptable investment vehicles will include mutual funds, exchange-traded funds (ETFs), limited partnerships, and individual securities. Our target allocations for plan assets are 60% equities and  40% fixed income. Of the equity portion, 50% will be invested in passively managed securities using ETFs and the other 50% will be invested in actively managed investment vehicles. We address diversification by investing in large, mid and small capitalization U.S. stocks, international (non-U.S.) equity, REITS, and real assets (consisting of inflation-linked bonds, real estate and natural resources).  A sufficient percentage of investments will be readily marketable in order to be sold to fund benefit payment obligations as they become payable.

The fair values of our pension assets as of December 31, 2009 by asset category are as follows (refer to NOTE 10 — Financial Instruments for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds/ETFs:
Equity-large cap	$1,224,000	$1,224,000	$—	$—
Equity-small cap	395,000	395,000	—	—
Equity-international	1,724,000	1,724,000	—	—
Fixed income	3,266,000	3,266,000	—	—
Real estate	416,000	416,000	—	—
Money market	307,000	307,000	—	—
Other	76,000	76,000	—	—
Total	$7,408,000	$7,408,000	$—	$—

The fair values of our pension assets as of December 31, 2008 by asset category are as follows (refer to NOTE 10 — Financial Instruments for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds:
Equity-large cap	$1,674,000	$1,674,000	$—	$—
Equity-mid cap	273,000	273,000	—	—
Equity-small cap	549,000	549,000	—	—
Equity-international	749,000	749,000	—	—
Fixed income	1,544,000	1,544,000	—	—
Real estate	566,000	566,000	—	—
Money market	52,000	52,000	—	—
Total	$5,407,000	$5,407,000	$—	$—

We expect to contribute approximately $1,000,000 to our pension plans in 2010.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

2010	$205,000
2011	$294,000
2012	$394,000
2013	$468,000
2014	$523,000
2015-2019	$4,015,000

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees. Our matching contributions to the 401(k) plan were $98,000, $86,000 and $80,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 9—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows:

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2006, as previously reported	$1,542	$1,700	$769	$73,736	$(488)
Prior period adjustment (see NOTE 2)	—	—	—	(566)	—
Balance at December 31, 2006, as adjusted	1,542	1,700	769	73,170	(488)
Net earnings	—	—	—	26,085	—
Dividends paid, $.185 per share	—	—	—	(6,036)	—
Repurchase and retirement of common stock	(92)	—	(2,753)	(7,145)	—
Proceeds from stock options exercised	16	—	1,098	—	—
Issuance of nonvested stock awards, net of forfeitures	8	—	(8)	—	—
Stock-based compensation	—	—	895	—	—
Excess tax benefit on stock awards	—	—	62	—	—
Amortization of prior service costs and unrealized losses on pension plans, net of income tax expense of $143	—	—	—	—	210
Balance at December 31, 2007	1,474	1,700	63	86,074	(278)
Net earnings	—	—	—	19,511	—
Dividends paid, $.20 per share	—	—	—	(6,360)	—
Proceeds from stock options exercised	6	—	360	—	—
Issuance of nonvested stock awards, net of forfeitures	12	—	(12)	—	—
Stock-based compensation	—	—	998	—	—
Excess tax benefit on stock awards	—	—	25	—	—
Change in pension net actuarial loss and prior service cost, net of income tax benefit of $1,367	—	—	—	—	(1,995)
Unrealized loss on available-for-sale securities, net of income tax benefit of $12	—	—	—	—	(19)
Repurchase and retirement of common stock	(11)	—	(501)	(528)	—
Conversion of Class A common stock to common stock	40	(40)	—	—	—
Balance at December 31, 2008	1,521	1,660	933	98,697	(2,292)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Net earnings	—	—	—	11,277	—
Dividends paid, $.20 per share	—	—	—	(6,415)	—
Issuance of nonvested stock awards, net of forfeitures	27	—	(27)	—	—
Stock-based compensation	—	—	952	—	—
Tax shortfall from stock awards	—	—	(137)	—	—
Unrealized loss on interest rate swap, net of income tax benefit of $76	—	—	—	—	(110)
Change in pension net actuarial loss and prior service cost, net of income tax expense of $813	—	—	—	—	1,186
Unrealized gain on available-for-sale securities, net of income tax expense of $7	—	—	—	—	10
Reclassification adjustment for loss realized on available-for-sale securities, net of income tax benefit of $11	—	—	—	—	16
Repurchase and retirement of common stock	(2)	—	(57)	—	—
Balance at December 31, 2009	$1,546	$1,660	$1,664	$103,559	$(1,190)

As of December 31, 2009 and 2008, accumulated other comprehensive loss consists of the following:

	2009	2008
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $744,000 and $1,557,000, respectively	$(1,087,000)	$(2,273,000)
Unrealized loss on interest rate swap, net of income tax benefit of $76,000	(110,000)	—
Accumulated unrealized gain (loss) on available-for-sale securities, net of income tax (expense) benefit of ($6,000) and $12,000, respectively	7,000	(19,000)
Accumulated other comprehensive loss	$(1,190,000)	$(2,292,000)

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

On January 27, 2010, our Board of Directors declared a reduced quarterly cash dividend on both classes of common stock of $.03 per share.  The dividend is payable on March 10, 2010 to stockholders of record at the close of business on February 10, 2010.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2009.  During the year ended December 31, 2008, we purchased and retired 98,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $9.09 per share, not including nominal brokerage commissions.  During the year ended December 31, 2007, we purchased and retired 916,900 shares of our outstanding common stock pursuant to this plan at an average purchase price of $10.72 per share, not including nominal brokerage commissions.  At December 31, 2009, we had remaining repurchase authority of 1,653,333 shares.

During the years ended December 31, 2009, 2008 and 2007, we purchased and retired 15,325, 13,881 and 8,288 shares of our outstanding common stock for $59,000, $139,000 and $112,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

                           We have a stock incentive plan which provides for the grant of up to 2,250,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested stock awards.  Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  Once the options are exercised, our plan requires that the common stock be held for a minimum of one year.  The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  As of December 31, 2009, there were 616,380 shares available for granting options or stock awards.

Stock option activity for the year ended December 31, 2009 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	666,630	$6.97
Expired	(32,104)	$6.11
Outstanding at December 31, 2009	634,526	$7.02	.69	$—
Exercisable at December 31, 2009	634,317	$7.02	.69	$—

No stock options were granted during the three year period ending December 31, 2009.  No stock options were exercised during the year ended December 31, 2009.  The total intrinsic value of stock options exercised during the years ended December 31, 2008 and 2007 was $165,000 and $1,089,000, respectively, on the exercise date.

Nonvested stock option activity for the year ended December 31, 2009 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	76,253	$2.67
Vested	(76,044)	$2.67
Nonvested at December 31, 2009	209	$2.60

The total fair value of stock options vested during the years ended December 31, 2009, 2008 and 2007 was $203,000, $385,000 and $407,000, respectively.  We recorded, within general and administrative expenses, compensation expense of $4,000, $214,000 and $326,000 related to stock options for the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009, there was no unrecognized compensation cost related to nonvested stock options granted to employees under our stock incentive plan.

Nonvested restricted stock activity for the year ended December 31, 2009 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	370,000	$10.54
Granted	267,000	$3.68
Vested	(68,300)	$9.97
Nonvested at December 31, 2009	568,700	$7.38

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period.  The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $681,000, $451,000 and $247,000, respectively.  The grant-date fair value of restricted stock awards granted during the years ended December 31, 2009, 2008 and 2007 was $3.68, $10.51 and $13.54, respectively.  We recorded, within general and administrative expenses, compensation expense of $948,000, $784,000 and $569,000 related to restricted stock awards for the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009, there was $2,745,000 of total deferred compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 3.7 years.

NOTE 10—Financial Instruments

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2009:

	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$125,000	$125,000	$—	$—
Interest rate swap	(186,000)	—	(186,000)	—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.

At December 31, 2009 and 2008, there was $95,125,000 and $108,325,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 6 — Credit Facility and therefore we believe approximate fair value.  We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt.  As a result, as described in NOTE 6 — Credit Facility, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  At December 31, 2009, the interest rate swap had a negative fair value of $186,000 which is recorded in other liabilities.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.  We recognized $110,000, net of income taxes, in unrealized losses on our interest rate swap during 2009.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

NOTE 11—Related Party Transactions

During the years ended December 31, 2009, 2008 and 2007, we allocated costs of  $1,983,000, $2,104,000 and $1,873,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $225,000, $295,000 and $229,000, respectively, to us for the years ended December 31, 2009, 2008 and 2007.  The allocations were based on an analysis of each company’s share of the costs.  Additionally, in connection with DVD’s 2009, 2008 and 2007 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $999,000, $1,237,000 and $1,207,000, respectively.  Additionally, DVD invoiced us $375,000, $434,000 and $429,000, respectively, for our rental of a skybox suite, tickets and other services during DVD’s 2009, 2008 and 2007 NASCAR event weekends at Dover International Speedway.  As of December 31, 2009 and 2008, our consolidated balance sheets included a $5,000 receivable from and $11,000 payable to DVD, respectively, for the aforementioned items.  We settled these items in January of 2010 and 2009, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

Prior to our spin-off from DVD in 2002, both companies shared certain real property in Dover, Delaware.  At the time of the spin-off, some of this real property was transferred to us to ensure that the real property holdings of each company was aligned with its past uses and future business needs.  During our harness racing season, we have historically used the 5/8-mile harness racing track that is located on DVD’s property and is on the inside of its one-mile motorsports superspeedway.  In order to continue this historic use, DVD granted a perpetual easement to the harness track to us at the time of the spin-off.  This perpetual easement allows us to have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The easement requires that we maintain the harness track but does not require the payment of any rent.

Various easements and agreements relative to access, utilities and parking have also been entered into between us and DVD relative to our respective Dover, Delaware facilities.  DVD pays rent to us for the lease of its principal executive office space.  We also allow DVD to use our indoor grandstands in connection with DVD’s two annual motorsports weekends.  We do not assess rent for this nominal use and may discontinue the use at our discretion.

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

NOTE 12—Commitments and Contingencies

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial position or cash flows.

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in our control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $8,800,000 to $9,200,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed. We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,100,000 and $1,500,000 and these amounts have been included in the maximum contingent liability disclosed above. This maximum tax gross up assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered. Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants. The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax. We are unable to conclude whether the Internal

Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

NOTE 13—Quarterly Results (unaudited)

	March 31	June 30	September 30(a)	December 31
Year Ended December 31, 2009
Revenues	$59,080,000	$58,530,000	$59,814,000	$55,375,000
Operating earnings	$7,906,000	$7,308,000	$2,632,000	$3,616,000
Net earnings	$4,293,000	$3,938,000	$1,231,000	$1,815,000
Net earnings per share-basic	$0.13	$0.12	$0.04	$0.06
Net earnings per share-diluted	$0.13	$0.12	$0.04	$0.06

Year Ended December 31, 2008
Revenues	$59,789,000	$59,971,000	$63,929,000	$55,443,000
Operating earnings	$9,934,000	$10,271,000	$9,458,000	$6,842,000
Net earnings	$5,321,000	$5,698,000	$4,996,000	$3,496,000
Net earnings per share-basic	$0.17	$0.18	$0.16	$0.11
Net earnings per share-diluted	$0.17	$0.18	$0.16	$0.11

(a)          During the third quarter of 2009, we recorded a non-cash impairment charge of $2,177,000 related to the impairment of long-lived assets.  See NOTE 3 — Impairment Charge.

Per share data amounts for the quarters have each been calculated separately.  Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.