Form 10-Q
period 2010-03-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2010-05-07
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -                                                                                                         15,637,022 shares

Class A Common Stock -                                                            16,603,173 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Gaming	$51,696	$54,903
Other operating	4,354	4,177
	56,050	59,080
Expenses:
Gaming	43,972	43,153
Other operating	3,452	3,343
General and administrative	1,727	1,730
Depreciation	3,023	2,948
	52,174	51,174

Operating earnings	3,876	7,906

Interest expense	683	637

Earnings before income taxes	3,193	7,269

Income taxes	1,520	2,976

Net earnings	1,673	4,293

Unrealized loss on interest rate swap, net of income taxes	(167)	(194)

Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income taxes	8	34

Unrealized gain (loss) on available-for-sale securities, net of income taxes	2	(5)

Comprehensive earnings	$1,516	$4,128

Net earnings per common share:
Basic	$0.05	$0.13
Diluted	$0.05	$0.13

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$18,893	$21,415
Accounts receivable	3,717	2,636
Due from State of Delaware	3,297	11,069
Inventories	2,193	2,170
Prepaid expenses and other	2,397	2,151
Receivable from Dover Motorsports, Inc.	157	5
Prepaid income taxes	—	129
Deferred income taxes	1,235	1,209
Total current assets	31,889	40,784

Property and equipment, net	189,846	192,360
Other assets	892	863
Total assets	$222,627	$234,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,745	$3,078
Purses due horsemen	3,369	10,219
Accrued liabilities	6,641	8,788
Income taxes payable	1,403	—
Deferred revenue	236	306
Total current liabilities	15,394	22,391

Revolving line of credit	89,975	95,125
Liability for pension benefits	4,721	4,900
Other liabilities	468	186
Deferred income taxes	4,072	4,166
Total liabilities	114,630	126,768

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,644,028 and 15,461,219, respectively	1,564	1,546
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 16,603,173 and 16,603,173, respectively	1,660	1,660
Additional paid-in capital	1,856	1,664
Retained earnings	104,264	103,559
Accumulated other comprehensive loss	(1,347)	(1,190)
Total stockholders’ equity	107,997	107,239
Total liabilities and stockholders’ equity	$222,627	$234,007

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net earnings	$1,673	$4,293
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,023	2,948
Amortization of credit facility origination fees	16	10
Stock-based compensation	311	238
Deferred income taxes	(230)	32
Changes in assets and liabilities:
Accounts receivable	(1,081)	(1,326)
Due from State of Delaware	7,772	6,926
Inventories	(23)	(79)
Prepaid expenses and other	(288)	(326)
Receivable from/payable to Dover Motorsports, Inc.	(152)	(16)
Accounts payable	667	19
Purses due horsemen	(6,850)	(7,054)
Accrued liabilities	(2,147)	2,606
Income taxes payable/receivable	1,750	2,846
Deferred revenue	(70)	4
Other liabilities	(165)	20
Net cash provided by operating activities	4,206	11,141

Investing activities:
Capital expenditures	(509)	(1,918)
Net cash used in investing activities	(509)	(1,918)

Financing activities:
Borrowings from revolving line of credit	33,000	43,355
Repayments of revolving line of credit	(38,150)	(52,180)
Dividends paid	(968)	(1,604)
Repurchase of common stock	(101)	(45)
Net cash used in financing activities	(6,219)	(10,474)

Net decrease in cash	(2,522)	(1,251)
Cash, beginning of period	21,415	17,889
Cash, end of period	$18,893	$16,638

Supplemental information:
Interest paid	$601	$717
Income taxes paid	$—	$100
Change in accounts payable for capital expenditures	$—	$(1,580)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 5, 2010.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2 - Business Operations

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

We are a diversified gaming and entertainment company whose operations consist of:

•                  Dover Downs Slots — a 165,000-square foot casino complex featuring the latest in slot machine offerings, multi-player electronic table games and a new Race & Sports Book;

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

During the third quarter of 2009, we opened our Race & Sports Book operation and Frankie’s Italian restaurant.  The Race & Sports Book features parlay sports wagering on National Football League (“NFL”) games and pari-mutuel wagering on live and simulcast horse races.  In January 2010, the Delaware legislature authorized table games at the facilities of the State’s three video lottery agents.  The State is drafting regulations and we expect to have table games such as blackjack, poker, craps and roulette operational by the end of the second quarter of 2010.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $79,086,000 and $76,127,000 as of March 31, 2010 and December 31, 2009, respectively.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities.  The capitalized interest is amortized over the estimated useful life of the asset to which it relates.  During the three months ended March 31, 2010 and 2009, no interest cost was capitalized.

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years after 2005 remain open to examination for federal and state income tax purposes.

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $1,975,000 and $1,936,000, respectively, at March 31, 2010 and December 31, 2009, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine wins and losses, (ii) our portion of the net win from sports wagering and (iii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,009,000 and $4,306,000 for the three months ended March 31, 2010 and 2009, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Net earnings per common share—Basic and diluted net earnings per common share (“EPS”) are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.”  The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Net earnings per common share — basic:
Net earnings	$1,673	$4,293
Net earnings allocated to nonvested restricted stock awards	36	77
Net earnings available to common stockholders	$1,637	$4,216

Weighted-average shares outstanding	31,548	31,485

Net earnings per common share — basic	$0.05	$0.13

	Three Months Ended March 31,
	2010	2009
Net earnings per common share — diluted:
Net earnings	$1,673	$4,293
Net earnings allocated to nonvested restricted stock awards	36	77
Net earnings available to common stockholders	$1,637	$4,216

Weighted-average shares outstanding	31,548	31,485
Dilutive stock options	—	—
Weighted-average shares and dilutive shares outstanding	31,548	31,485

Net earnings per common share — diluted	$0.05	$0.13

For the three months ended March 31, 2010 and 2009, options to purchase 634,526 and 634,526 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards and stock options of $311,000 and $238,000 as general and administrative expenses for the three months ended March 31, 2010 and 2009, respectively.  We recorded income tax benefits of $127,000 and $97,000 for the three months ended March 31, 2010 and 2009, respectively, related to our restricted stock awards.

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

Recent accounting pronouncements—In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-16 codified in FASB ASC Topic 924, “Accruals for Casino Jackpot Liabilities a consensus of the FASB Emerging Issues Task Force,” which addresses diversity in practice in the accounting for casino base jackpot liabilities.  ASU 2010-16 clarifies that an entity should not accrue jackpot liabilities before a jackpot is won if the entity can avoid paying that jackpot.  Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  The provisions of ASU 2010-16 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this pronouncement is not expected to have an impact on our consolidated financial statements.

NOTE 4 — Credit Facility

At March 31, 2010, we had a $105,000,000 credit facility with a bank group.  Effective February 19, 2010, the credit facility was amended to extend the maturity date, increase the maximum borrowing limit, revised certain financials covenants and change the margins used to determine interest rates.  The maximum borrowing limit under the facility reduces to $95,000,000 on April 1, 2011 and to $82,500,000 on April 1, 2012 and the agreement terminates on January 1, 2013.  Interest is based, at our option, upon LIBOR plus a margin that varies between 175 and 350 basis points (275 basis points at March 31, 2010) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate minus 100 basis points plus a margin that varies between 25 and 200 basis points (125 basis points at March 31, 2010) depending on the leverage ratio.  In either case, the minimum interest rate on borrowing under the agreement ranges from 275 to 400 basis points depending on the leverage ratio (325 basis points at March 31, 2010).  The base rate option is not available for the portion of indebtedness equal to the notional amount under our interest rate swap agreement.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2010, we were in compliance with all terms of the facility and there was $89,975,000 outstanding at a weighted average interest rate of 3.27%.  At March 31, 2010, $15,025,000 was available pursuant to the facility.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 175 and 350 basis points depending on our leverage ratio (275 basis points at March 31, 2010).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.

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

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2010	2009
Service cost	$338,000	$364,000
Interest cost	199,000	175,000
Expected return on plan assets	(166,000)	(125,000)
Recognized net actuarial loss	11,000	55,000
Amortization of prior service cost	2,000	2,000
	$384,000	$471,000

We contributed $550,000 and $450,000 to our pension plans during the three months ended March 31, 2010 and 2009, respectively.  We expect to contribute approximately $1,000,000 to our pension plans in 2010.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$1,546	$1,660	$1,664	$103,559	$(1,190)
Net earnings	—	—	—	1,673	—
Dividends paid, $0.03 per share	—	—	—	(968)	—
Issuance of nonvested stock awards, net of forfeitures	21	—	(21)	—	—
Stock-based compensation	—	—	311	—	—
Unrealized loss on interest rate swap, net of income tax benefit of $115	—	—	—	—	(167)
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $6	—	—	—	—	8
Unrealized gain on available-for-sale securities, net of income tax expense of $1	—	—	—	—	2
Repurchase and retirement of common stock	(3)	—	(98)	—	—
Balance at March 31, 2010	$1,564	$1,660	$1,856	$104,264	$(1,347)

As of March 31, 2010 and December 31, 2009, accumulated other comprehensive loss consists of the following:

	March 31, 2010	December 31, 2009
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $738,000 and $744,000, respectively	$(1,079,000)	$(1,087,000)
Unrealized loss on interest rate swap, net of income tax benefit of $191,000 and $76,000, respectively	(277,000)	(110,000)
Accumulated unrealized gain on available- for-sale securities, net of income tax expense of $7,000 and $6,000, respectively	9,000	7,000
Accumulated other comprehensive loss	$(1,347,000)	$(1,190,000)

On April 28, 2010, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.03 per share.  The dividend is payable on June 10, 2010 to stockholders of record at the close of business on May 10, 2010.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2010 or 2009.  At March 31, 2010, we had remaining repurchase authority of 1,653,333 shares.

During the three months ended March 31, 2010 and 2009, we purchased and retired 26,691 and 11,934 shares of our outstanding common stock for $101,000 and $45,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

NOTE 7 — Financial Instruments

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2010:

	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$129,000	$129,000	$—	$—
Interest rate swap	(468,000)	—	(468,000)	—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.

At March 31, 2010 and December 31, 2009, there was $89,975,000 and $95,125,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.  We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt.  As a result, as described in NOTE 4 — Credit Facility, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  At March 31, 2010, the interest rate swap had a negative fair value of $468,000 which is recorded in other liabilities.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.  We recognized $167,000, net of income taxes, in unrealized losses on our interest rate swap during the three months ended March 31, 2010.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

NOTE 8 - Related Party Transactions

During the three months ended March 31, 2010 and 2009, we allocated costs of $472,000 and $489,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $85,000 and $73,000, respectively, to us for the three months ended March 31, 2010 and 2009.  The allocations were based on an analysis of each company’s share of the costs.  Additionally, DVD invoiced us $93,000 and $91,000, respectively, for our rental of a skybox suite, tickets and other services during DVD’s 2010 and 2009 NASCAR event weekends at Dover International Speedway.  As of March 31, 2010 and December 31, 2009, our consolidated balance sheets included a $157,000 and $5,000 receivable from DVD, respectively, for the aforementioned items.  We settled these items in April 2010 and January 2010, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of:

•                  Dover Downs Slots — a 165,000-square foot casino complex featuring the latest in slot machine offerings, multi-player electronic table games and a new Race & Sports Book.  Additionally, table games such as blackjack, poker, craps and roulette were recently authorized and are expected to be operational by the end of the second quarter of 2010;

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

Approximately 90% of our revenue is derived from slot machine win.  Several factors contribute to the slot machine win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the market,

•                  The quantity and types of slot machines available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels,

•                  Marketing programs, and

•                  General economic conditions.

We believe that we hold a strong position in each of these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive. According to the 2000 United States Census, approximately 32.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, currently only the three existing horse racing facilities in the State are allowed to have a gaming license.  Our property is similar to properties found in the country’s largest gaming markets.  Our luxury hotel is the only casino-hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our slot marketing system to allow for more efficient marketing programs and the highest levels of customer service.

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

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Gaming revenues decreased by $3,207,000, or 5.8%, to $51,696,000 in the first quarter of 2010 primarily as a result of decreased play in our casino which was significantly impacted by record snow fall in the region during the quarter.  Our average number of machines was 2,971 in the first quarter of 2010 as compared to 3,073 in the first quarter of 2009.

Other operating revenues were $4,354,000 in the first quarter of 2010 as compared to $4,177,000 in the first quarter of 2009.  Cash rooms revenue increased $120,000 in the first quarter of 2010 mainly due to an increase in transient sales and cash sales to our casino customers.  Net food and beverage revenues increased $65,000 to $2,873,000 from $2,808,000 in the first quarter of 2009 due primarily to the opening of our Race & Sports Book restaurant and Frankie’s Italian restaurant in September 2009.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,009,000 and $4,306,000 in the first quarter of 2010 and 2009, respectively.

Gaming expenses increased by $819,000, or 1.9%, primarily as a result of increased gaming taxes and slot machine fees that resulted from legislation passed in May of 2009.  The impact of this legislative initiative resulted in an increase in our gaming taxes and slot machine fees of approximately $3,400,000 in the first quarter of 2010.  Partially offsetting these increases were decreases in our gaming taxes, computer system fees and harness horse racing purses due to the lower gaming revenues, as well as lower marketing and other casino expenses.

Other operating expenses increased by $109,000, or 3.3%, due to the higher revenues.

General and administrative expenses remained consistent between the first quarter of 2010 and 2009 at $1,727,000 and $1,730,000, respectively.

Depreciation expense increased slightly to $3,023,000 in the first quarter of 2010 as compared to $2,948,000 in the first quarter of 2009.  The increase was primarily due to depreciation on assets associated with our new Race & Sports Book operation and Frankie’s Italian restaurant which were placed in service during the third quarter of 2009.

Interest expense increased by $46,000 due to a higher average interest rate on our credit facility.

Our effective income tax rate was 47.6% for the three months ended March 31, 2010 as compared to 40.9% for the three months ended March 31, 2009.  The increase was the result of the tax impact of restricted stock awards that vested during the first quarter of 2010.  We expect the effective income tax rate to approximate 42% for the full year.

Liquidity and Capital Resources

Net cash provided by operating activities was $4,206,000 for the three months ended March 31, 2010 compared to $11,141,000 for the three months ended March 31, 2009.  The decrease was primarily due to the timing of payments to the Delaware State Lottery Office for its portion of the slot win and the lower earnings.

Net cash used in investing activities was $509,000 for the three months ended March 31, 2010 compared to $1,918,000 for the three months ended March 31, 2009 and was solely related to capital improvements.  Capital expenditures for the first three months of 2010 related primarily to our table games operations, payments for which will extend into the thrid quarter of 2010.  Capital expenditures for the first three months of 2009 related primarily to final payments made for our Phase VI casino expansion.

Net cash used in financing activities was $6,219,000 for the three months ended March 31, 2010 compared to $10,474,000 for the three months ended March 31, 2009.  During the first three months of 2010, we repaid $5,150,000 of our credit facility.  During the first three months of 2009, we repaid $8,825,000 of our credit facility.  We paid $968,000 and $1,604,000 in cash dividends during the first three months of 2010 and 2009, respectively.  We repurchased and retired $101,000 of our outstanding common stock during the first three months of 2010 compared to $45,000 during the first three months of 2009.

On April 28, 2010, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.03 per share.  The dividend is payable on June 10, 2010 to shareholders of record at the close of business on May 10, 2010.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2010 or 2009.  At March 31, 2010, we had remaining repurchase authority of 1,653,333 shares.

Based on current business conditions, we expect to make capital expenditures (excluding table games) of approximately $2,000,000 to $2,500,000 during 2010.  In January 2010, Delaware authorized table games at the facilities of video lottery agents.  The State is drafting regulations and we expect to have table games such as blackjack, poker, craps and roulette operational by the end of the second quarter of 2010.  We expect to make additional capital expenditures of approximately $4,500,000 related to table games in 2010. Additionally, we expect to contribute approximately $1,000,000 to our pension plans in 2010, of which $550,000 was contributed in the first quarter of 2010.

At March 31, 2010, we had a $105,000,000 credit facility with a bank group.  Effective February 19, 2010, the credit facility was amended to extend the maturity date, increase the maximum borrowing limit, revised certain financials covenants and change the margins used to determine interest rates.  The maximum borrowing limit under the facility reduces to $95,000,000 on April 1, 2011 and to $82,500,000 on April 1, 2012 and the agreement terminates on January 1, 2013.  Interest is based, at our option, upon LIBOR plus a margin that varies between 175 and 350 basis points (275 basis points at March 31, 2010) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate minus 100 basis points plus a margin that varies between 25 and 200 basis points (125 basis points at March 31, 2010) depending on the leverage ratio.  In either case, the minimum interest rate on borrowing under the agreement ranges from 275 to 400 basis points depending on the leverage ratio (325 basis points at March 31, 2010).  The base rate option is not available for the portion of indebtedness equal to the notional amount under our interest rate swap agreement.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2010, we were in compliance with all terms of the facility and there was $89,975,000 outstanding at a weighted average interest rate of 3.27%.  At March 31, 2010, $15,025,000 was available pursuant to the facility.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 175 and 350 basis points depending on our leverage ratio (275 basis points at March 31, 2010).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.

In May of 2009, the State enacted legislation, which became effective May 28, 2009, that increased the gaming taxes paid to the State on the portion of slot win that we retain.   The impact of this legislation was approximately $3,400,000 for the first quarter of 2010.  We are unable to predict whether increased revenues from additional gaming opportunities (and associated incremental slot play) will offset the recent tax increases.

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

Contractual Obligations

At March 31, 2010, we had the following contractual obligations:

		Payments Due by Period
	Total	2010	2011 — 2012	2013 — 2014	Thereafter
Revolving line of credit	$89,975,000	$—	$7,475,000	$82,500,000	$—
Estimated interest payments on revolving line of credit(a)	9,001,000	2,605,000	6,396,000	—	—
Pension contributions(b)	450,000	450,000	—	—	—
	$99,426,000	$3,055,000	$13,871,000	$82,500,000	$—

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal or the maximum borrowing limit as of March 31, 2010, as applicable.  For $35,000,000 of our outstanding borrowings, we used the fixed interest rate per the interest rate swap agreement through the termination date of the swap agreement.

(b) We expect to contribute approximately $1,000,000 to our pension plans for 2010, of which $550,000 was contributed in the first quarter of 2010.  For years subsequent to 2010, we are unable to estimate what our pension contributions will be.

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

At March 31, 2010, we have marketable securities of $129,000.  These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet.  Fair-value is determined based on the current market values.

At March 31, 2010, there was $89,975,000 outstanding under our revolving credit agreement.  The credit agreement bears interest, at our option, upon LIBOR plus a margin that varies between 175 and 350 basis points (275 basis points at March 31, 2010) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate minus 100 basis points plus a margin that varies between 25 and 200 basis points (125 basis points at March 31, 2010) depending on the leverage ratio.  In either case, the minimum interest rate on borrowing under the agreement ranges from 275 to 400 basis points depending on the leverage ratio (325 basis points at March 31, 2010).  The base rate option is not available for the portion of indebtedness equal to the notional amount under our interest rate swap agreement. Therefore, we are subject to interest rate risk on the variable component of the interest rate.  Historically, we managed our mix of fixed and variable rate debt by structuring the terms of our debt agreements.  Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converted $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 175 and 350 basis points depending on our leverage ratio (275 basis points at March 31, 2010).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  The agreement terminates on April 17, 2012.  As of March 31, 2010, the interest rate swap had a negative fair value of $468,000.  An increase in interest rates of one percent would result in the interest rate swap having a fair value of approximately $223,000 at March 31, 2010.  A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $1,175,000 at March 31, 2010. A change in interest rates will have no impact on the interest expense associated with the $35,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement.  A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at March 31, 2010 not subject to the interest rate swap would cause a change in total annual interest costs of $550,000.  The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at March 31, 2010.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  Delaware is surrounded by jurisdictions which permit slot machines, such as Pennsylvania, New Jersey, Maryland and West Virginia, and all of these jurisdictions — with the exception of Maryland — also permit table games.  Voters in Maryland adopted a Constitutional amendment in November 2008 that permits up to 15,000 slot machines in five different specific locations throughout Maryland.  The establishment of any additional gaming locations in the State remains subject to local zoning and may face further opposition.  As the number of machines and the specific locations of the gaming establishments are fixed by the State’s Constitution, any changes to the number of machines or the locations would require further amendment to the State Constitution.  Table games are currently not permitted in Maryland.  It is difficult for us to predict what types of gaming establishments may ultimately be built in Maryland or when they are likely to become operational but several are in the planning and development stages.  Management has estimated that approximately 42% of our total slot win comes from Maryland patrons.  Some of these patrons may prefer the convenience of facilities closer to home.

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

We Have a Significant Amount of Indebtedness

As of March 31, 2010, we had total outstanding long-term debt of $89,975,000 under our credit facility.  This indebtedness and any future increases in our outstanding borrowings could:

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2010.  At March 31, 2010, we had remaining repurchase authority of 1,653,333 shares.

During the three months ended March 31, 2010, we purchased and retired 26,691 shares of our outstanding common stock for $101,000.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

The following table details our purchases of equity securities for the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 — January 31, 2010	26,691	$3.78	—	1,653,333
February 1, 2010 — February 28, 2010	—	—	—	1,653,333
March 1, 2010 — March 31, 2010	—	—	—	1,653,333
Total	26,691	$3.78	—	1,653,333

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Reserved

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

DATED:	May 7, 2010	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)