Form 10-Q
period 2010-06-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2010-08-06
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 31, 2010, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	15,637,022 shares
Class A Common Stock -	16,603,173 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Gaming	$52,722	$53,310	$104,418	$108,213
Other operating	5,736	5,220	10,090	9,397
	58,458	58,530	114,508	117,610
Expenses:
Gaming	44,829	42,463	88,801	85,616
Other operating	4,347	3,908	7,799	7,251
General and administrative	1,706	1,778	3,433	3,508
Depreciation	2,823	3,073	5,846	6,021
	53,705	51,222	105,879	102,396

Operating earnings	4,753	7,308	8,629	15,214

Interest expense	876	628	1,559	1,265

Earnings before income taxes	3,877	6,680	7,070	13,949

Income taxes	1,600	2,742	3,120	5,718

Net earnings	2,277	3,938	3,950	8,231

Unrealized (loss) gain on interest rate swap, net of income taxes	(94)	261	(261)	67

Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income taxes	8	34	16	68

Unrealized (loss) gain on available-for-sale securities, net of income taxes	(4)	7	(2)	2

Comprehensive earnings	$2,187	$4,240	$3,703	$8,368

Net earnings per common share:
Basic	$0.07	$0.12	$0.12	$0.26
Diluted	$0.07	$0.12	$0.12	$0.26

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$15,933	$21,415
Accounts receivable	3,058	2,636
Due from State of Delaware	5,734	11,069
Inventories	2,206	2,170
Prepaid expenses and other	2,049	2,151
Receivable from Dover Motorsports, Inc.	8	5
Prepaid income taxes	—	129
Deferred income taxes	1,244	1,209
Total current assets	30,232	40,784

Property and equipment, net	190,458	192,360
Other assets	849	863
Total assets	$221,539	$234,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,463	$3,078
Purses due horsemen	5,757	10,219
Accrued liabilities	7,309	8,788
Income taxes payable	1	—
Deferred revenue	221	306
Total current liabilities	17,751	22,391

Revolving line of credit	85,025	95,125
Liability for pension benefits	4,941	4,900
Other liabilities	626	186
Deferred income taxes	3,698	4,166
Total liabilities	112,041	126,768

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,637,022 and 15,461,219, respectively	1,564	1,546
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 16,603,173 and 16,603,173, respectively	1,660	1,660
Additional paid-in capital	2,138	1,664
Retained earnings	105,573	103,559
Accumulated other comprehensive loss	(1,437)	(1,190)
Total stockholders’ equity	109,498	107,239
Total liabilities and stockholders’ equity	$221,539	$234,007

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net earnings	$3,950	$8,231
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,846	6,021
Amortization of credit facility origination fees	34	18
Stock-based compensation	609	478
Deferred income taxes	(572)	(124)
Changes in assets and liabilities:
Accounts receivable	(422)	408
Due from State of Delaware	5,335	4,267
Inventories	(36)	(58)
Prepaid expenses and other	79	(527)
Receivable from/payable to Dover Motorsports, Inc.	(3)	(2)
Accounts payable	(361)	(510)
Purses due horsemen	(4,462)	(3,987)
Accrued liabilities	(1,479)	640
Income taxes payable/receivable	369	(887)
Deferred revenue	(85)	21
Other liabilities	68	267
Net cash provided by operating activities	8,870	14,256

Investing activities:
Capital expenditures	(2,198)	(2,081)
Proceeds from sale of available-for-sale securities	41	—
Purchase of available-for-sale securities	(42)	—
Net cash used in investing activities	(2,199)	(2,081)

Financing activities:
Borrowings from revolving line of credit	49,985	89,775
Repayments of revolving line of credit	(60,085)	(97,475)
Dividends paid	(1,936)	(3,208)
Repurchase of common stock	(117)	(59)
Net cash used in financing activities	(12,153)	(10,967)

Net (decrease) increase in cash	(5,482)	1,208
Cash, beginning of period	21,415	17,889
Cash, end of period	$15,933	$19,097

Supplemental information:
Interest paid	$1,414	$1,685
Income taxes paid	$3,324	$6,730
Change in accounts payable for capital expenditures	$1,746	$(1,580)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 5, 2010.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2 - Business Operations

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

We are a diversified gaming and entertainment company whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, the Crown Royal poker room, and our Race & Sports Book operation;

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

During the third quarter of 2009, we opened our Race & Sports Book operation and Frankie’s Italian restaurant.  The Race & Sports Book features parlay sports wagering on National Football League (“NFL”) games and pari-mutuel wagering on live and simulcast horse races.  In January 2010, the Delaware legislature authorized table games at the facilities of the State’s three video lottery agents.  On June 25, 2010, we opened our table games operation with 40 tables.  The Crown Royal poker room opened on July 14, 2010.

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

Dover Downs, Inc. is authorized to conduct video lottery, sports wagering and table game operations as one of three “Licensed Agents” under the Delaware State Lottery Code. Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $81,489,000 and $76,127,000 as of June 30, 2010 and December 31, 2009, respectively.

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

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $1,992,000 and $1,936,000, respectively, at June 30, 2010 and December 31, 2009, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine and table game wins and losses, (ii) our portion of the net win from sports wagering and (iii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,269,000 and $8,278,000, and $4,461,000 and $8,767,000 for the three and six-month periods ended June 30, 2010 and 2009, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

For the casino operations, which account for approximately 90% of revenues for all periods presented, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in our consolidated financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the casino operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the slot machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to us as our commission for acting as a Licensed Agent.  Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the slot machines and associated computer systems, and (iii) for harness horse racing purses.  We recognize revenues from sports wagering commissions when the event occurs.  We recognize revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms, food and beverage sales and other miscellaneous income are recognized at the time the service is provided.

Net earnings per common share—Basic and diluted net earnings per common share (“EPS”) are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.”  The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings per common share — basic:
Net earnings	$2,277	$3,938	$3,950	$8,231
Net earnings allocated to nonvested restricted stock awards	49	71	85	148
Net earnings available to common stockholders	$2,228	$3,867	$3,865	$8,083

Weighted-average shares outstanding	31,555	31,493	31,551	31,489

Net earnings per common share — basic	$0.07	$0.12	$0.12	$0.26

Net earnings per common share — diluted:
Net earnings	$2,277	$3,938	$3,950	$8,231
Net earnings allocated to nonvested restricted stock awards	49	71	85	148
Net earnings available to common stockholders	$2,228	$3,867	$3,865	$8,083

Weighted-average shares outstanding	31,555	31,493	31,551	31,489
Dilutive stock options	—	—	—	—
Weighted-average shares and dilutive shares outstanding	31,555	31,493	31,551	31,489

Net earnings per common share — diluted	$0.07	$0.12	$0.12	$0.26

For the three and six-month periods ended June 30, 2010 and 2009, options to purchase 440,000 and 537,000, and 635,000 and 635,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards and stock options of $298,000 and $609,000, and $240,000 and $478,000 as general and administrative expenses for the three and six-month periods ended June 30, 2010 and 2009, respectively.  We recorded income tax benefits of $121,000 and $248,000, and $97,000 and $194,000 for the three and six-month periods ended June 30, 2010 and 2009, respectively, related to our restricted stock awards.

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

NOTE 4 — Credit Facility

At June 30, 2010, we had a $105,000,000 credit facility with a bank group.  The maximum borrowing limit under the facility reduces to $95,000,000 on April 1, 2011 and to $82,500,000 on April 1, 2012 and the agreement terminates on January 1, 2013.  Interest is based, at our option, upon LIBOR plus a margin that varies between 175 and 350 basis points (275 basis points at June 30, 2010) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate minus 100 basis points plus a margin that varies between 25 and 200 basis points (125 basis points at June 30, 2010) depending on the leverage ratio.  In either case, the minimum interest rate on borrowings under the agreement ranges from 275 to 400 basis points depending on the leverage ratio (325 basis points at June 30, 2010).  The base rate option is not available for the portion of indebtedness equal to the notional amount under our interest rate swap agreement.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2010, we were in compliance with all terms of the facility and there was $85,025,000 outstanding at a weighted average interest rate of 3.27%.  At June 30, 2010, $19,975,000 was available pursuant to the facility.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 175 and 350 basis points depending on our leverage ratio (275 basis points at June 30, 2010).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.

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

The components of net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$337,000	$364,000	$675,000	$728,000
Interest cost	199,000	175,000	398,000	350,000
Expected return on plan assets	(166,000)	(125,000)	(332,000)	(250,000)
Recognized net actuarial loss	11,000	55,000	22,000	110,000
Amortization of prior service cost	3,000	2,000	5,000	4,000
	$384,000	$471,000	$768,000	$942,000

We contributed $150,000 and $700,000, and $225,000 and $675,000 to our pension plans during the three and six-month periods ended June 30, 2010 and 2009, respectively.  We expect to contribute approximately $1,000,000 to our pension plans in 2010.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$1,546	$1,660	$1,664	$103,559	$(1,190)
Net earnings	—	—	—	3,950	—
Dividends paid, $0.06 per share	—	—	—	(1,936)	—
Issuance of nonvested stock awards, net of forfeitures	21	—	(21)	—	—
Stock-based compensation	—	—	609	—	—
Unrealized loss on interest rate swap, net of income tax benefit of $179	—	—	—	—	(261)
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $11	—	—	—	—	16
Unrealized loss on available-for-sale securities, net of income tax benefit of $2	—	—	—	—	(2)
Repurchase and retirement of common stock	(3)	—	(114)	—	—
Balance at June 30, 2010	$1,564	$1,660	$2,138	$105,573	$(1,437)

As of June 30, 2010 and December 31, 2009, accumulated other comprehensive loss consists of the following:

	June 30, 2010	December 31, 2009
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $733,000 and $744,000, respectively	$(1,071,000)	$(1,087,000)
Unrealized loss on interest rate swap, net of income tax benefit of $255,000 and $76,000, respectively	(371,000)	(110,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $4,000 and $6,000, respectively	5,000	7,000
Accumulated other comprehensive loss	$(1,437,000)	$(1,190,000)

On July 28, 2010, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.03 per share.  The dividend is payable on September 10, 2010 to stockholders of record at the close of business on August 10, 2010.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2010 or 2009.  At June 30, 2010, we had remaining repurchase authority of 1,653,333 shares.

During the three and six-month periods ended June 30, 2010, we purchased and retired 4,006 and 30,697 shares of our outstanding common stock for $16,000 and $117,000, respectively.  During the three and six-month periods ended June 30, 2009, we purchased and retired 3,391 and 15,325 shares of our outstanding common stock for $14,000 and $59,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of June 30, 2010:

	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$125,000	$125,000	$—	$—
Interest rate swap	(626,000)	—	(626,000)	—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.

At June 30, 2010 and December 31, 2009, there was $85,025,000 and $95,125,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.  We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt.  As a result, as described in NOTE 4 — Credit Facility, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  At June 30, 2010, the interest rate swap had a negative fair value of $626,000 which is recorded in other liabilities.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.  We recognized $261,000, net of income taxes, in unrealized losses on our interest rate swap during the six months ended June 30, 2010.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

NOTE 8 - Related Party Transactions

During the three and six-month periods ended June 30, 2010 and 2009, we allocated costs of $504,000 and $976,000, and $499,000 and $988,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $40,000 and $125,000, and $60,000 and $133,000, respectively, to us for the three and six-month periods ended June 30, 2010 and 2009.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s May 2010 and June 2009 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $470,000 and $491,000, respectively.  Additionally, DVD invoiced us $134,000 and $227,000, and $121,000 and $212,000 in the three and six-month periods ended June 30, 2010 and 2009, respectively, for our rental of a skybox suite, tickets and other services during DVD’s 2010 and 2009 NASCAR event weekends at Dover International Speedway.  As of June 30, 2010 and December 31, 2009, our consolidated balance sheets included an $8,000 and $5,000 receivable from DVD, respectively, for the aforementioned items.  We settled these items in July 2010 and January 2010, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, the Crown Royal poker room, and our Race & Sports Book operation;

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

Approximately 90% of our revenue is derived from gaming win.  Several factors contribute to the win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the market,

•                  The quantity and types of slot machines and table games available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels,

•                  Marketing programs, and

•                  General economic conditions.

We believe that we hold a strong position in each of these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive. According to the 2000 United States Census, approximately 32.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, currently only the three existing horse racing facilities in the State are allowed to have a gaming license.  Our property is similar to properties found in the country’s largest gaming markets.  Our luxury hotel is the only casino-hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our slot marketing system to allow for more efficient marketing programs and the highest levels of customer service.  Our facility offers the most conference space of any hotel in Delaware.

Because all of our operations are located at one facility, we face the risk of increased competition from the legalization of new or additional gaming venues.  We have therefore focused on creating the region’s premier gaming destination and building and rewarding customer loyalty through innovative marketing efforts, unparalleled customer service and a variety of amenities.

Results of Operations

Gaming revenues represent (i) the net win from slot machine and table game wins and losses (ii) our portion of the net win from sports wagering and (iii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items. The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.

For the casino operations, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win. The win is included in the amount recorded in our consolidated financial statements as gaming revenue. The Delaware State Lottery Office sweeps the win from the casino operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the slot machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to us as our commission for acting as a Licensed Agent.  Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the slot machines and associated computer systems, and (iii) for harness horse racing purses.  We recognize revenues from sports wagering commissions when the event occurs.  We recognize revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms, food and beverage sales and other miscellaneous income are recognized at the time the service is provided.

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

Gaming revenues decreased by $588,000, or 1.1%, to $52,722,000 in the second quarter of 2010 as a result of decreased slot machine play in our casino.  The decrease was partially offset by revenues from our table game operations which opened on June 25, 2010 with 40 tables including blackjack, poker, craps and roulette.  Our average number of slot machines was 2,779 in the second quarter of 2010 as compared to 3,036 in the second quarter of 2009.  The lower number of slot machines resulted from the removal of machines to make room for our new table game operations.

Other operating revenues were $5,736,000 in the second quarter of 2010 as compared to $5,220,000 in the second quarter of 2009.  Cash rooms revenue increased $288,000 in the second quarter of 2010 mainly due to an increase in convention and transient sales.  Cash food and beverage revenues increased $510,000 to $3,670,000 from $3,160,000 in the second quarter of 2009 due primarily to higher banquet sales and the opening of our Race & Sports Book restaurant and Frankie’s Italian restaurant in September 2009.  Partially offsetting these increases was a decrease in concert revenues as a result of promoting fewer concerts during the second quarter of 2010.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,269,000 and $4,461,000 in the second quarter of 2010 and 2009, respectively.

Gaming expenses increased by $2,366,000, or 5.6%, primarily as a result of significantly higher gaming taxes and slot machine fees that resulted from legislation passed in May of 2009.  The impact of this legislative initiative resulted in an increase in our gaming taxes and slot machine fees of approximately $2,300,000 in the second quarter of 2010.  Additionally, table game related expenses, which primarily consisted of training and start-up costs, were approximately $720,000 for the second quarter of 2010.  Partially offsetting these increases were decreases in our gaming taxes, computer system fees and harness horse racing purses due to the lower gaming revenues.

Other operating expenses increased by $439,000, or 11.2%, due to the higher revenues.

General and administrative expenses decreased to $1,706,000 in the second quarter of 2010 as compared to $1,778,000 in the second quarter of 2009.  The decrease was primarily due to the expensing of a $100,000 loan to UG Entertainment LLC related to the Underground Atlanta project in the second quarter of 2009

Depreciation expense decreased slightly to $2,823,000 in the second quarter of 2010 as compared to $3,073,000 in the second quarter of 2009.

Interest expense increased by $248,000 due to a higher average interest rate on our credit facility.

Our effective income tax rate remained consistent at 41.3% for the three months ended June 30, 2010 as compared to 41.0% for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

Gaming revenues decreased by $3,795,000, or 3.5%, to $104,418,000 in the first six months of 2010 as a result of decreased slot machine play in our casino which was significantly impacted by record snow fall in the region during the first quarter.  Our average number of slot machines was 2,875 in the first six months of 2010 as compared to 3,055 in the first six months of 2009.  The lower number of slot machines resulted from the removal of machines to make room for our new table game operations.

Other operating revenues were $10,090,000 in the first six months of 2010 as compared to $9,397,000 in the first six months of 2009.  Cash rooms revenue increased $408,000 in the first six months of 2010 mainly due to an increase in convention and transient sales.  Cash food and beverage revenues increased $575,000 to $6,543,000 from $5,968,000 in the first six months of 2009 due primarily to higher banquet sales and the opening of our Race & Sports Book restaurant and Frankie’s Italian restaurant in September 2009.  Partially offsetting these increases was a decrease in our cash services revenue.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $8,278,000 and $8,767,000 in the first six months of 2010 and 2009, respectively.

Gaming expenses increased by $3,185,000, or 3.7%, primarily as a result of significantly higher gaming taxes and slot machine fees that resulted from legislation passed in May of 2009.  The impact of this legislative initiative resulted in an increase in our gaming taxes and slot machine fees of approximately $5,600,000 in the first six months of 2010.  Additionally, table game related expenses, which primarily consisted of training and start-up costs, were approximately $780,000 for the first six months of 2010. Partially offsetting these increases were decreases in our gaming taxes, computer system fees and harness horse racing purses due to the lower gaming revenues.

Other operating expenses increased by $548,000, or 7.6%, due to the higher revenues.

General and administrative expenses decreased slightly for the first six months of 2010 to $3,433,000 from $3,508,000.

Depreciation expense decreased slightly to $5,846,000 in the first six months of 2010 as compared to $6,021,000 in the first six months of 2009.

Interest expense increased by $294,000 due to a higher average interest rate on our credit facility.

Our effective income tax rate was 44.1% for the six months ended June 30, 2010 as compared to 41.0% for the six months ended June 30, 2009.  The increase was the result of the tax impact of restricted stock awards that vested during the first six months of 2010.  We expect the effective income tax rate to approximate 42% for the full year.

Liquidity and Capital Resources

Net cash provided by operating activities was $8,870,000 for the six months ended June 30, 2010 compared to $14,256,000 for the six months ended June 30, 2009.  The decrease was primarily due to the lower earnings and the timing of payments to the Delaware State Lottery Office for its portion of the slot win.

Net cash used in investing activities was $2,199,000 for the six months ended June 30, 2010 compared to $2,081,000 for the six months ended June 30, 2009 and was primarily related to capital improvements.  Capital expenditures for the first six months of 2010 related primarily to our table games operations, payments for which will extend into the third quarter of 2010.  Capital expenditures for the first six months of 2009 related primarily to final payments made for our Phase VI casino expansion.

Net cash used in financing activities was $12,153,000 for the six months ended June 30, 2010 compared to $10,967,000 for the six months ended June 30, 2009.  During the first six months of 2010, we repaid $10,100,000 of our credit facility.  During the first six months of 2009, we repaid $7,700,000 of our credit facility.  We paid $1,936,000 and $3,208,000 in cash dividends during the first six months of 2010 and 2009, respectively.  We repurchased and retired $117,000 of our outstanding common stock during the first six months of 2010 compared to $59,000 during the first six months of 2009.

On July 28, 2010, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.03 per share.  The dividend is payable on September 10, 2010 to shareholders of record at the close of business on August 10, 2010.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2010 or 2009.  At June 30, 2010, we had remaining repurchase authority of 1,653,333 shares.

Based on current business conditions, we expect to make capital expenditures of approximately $4,000,000 to $4,500,000 during the remainder of 2010.  Additionally, we expect to contribute approximately $1,000,000 to our pension plans in 2010, of which $700,000 was contributed in the first six months of 2010.

At June 30, 2010, we had a $105,000,000 credit facility with a bank group.  Effective February 19, 2010, the credit facility was amended to extend the maturity date, increase the maximum borrowing limit, revised certain financials covenants and change the margins used to determine interest rates.  The maximum borrowing limit under the facility reduces to $95,000,000 on April 1, 2011 and to $82,500,000 on April 1, 2012 and the agreement terminates on January 1, 2013.  Interest is based, at our option, upon LIBOR plus a margin that varies between 175 and 350 basis points (275 basis points at June 30, 2010) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate minus 100 basis points plus a margin that varies between 25 and 200 basis points (125 basis points at June 30, 2010) depending on the leverage ratio.  In either case, the minimum interest rate on borrowings under the agreement ranges from 275 to 400 basis points depending on the leverage ratio (325 basis points at June 30, 2010).  The base rate option is not available for the portion of indebtedness equal to the notional amount under our interest rate swap agreement.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2010, we were in compliance with all terms of the facility and there was $85,025,000 outstanding at a weighted average interest rate of 3.27%.  At June 30, 2010, $19,975,000 was available pursuant to the facility.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 175 and 350 basis points depending on our leverage ratio (275 basis points at June 30, 2010).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.

In May of 2009, the State enacted legislation, which became effective May 28, 2009, that increased the gaming taxes paid to the State on the portion of slot win that we retain.   The impact of this legislation was approximately $5,600,000 for the first six months of 2010.

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

Contractual Obligations

At June 30, 2010, we had the following contractual obligations:

		Payments Due by Period
	Total	2010	2011 – 2012	2013 – 2014	Thereafter
Revolving line of credit	$85,025,000	$—	$2,525,000	$82,500,000	$—
Estimated interest payments on revolving line of credit(a)	7,778,000	1,635,000	6,143,000	—	—
Pension contributions(b)	300,000	300,000	—	—	—
	$93,103,000	$1,935,000	$8,668,000	$82,500,000	$—

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal or the maximum borrowing limit as of June 30, 2010, as applicable.  For $35,000,000 of our outstanding borrowings, we used the fixed interest rate per the interest rate swap agreement through the termination date of the swap agreement.

(b) We expect to contribute approximately $1,000,000 to our pension plans for 2010, of which $700,000 was contributed in the first six months of 2010.  For years subsequent to 2010, we are unable to estimate what our pension contributions will be.

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

At June 30, 2010, we have marketable securities of $125,000.  These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet.  Fair-value is determined based on the current market values.

At June 30, 2010, there was $85,025,000 outstanding under our revolving credit agreement.  The credit agreement bears interest, at our option, upon LIBOR plus a margin that varies between 175 and 350 basis points (275 basis points at June 30, 2010) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate minus 100 basis points plus a margin that varies between 25 and 200 basis points (125 basis points at June 30, 2010) depending on the leverage ratio.  In either case, the minimum interest rate on borrowings under the agreement ranges from 275 to 400 basis points depending on the leverage ratio (325 basis points at June 30, 2010).  The base rate option is not available for the portion of indebtedness equal to the notional amount under our interest rate swap agreement. Therefore, we are subject to interest rate risk on the variable component of the interest rate.  Historically, we managed our mix of fixed and variable rate debt by structuring the terms of our debt agreements.  Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converted $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 175 and 350 basis points depending on our leverage ratio (275 basis points at June 30, 2010).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  The agreement terminates on April 17, 2012.  As of June 30, 2010, the interest rate swap had a negative fair value of $626,000.  An increase in interest rates of one percent would result in the interest rate swap having a fair value of approximately $15,000 at June 30, 2010.  A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $1,248,000 at June 30, 2010. A change in interest rates will have no impact on the interest expense associated with the $35,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement.  A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at June 30, 2010 not subject to the interest rate swap would cause a change in total annual interest costs of $500,000.  The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at June 30, 2010.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Revocation, Suspension Or Modification Of Our Gaming Licenses Would Adversely Affect Our Gaming Business

Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement.  Our gaming license must be renewed on an annual basis. To keep our gaming license, we must remain licensed for harness horse racing by the Delaware Harness Racing Commission and conduct at least 80 live race days each racing season, subject to the availability of harness race horses. The Commission has broad discretion to reject any application for a license or suspend or revoke a license once it is issued. The Director of the Delaware State Lottery Office (the “Lottery Director”) has broad discretion to revoke, suspend or modify the terms of our license. Any modification or termination of existing licensing regulations or any revocation, suspension or modification of our licenses could adversely affect our business, financial condition and overall profitability.

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

We Have a Significant Amount of Indebtedness

As of June 30, 2010, we had total outstanding long-term debt of $85,025,000 under our credit facility.  This indebtedness and any future increases in our outstanding borrowings could:

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2010.  At June 30, 2010, we had remaining repurchase authority of 1,653,333 shares.

During the three months ended June 30, 2010, we purchased and retired 4,006 shares of our outstanding common stock for $16,000.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

The following table details our purchases of equity securities for the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010	4,006	$4.13	—	1,653,333
May 1, 2010 – May 31, 2010	—	—	—	1,653,333
June 1, 2010 – June 30, 2010	—	—	—	1,653,333
Total	4,006	$4.13	—	1,653,333

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

DATED:	August 6, 2010	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)