Form 10-Q
period 2010-09-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2010-11-05
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of October 31, 2010, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	15,637,022 shares
Class A Common Stock -	16,603,173 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Gaming	$59,934	$55,172	$164,352	$163,385
Other operating	5,766	4,642	15,856	14,039
	65,700	59,814	180,208	177,424
Expenses:
Gaming	51,696	46,815	140,497	132,431
Other operating	4,490	3,613	12,289	10,864
General and administrative	1,912	1,679	5,345	5,187
Impairment charge	—	2,177	—	2,177
Depreciation	3,103	2,898	8,949	8,919
	61,201	57,182	167,080	159,578

Operating earnings	4,499	2,632	13,128	17,846

Interest expense	860	569	2,419	1,834

Earnings before income taxes	3,639	2,063	10,709	16,012

Income taxes	1,347	832	4,467	6,550

Net earnings	2,292	1,231	6,242	9,462

Unrealized loss on interest rate swap, net of income taxes	(62)	(185)	(323)	(118)

Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income taxes	8	29	24	97

Unrealized gain on available-for-sale securities, net of income taxes	2	7	—	9

Reclassification adjustment for loss realized on available-for-sale securities, net of income taxes	—	17	—	17

Comprehensive earnings	$2,240	$1,099	$5,943	$9,467

Net earnings per common share:
Basic	$0.07	$0.04	$0.19	$0.30
Diluted	$0.07	$0.04	$0.19	$0.30

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$16,931	$21,415
Accounts receivable	1,924	2,636
Due from State of Delaware	11,767	11,069
Inventories	2,155	2,170
Prepaid expenses and other	3,028	2,151
Receivable from Dover Motorsports, Inc.	40	5
Prepaid income taxes	838	129
Deferred income taxes	1,313	1,209
Total current assets	37,996	40,784

Property and equipment, net	188,608	192,360
Other assets	819	863
Total assets	$227,423	$234,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,930	$3,078
Purses due horsemen	11,784	10,219
Accrued liabilities	8,975	8,788
Deferred revenue	260	306
Total current liabilities	24,949	22,391

Revolving line of credit	82,100	95,125
Liability for pension benefits	4,360	4,900
Other liabilities	730	186
Deferred income taxes	4,219	4,166
Total liabilities	116,358	126,768

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,637,022 and 15,461,219, respectively	1,564	1,546
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 16,603,173 and 16,603,173, respectively	1,660	1,660
Additional paid-in capital	2,430	1,664
Retained earnings	106,898	103,559
Accumulated other comprehensive loss	(1,487)	(1,190)
Total stockholders’ equity	111,065	107,239
Total liabilities and stockholders’ equity	$227,423	$234,007

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net earnings	$6,242	$9,462
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,949	8,919
Amortization of credit facility origination fees	53	28
Stock-based compensation	901	714
Deferred income taxes	(385)	70
Impairment charge	—	2,177
Changes in assets and liabilities:
Accounts receivable	712	(21)
Due from State of Delaware	(698)	(1,609)
Inventories	(334)	(233)
Prepaid expenses and other	(881)	(746)
Receivable from/payable to Dover Motorsports, Inc.	(35)	(46)
Prepaid income taxes/income taxes payable	(172)	(1,294)
Accounts payable	560	48
Purses due horsemen	1,565	1,888
Accrued liabilities	187	(1,027)
Deferred revenue	(46)	164
Other liabilities	(499)	388
Net cash provided by operating activities	16,119	18,882

Investing activities:
Capital expenditures	(4,556)	(4,123)
Proceeds from sale of available-for-sale securities	46	102
Purchase of available-for-sale securities	(48)	(104)
Net cash used in investing activities	(4,558)	(4,125)

Financing activities:
Borrowings from revolving line of credit	90,585	120,675
Repayments of revolving line of credit	(103,610)	(130,925)
Dividends paid	(2,903)	(4,811)
Repurchase of common stock	(117)	(59)
Net cash used in financing activities	(16,045)	(15,120)

Net decrease in cash	(4,484)	(363)
Cash, beginning of period	21,415	17,889
Cash, end of period	$16,931	$17,526

Supplemental information:
Interest paid	$2,295	$2,284
Income taxes paid	$5,024	$7,775
Change in accounts payable for capital expenditures	$292	$(1,104)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 5, 2010.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

During the third quarter of 2009, we opened our Race & Sports Book operation and Frankie’s Italian restaurant.  The Race & Sports Book features parlay sports wagering on National Football League (“NFL”) games and pari-mutuel wagering on live and simulcast horse races.  In January 2010, the Delaware legislature authorized table games at the facilities of the State’s three video lottery agents.  On June 25, 2010, we opened our table game operations with blackjack, craps and roulette tables.  The Crown Royal poker room opened on July 14, 2010 and was expanded in September.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $84,481,000 and $76,127,000 as of September 30, 2010 and December 31, 2009, respectively.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years after 2006 remain open to examination for federal income tax purposes.  Tax years after 2005 remain open to examination for state income tax purposes.

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $2,075,000 and $1,936,000, respectively, at September 30, 2010 and December 31, 2009, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine and table games, (ii) our portion of the net win from sports wagering and (iii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $5,161,000 and $13,439,000, and $5,251,000 and $14,018,000 for the three and nine-month periods ended September 30, 2010 and 2009, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Net earnings per common share—Basic and diluted net earnings per common share (“EPS”) are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.”  The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings per common share — basic:
Net earnings	$2,292	$1,231	$6,242	$9,462
Net earnings allocated to nonvested restricted stock awards	48	28	133	169
Net earnings available to common stockholders	$2,244	$1,203	$6,109	$9,293

Weighted-average shares outstanding	31,558	31,496	31,554	31,491

Net earnings per common share — basic	$0.07	$0.04	$0.19	$0.30

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings per common share — diluted:
Net earnings	$2,292	$1,231	$6,242	$9,462
Net earnings allocated to nonvested restricted stock awards	48	28	133	169
Net earnings available to common stockholders	$2,244	$1,203	$6,109	$9,293

Weighted-average shares outstanding	31,558	31,496	31,554	31,491
Dilutive stock options	—	—	—	—
Weighted-average shares and dilutive shares outstanding	31,558	31,496	31,554	31,491

Net earnings per common share — diluted	$0.07	$0.04	$0.19	$0.30

For the three and nine-month periods ended September 30, 2010 and 2009, options to purchase 339,000 and 471,000, and 635,000 and 635,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards and stock options of $292,000 and $901,000, and $236,000 and $714,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2010 and 2009, respectively.  We recorded income tax benefits of $118,000 and $366,000, and $96,000 and $290,000 for the three and nine-month periods ended September 30, 2010 and 2009, respectively, related to our restricted stock awards.

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

Recent accounting pronouncements—In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-16 codified in FASB ASC Topic 924, “Accruals for Casino Jackpot Liabilities a consensus of the FASB Emerging Issues Task Force,” which addresses diversity in practice in the accounting for casino base jackpot liabilities.  ASU 2010-16 clarifies that an entity should not accrue jackpot liabilities before a jackpot is won if the entity can avoid paying that jackpot.  Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  The provisions of ASU 2010-16 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

NOTE 4 — Credit Facility

At September 30, 2010, we had a $105,000,000 credit facility with a bank group.  The maximum borrowing limit under the facility reduces to $95,000,000 on April 1, 2011 and to $82,500,000 on April 1, 2012 and the agreement terminates on January 1, 2013.  Interest is based, at our option, upon LIBOR plus a margin that varies between 175 and 350 basis points (275 basis points at September 30, 2010) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate minus 100 basis points plus a margin that varies between 25 and 200 basis points (125 basis points at September 30, 2010) depending on the leverage ratio.  In either case, the minimum interest rate on borrowings under the agreement ranges from 275 to 400 basis points depending on the leverage ratio (325 basis points at September 30, 2010).  The base rate option is not available for the portion of indebtedness equal to the notional amount under our interest rate swap agreement.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2010, we were in compliance with all terms of the facility and there was $82,100,000 outstanding at a weighted average interest rate of 3.28%.  At September 30, 2010, $22,900,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of September 30, 2010 only $19,152,000 could have been borrowed as of that date.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 175 and 350 basis points depending on our leverage ratio (275 basis points at September 30, 2010).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.

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

The components of net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$338,000	$345,000	$1,013,000	$1,073,000
Interest cost	198,000	168,000	596,000	518,000
Expected return on plan assets	(167,000)	(125,000)	(499,000)	(375,000)
Recognized net actuarial loss	12,000	48,000	34,000	158,000
Amortization of prior service cost	2,000	2,000	7,000	6,000
	$383,000	$438,000	$1,151,000	$1,380,000

We contributed $950,000 and $1,650,000, and $325,000 and $1,000,000 to our pension plans during the three and nine-month periods ended September 30, 2010 and 2009, respectively.  We expect to contribute approximately $1,700,000 to our pension plans in 2010.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$1,546	$1,660	$1,664	$103,559	$(1,190)
Net earnings	—	—	—	6,242	—
Dividends paid, $0.09 per share	—	—	—	(2,903)	—
Issuance of nonvested stock awards, net of forfeitures	21	—	(21)	—	—
Stock-based compensation	—	—	901	—	—
Unrealized loss on interest rate swap, net of income tax benefit of $221	—	—	—	—	(323)
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $17	—	—	—	—	24
Unrealized gain on available-for-sale securities, net of income tax expense of $1	—	—	—	—	2
Repurchase and retirement of common stock	(3)	—	(114)	—	—
Balance at September 30, 2010	$1,564	$1,660	$2,430	$106,898	$(1,487)

As of September 30, 2010 and December 31, 2009, accumulated other comprehensive loss consists of the following:

	September 30, 2010	December 31, 2009
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $727,000 and $744,000, respectively	$(1,063,000)	$(1,087,000)
Unrealized loss on interest rate swap, net of income tax benefit of $297,000 and $76,000, respectively	(433,000)	(110,000)
Accumulated unrealized gain on available- for-sale securities, net of income tax expense of $7,000 and $6,000, respectively	9,000	7,000
Accumulated other comprehensive loss	$(1,487,000)	$(1,190,000)

On October 27, 2010, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.03 per share. The dividend is payable on December 10, 2010 to stockholders of record at the close of business on November 10, 2010.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock. The purchases may be made in the open market or in privately negotiated transactions as conditions warrant. The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time. No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2010 or 2009. At September 30, 2010, we had remaining repurchase authority of 1,653,333 shares.

During the nine-month periods ended September 30, 2010 and 2009, we purchased and retired 30,697 and 15,325 shares of our outstanding common stock for $117,000 and $59,000, respectively. These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability. The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of September 30, 2010:

	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$133,000	$133,000	$—	$—
Interest rate swap	(730,000)	—	(730,000)	—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.

At September 30, 2010, there was $82,100,000 outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.  We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt.  As a result, as described in NOTE 4 — Credit Facility, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  At September 30, 2010, the interest rate swap had a negative fair value of $730,000 which is recorded in other liabilities.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.  We recognized $323,000, net of income taxes, in unrealized losses on our interest rate swap during the nine months ended September 30, 2010.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

NOTE 8 - Related Party Transactions

During the three and nine-month periods ended September 30, 2010 and 2009, we allocated costs of $494,000 and $1,470,000, and $513,000 and $1,501,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $44,000 and $169,000, and $47,000 and $180,000, respectively, to us for the three and nine-month periods ended September 30, 2010 and 2009.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2010 and 2009 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $458,000 and $928,000, and $509,000 and $1,000,000 during the three and nine-month periods ended September 30, 2010 and 2009, respectively.  Additionally, DVD invoiced us $126,000 and $353,000, and $163,000 and $375,000 in the three and nine-month periods ended September 30, 2010 and 2009, respectively, for our rental of a skybox suite, tickets and other services during DVD’s 2010 and 2009 NASCAR event weekends at Dover International Speedway.  As of September 30, 2010 and December 31, 2009, our consolidated balance sheets included a $40,000 and $5,000 receivable from DVD, respectively, for the aforementioned items.  We settled these items in October 2010 and January 2010, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Results of Operations

Gaming revenues represent (i) the net win from slot machine and table games (ii) our portion of the net win from sports wagering and (iii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items. The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.

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

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

Gaming revenues increased by $4,762,000, or 8.6%, to $59,934,000 in the third quarter of 2010 as a result of the opening of our table game operations which began on June 25, 2010 with 40 tables including blackjack, craps and roulette.  In July 2010, we opened 12 poker tables which were expanded to 18 tables in September.  Partially offsetting the increase in table gaming revenues was a slight decrease in slot machine play in our casino.  Our average number of slot machines was 2,774 in the third quarter of 2010 as compared to 3,027 in the third quarter of 2009.  The lower number of slot machines resulted from the removal of machines to make room for our new table game operations.

Other operating revenues were $5,766,000 in the third quarter of 2010 as compared to $4,642,000 in the third quarter of 2009.  Cash rooms revenue increased $277,000 in the third quarter of 2010 mainly due to an increase in convention and transient sales and cash sales from our casino customers.  Cash food and beverage revenues increased $761,000 to $3,718,000 from $2,957,000 in the third quarter of 2009 due primarily to higher banquet sales and the opening of our Race & Sports Book restaurant and Frankie’s Italian restaurant in September 2009.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $5,161,000 and $5,251,000 in the third quarter of 2010 and 2009, respectively.

Gaming expenses increased by $4,881,000, or 10.4%, primarily as a result of the opening of our table game operations.  Partially offsetting these increases were lower gaming taxes, computer system fees and harness horse racing purses due to the lower slot machine gaming revenues.

Other operating expenses increased by $877,000, or 24.3%, due to the higher revenues.

General and administrative expenses increased to $1,912,000 in the third quarter of 2010 compared to $1,679,000 in the third quarter of 2009.  The increase was primarily due to the expensing of costs relating to our previously announced merger with Dover Motorsports, Inc. (a company related through common ownership).  The merger agreement was terminated in October 2010.

Depreciation expense increased to $3,103,000 in the third quarter of 2010 as compared to $2,898,000 in the third quarter of 2009.

Interest expense increased by $291,000 due to a higher average interest rate on our credit facility.

Our effective income tax rate decreased to 37.0% for the three months ended September 30, 2010 from 40.3% for the three months ended September 30, 2009.  The decrease primarily resulted from a reduction in our projected 2010 pre-tax earnings which are taxed at a lower marginal income tax rate.

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

Gaming revenues increased by $967,000, or 0.6%, to $164,352,000 in the first nine months of 2010 as a result of the opening of our table game operations which began on June 25, 2010 with 40 tables including blackjack, poker, craps and roulette.  In July 2010, we opened 12 poker tables which were expanded to 18 tables in September.  Partially offsetting the increase in table gaming revenues was a decrease in slot machine play in our casino which was significantly impacted by record snow fall in the region during the first quarter.  Our average number of slot machines was 2,841 in the first nine months of 2010 as compared to 3,045 in the first nine months of 2009.  The lower number of slot machines resulted from the removal of machines to make room for our new table game operations.

Other operating revenues were $15,856,000 in the first nine months of 2010 as compared to $14,039,000 in the first nine months of 2009.  Cash rooms revenue increased $685,000 in the first nine months of 2010 mainly due to an increase in convention and transient sales and cash sales from our casino customers.  Cash food and beverage revenues increased $1,336,000 to $10,261,000 from $8,925,000 in the first nine months of 2009 due primarily to higher banquet sales and the opening of our Race & Sports Book restaurant and Frankie’s Italian restaurant in September 2009.  Partially offsetting these increases was a decrease in our cash services revenue.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $13,439,000 and $14,018,000 in the first nine months of 2010 and 2009, respectively.

Gaming expenses increased by $8,066,000, or 6.1%, primarily as a result of the opening of our table game operations and significantly higher gaming taxes and slot machine fees that resulted from legislation passed in May of 2009.  The impact of this legislative initiative resulted in an increase in our gaming taxes and slot machine fees of approximately $5,600,000 in the first nine months of 2010.  Partially offsetting these increases were lower gaming taxes, computer system fees and harness horse racing purses due to the lower slot machine gaming revenues.

Other operating expenses increased by $1,425,000, or 13.1%, due to the higher revenues.

General and administrative expenses increased for the first nine months of 2010 to $5,345,000 from $5,187,000.  The increase was primarily due to the aforementioned expensing of costs related to our terminated merger agreement with Dover Motorsports, Inc.

Depreciation expense remained consistent at $8,949,000 in the first nine months of 2010 as compared to $8,919,000 in the first nine months of 2009.

Interest expense increased by $585,000 due to a higher average interest rate on our credit facility.

Our effective income tax rate was 41.7% for the nine months ended September 30, 2010 as compared to 40.9% for the nine months ended September 30, 2009.  The increase was the result of the tax impact of restricted stock awards that vested during the first nine months of 2010.  We expect the effective income tax rate to approximate 41% for the full year.

Liquidity and Capital Resources

Net cash provided by operating activities was $16,119,000 for the nine months ended September 30, 2010 compared to $18,882,000 for the nine months ended September 30, 2009.  The decrease was primarily due to the lower earnings, partially offset by the timing of invoicing from and payments to vendors and lower income tax payments due to the lower earnings.

Net cash used in investing activities was $4,558,000 for the nine months ended September 30, 2010 compared to $4,125,000 for the nine months ended September 30, 2009 and was primarily related to capital improvements.  Capital expenditures for the first nine months of 2010 related primarily to our table game operations, payments for which will extend into the fourth quarter of 2010.  Capital expenditures for the first nine months of 2009 related primarily to final payments made for our Phase VI casino expansion and our new Race & Sports Book operation.

Net cash used in financing activities was $16,045,000 for the nine months ended September 30, 2010 compared to $15,120,000 for the nine months ended September 30, 2009.  During the first nine months of 2010, we repaid $13,025,000 of our credit facility.  During the first nine months of 2009, we repaid $10,250,000 of our credit facility.  We paid $2,903,000 and $4,811,000 in cash dividends during the first nine months of 2010 and 2009, respectively.  We repurchased and retired $117,000 of our outstanding common stock during the first nine months of 2010 compared to $59,000 during the first nine months of 2009.

On October 27, 2010, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.03 per share.  The dividend is payable on December 10, 2010 to shareholders of record at the close of business on November 10, 2010.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2010 or 2009.  At September 30, 2010, we had remaining repurchase authority of 1,653,333 shares.

Based on current business conditions, we expect to make capital expenditures of approximately $1,000,000 to $1,500,000 during the remainder of 2010.  Additionally, we contributed $1,650,000 to our pension plans through the third quarter of 2010.  We expect to contribute approximately $1,700,000 to our pension plans in 2010.

At September 30, 2010, we had a $105,000,000 credit facility with a bank group.  Effective February 19, 2010, the credit facility was amended to extend the maturity date, increase the maximum borrowing limit, revised certain financials covenants and change the margins used to determine interest rates.  The maximum borrowing limit under the facility reduces to $95,000,000 on April 1, 2011 and to $82,500,000 on April 1, 2012 and the agreement terminates on January 1, 2013.  Interest is based, at our option, upon LIBOR plus a margin that varies between 175 and 350 basis points (275 basis points at September 30, 2010) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate minus 100 basis points plus a margin that varies between 25 and 200 basis points (125 basis points at September 30, 2010) depending on the leverage ratio.  In either case, the minimum interest rate on borrowings under the agreement ranges from 275 to 400 basis points depending on the leverage ratio (325 basis points at September 30, 2010).  The base rate option is not available for the portion of indebtedness equal to the notional amount under our interest rate swap agreement.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2010, we were in compliance with all terms of the facility and there was $82,100,000 outstanding at a weighted average interest rate of 3.28%.  At September 30, 2010, $22,900,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of September 30, 2010 only $19,152,000 could have been borrowed as of that date.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 175 and 350 basis points depending on our leverage ratio (275 basis points at September 30, 2010).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.

In May of 2009, the State enacted legislation, which became effective May 28, 2009, that increased the gaming taxes paid to the State on the portion of slot win that we retain.   The impact of this legislation compared to 2009 was approximately $5,600,000 for the first nine months of 2010.

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

Contractual Obligations

At September 30, 2010, we had the following contractual obligations:

		Payments Due by Period
	Total	2010	2011 — 2012	2013 — 2014	Thereafter
Revolving line of credit	$82,100,000	$—	$—	$82,100,000	$—
Estimated interest payments on revolving line of credit(a)	6,006,000	795,000	5,211,000	—	—
	$88,106,000	$795,000	$5,211,000	$82,100,000	$—

(a) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2010.  For $35,000,000 of our outstanding borrowings, we used the fixed interest rate per the interest rate swap agreement through the termination date of the swap agreement.

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

At September 30, 2010, we have marketable securities of $133,000.  These securities, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in our consolidated balance sheet.  Fair-value is determined based on the current market values.

At September 30, 2010, there was $82,100,000 outstanding under our revolving credit agreement.  The credit agreement bears interest, at our option, upon LIBOR plus a margin that varies between 175 and 350 basis points (275 basis points at September 30, 2010) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate minus 100 basis points plus a margin that varies between 25 and 200 basis points (125 basis points at September 30, 2010) depending on the leverage ratio.  In either case, the minimum interest rate on borrowings under the agreement ranges from 275 to 400 basis points depending on the leverage ratio (325 basis points at September 30, 2010).  The base rate option is not available for the portion of indebtedness equal to the notional amount under our interest rate swap agreement. Therefore, we are subject to interest rate risk on the variable component of the interest rate.  Historically, we managed our mix of fixed and variable rate debt by structuring the terms of our debt agreements.  Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converted $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 175 and 350 basis points depending on our leverage ratio (275 basis points at September 30, 2010).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  The agreement terminates on April 17, 2012.  As of September 30, 2010, the interest rate swap had a negative fair value of $730,000.  An increase in interest rates of one percent would result in the interest rate swap having a fair value of approximately $202,000 at September 30, 2010.  A decrease in interest rates of one percent would result in the interest rate swap having a negative fair value of approximately $1,265,000 at September 30, 2010. A change in interest rates will have no impact on the interest expense associated with the $35,000,000 of borrowings under the revolving credit agreement that are subject to the interest rate swap agreement.  A change in interest rates of one percent on the outstanding borrowings under the revolving credit agreement at September 30, 2010 not subject to the interest rate swap would cause a change in total annual interest costs of $471,000.  The borrowings under our revolving credit agreement bear interest at the variable rate described above and therefore approximate fair value at September 30, 2010.

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

Based on their evaluation as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, collegiate and professional athletic events, television and movies, concerts and travel.  Many of our gaming competitors are in jurisdictions with a lower tax burden.  As gambling opportunities in the region continue to proliferate, there can be no assurance that we will maintain our state or regional market share or be able to compete effectively with our competitors and this could adversely affect our business, financial condition and overall profitability.  Approximately 72% of our Capital Club® member slot win comes from out of state patrons.

The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  Delaware is surrounded by jurisdictions which permit slot machines, such as Pennsylvania, New Jersey, Maryland and West Virginia, and all of these jurisdictions — with the exception of Maryland — also permit table games.  Voters in Maryland adopted a Constitutional amendment in November 2008 that permits up to 15,000 slot machines in five different specific locations throughout Maryland.  The establishment of any additional gaming locations in the State remains subject to local zoning and may face further opposition.  As the number of machines and the specific locations of the gaming establishments are fixed by the State’s Constitution, any changes to the number of machines or the locations would require further amendment to the State Constitution.  Management has estimated that approximately 40% of our total slot win comes from Maryland patrons.  Some of these patrons may prefer the convenience of facilities closer to home.

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

We Have a Significant Amount of Indebtedness

As of September 30, 2010, we had total outstanding long-term debt of $82,100,000 under our credit facility.  This indebtedness and any future increases in our outstanding borrowings could:

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

We Do Not Own Or Lease Our Slot Machines And Related Technology

We do not own or lease the slot machines or computer systems used by the State in connection with our video lottery gaming operations.  The Lottery Director enters into contracts directly with the providers of the slot machines and computer systems and we are not a party to those negotiations.  At our expense, the State purchases or leases all equipment and the Lottery Director licenses all technology providers. Our operations could be disrupted if a licensed technology provider violates its agreement with the State or ceases to be licensed for any reason.  Such an event would be outside of our control and could adversely affect our gaming revenues.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2010.  At September 30, 2010, we had remaining repurchase authority of 1,653,333 shares.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Reserved

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

10.1               Agreement between Dover Downs, Inc. and Delaware Standardbred Owners Association, Inc. dated September 1, 2010

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

DATED:	November 5, 2010	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)