Form 10-K
period 2010-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2011-03-04
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $43,160,373 as of June 30, 2010 (the last day of our most recently completed second quarter).

As of February 25, 2011, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock - 15,797,795 shares
Class A Common Stock - 16,603,173 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 27, 2011 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

Item 1.	Business

We are a diversified gaming and entertainment company whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, the Crown Royal poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets;

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

During the third quarter of 2009, we opened our Race & Sports Book operation and Frankie’s Italian restaurant.  The Race & Sports Book features parlay sports wagering on National Football League (“NFL”) games and pari-mutuel wagering on live and simulcast horse races.  In January 2010, the Delaware legislature authorized table games at the facilities of the State’s three video lottery agents.  On June 25, 2010, we opened our table game operations with 40 tables including blackjack, craps and roulette tables.  The Crown Royal poker room opened on July 14, 2010 with 12 poker tables and was expanded to 18 tables in September.

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

Our license from the Delaware Harness Racing Commission to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Harness Racing Commission for the past 42 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

Dover Downs Casino

Our casino opened in December 1995 with approximately 500 slot machines.  Due to its popularity, the casino has expanded six times since its opening and the number of machines has increased to 2,774 at December 31, 2010.  The most recent expansion, which was completed in September of 2008, added approximately 68,000 square-feet of space bringing our casino complex to 165,000 square-feet.  We are open for business 24 hours per day, seven days per week.  Our facilities are open every day of the year, except Christmas and Easter, and we estimate that the facility was visited by approximately 2.7 million patrons in 2010.

Our slot machines range from our popular penny machines to $100 machines in the Premium Slots area and include most popular games found in the country’s major gaming jurisdictions.  We have added multi-player electronic table games, such as Blackjack and Roulette, which accommodate up to five players in an interactive setting that features a virtual dealer.

In January 2010, the Delaware legislature authorized table games at the facilities of the State’s three video lottery agents.  On June 25, 2010, we opened our table game operations with 40 tables including blackjack, craps and roulette tables.  The Crown Royal poker room opened on July 14, 2010 with 12 poker tables and was expanded to 18 tables in September.

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

We use sophisticated database marketing to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments. Our Capital Club®, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs. Membership in this club currently stands at approximately 170,000 active patrons.

We have implemented extensive procedures for financial and accounting controls, safekeeping and accounting of monies, and security provisions. Security over the gaming operations involves the integration of surveillance cameras, observation and oversight by employees, security and gaming staff, and various security features built into our equipment. The above, when combined with proper internal control procedures and daily monitoring by the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement, are intended to maintain the security, integrity and accountability of our gaming operations.

Dover Downs Hotel

Our luxury hotel facility, the Dover Downs Hotel and Conference Center, is the largest hotel in the State of Delaware and connects to our casino.  The facility includes 500 rooms, including eleven luxury spa suites, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and a luxurious 6,000 square-foot full-service spa.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, spa facilities, trade shows and conferences, we believe we are able to attract new patrons and lengthen the stay of current patrons.  Since opening the Dover Downs Hotel in 2002, we have managed its operations ourselves.  In 2010, hotel occupancy averaged 84% and the hotel was awarded the AAA Four Diamond Award for the eighth consecutive year.

Dover Downs Raceway

Dover Downs Raceway has presented pari-mutuel harness racing events for 42 consecutive years. Live harness races are conducted at Dover Downs Raceway from late October until April and are simulcast to more than 300 tracks and other off-track betting locations across North America on each of our more than 130 live race dates.  During our harness racing season, we have historically used the 5/8-mile harness racing track that is located on DVD’s property and is on the inside of its one-mile motorsports superspeedway.  In order to continue this historic use, DVD granted a perpetual easement to the harness track to us at the time of the spin-off.  This perpetual easement allows us to have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The easement requires that we maintain the harness track but does not require the payment of any rent.  Additional amenities include the Winners Circle® Restaurant overlooking the horse racing track.

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

We have an agreement with the Delaware Standardbred Owner’s Association, Inc. (“DSOA”) effective September 1, 2010 and continuing through August 31, 2014.  DSOA’s membership consists of owners, trainers and drivers of harness horses participating in harness race meetings at our facilities and elsewhere in the United States and Canada. The DSOA has been organized and exists for the purpose of promoting the sport of harness racing; improving the lot of owners, drivers and trainers of harness racing horses participating in race meetings; establishing health, welfare and insurance programs for owners, drivers and trainers of harness racing horses; negotiating with harness racing tracks on behalf of owners, trainers, drivers and grooms of harness racing horses; and generally rendering assistance to them whenever and wherever possible. Under the DSOA agreement, we are required to distribute as purses for races conducted at our facilities a percentage of our retained share of pari-mutuel revenues.

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

Video Lottery, Sports Wagering and Table Game Operations

General.  Video lottery, sports wagering and table game operations are by statute operated and administered by the Director of the Delaware State Lottery Office (the “Lottery Director”) and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement.  We are a Licensed Agent authorized to conduct these activities under the Delaware State Lottery Code.

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

Harness Racing Events.  In order to maintain our gaming license with the Delaware Lottery, we are required to maintain our license for harness horse racing with the Harness Racing Commission and must conduct a minimum of 90 live race days each racing season, subject to the availability of racing stock.

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

Harness Racing and Pari-Mutuel Wagering

Licensing Requirements.  Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission.  We hold a license from the Commission by which we are authorized to hold harness race meetings on our premises and to make, conduct and sell pools by the use of pari-mutuel machines or totalizators.  The license must be renewed on an annual basis.  The Commission may reject an application for a license for any cause which it deems sufficient and the action of the Commission is final.  The Commission may also suspend or revoke a license which it has issued and its action in that respect is final, subject to review, upon questions of law only, by the Superior Court of the County within which the license was granted.  The action of the Commission stands unless and until reversed by the Court.  We have received an annual license from the Commission for the past 42 consecutive years and management believes that our relationship with the Commission remains good.  However, there can be no assurances that we will continue to be licensed by the Commission in the future.

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

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, collegiate and professional athletic events, television and movies, concerts and travel.  Many of our gaming competitors are in jurisdictions with a lower tax burden.  As gambling opportunities in the region continue to proliferate, there can be no assurance that we will maintain our state or regional market share or be able to compete effectively with our competitors and this could adversely affect our business, financial condition and overall profitability.  Approximately 68% of our Capital Club® member gaming win comes from out of state patrons.

The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  Delaware is surrounded by jurisdictions which permit slot machines, such as Pennsylvania, New Jersey, Maryland and West Virginia, and all of these jurisdictions — with the exception of Maryland — also permit table games.  Additional venues are expected in Maryland and management has estimated that approximately 41% of our total gaming win comes from Maryland patrons.  Some of these patrons may prefer the convenience of facilities closer to home.

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

We compete with harness and thoroughbred racing and simulcasting facilities in the neighboring states of Pennsylvania, Maryland and New Jersey.  We also receive simulcast harness and thoroughbred races from approximately 90 race tracks.

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

Growth Strategies

We offer a unique gaming and entertainment experience and make available to our patrons a number of different options: slot machine gaming, table game wagering, sports wagering, live harness horse racing, luxury hotel accommodations, fine dining, full service spa, national recording and entertainment acts, night club, retail shopping, live boxing and simulcasting of thoroughbred and harness horse races from across North America. Our mission is simple: to provide all of our customers a premier gaming and entertainment experience with a focus on unparalleled customer service.  Our growth strategy is to foster customer loyalty by following this mission, focus on our most valuable customers, expand and improve the quality of our gaming positions, enhance our gaming products with additional entertainment offerings and create an exciting gaming environment while focusing on areas that we believe will increase our revenue and profitability. Our efforts in this regard include the following:

Increase The Utilization Of Our Casino

We use a sophisticated database marketing program to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club, a players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs. Membership in this club currently stands at approximately 170,000 active patrons.  We attempt to increase attendance at both our casino and hotel through effective promotional use of our database and by making improvements to our facilities and gaming offerings based on what we learn from our Capital Club members. For example, we continually add the most popular machines, have added live table games, as well as multi-player electronic table games and other amenities requested by our customers.

In January 2010, the Delaware legislature authorized table games at the facilities of the State’s three video lottery agents.  On June 25, 2010, we opened our table game operations with 40 tables including blackjack, craps and roulette tables.  The Crown Royal poker room opened on July 14, 2010 with 12 poker tables and was expanded to 18 tables in September.  We will attempt to develop a database of regional table game customers to similarly target promotions to this new group of players.  Given the tax rate and labor intensive nature of table game operations, revenue growth in this area will be a strategy we will be particularly focused on.

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

Pursue Management Agreements

We entered into a letter of intent on October 14, 2008 with UG Entertainment LLC to provide management services for the operation of a video lottery facility at Underground Atlanta.  UGE has made presentations to the Georgia Lottery relative to the possibility of commencing video lottery operations at Underground Atlanta.  Such video lottery operations are not presently authorized and would require regulatory action by the Georgia Lottery.  The letter of intent between us and UGE provides for a five year management agreement and affords us two renewal options for two years each subject to the attainment of certain financial criteria by the new facility. The letter of intent contemplates that the parties will negotiate and enter into an acceptable management agreement with terms and conditions comparable to management agreements of a similar nature.  Our compensation would consist of a management fee based on gross revenues and an incentive fee based on net earnings before taxes.  The letter of intent also contemplates that we will have the right to purchase up to 10% of the equity of UGE.

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

Employees

As of December 31, 2010, we had 1,081 full-time employees and 265 part-time employees. We engage temporary personnel to assist during our live harness racing season.  None of our employees are party to a collective bargaining agreement and we believe that our relationship with our employees is good.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, collegiate and professional athletic events, television and movies, concerts and travel.  Many of our gaming competitors are in jurisdictions with a lower tax burden.  As gambling opportunities in the region continue to proliferate, there can be no assurance that we will maintain our state or regional market share or be able to compete effectively with our competitors and this could adversely affect our business, financial condition and overall profitability.  Approximately 68% of our Capital Club® member gaming win comes from out of state patrons.

The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  Delaware is surrounded by jurisdictions which permit slot machines, such as Pennsylvania, New Jersey, Maryland and West Virginia, and all of these jurisdictions — with the exception of Maryland — also permit table games.  Additional venues are expected in Maryland and management has estimated that approximately 41% of our total gaming win comes from Maryland patrons.  Some of these patrons may prefer the convenience of facilities closer to home.

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

The Revocation, Suspension Or Modification Of Our Gaming Licenses Would Adversely Affect Our Gaming Business

Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement.  Our gaming license must be renewed on an annual basis. To keep our gaming license, we must remain licensed for harness horse racing by the Delaware Harness Racing Commission and conduct at least 90 live race days each racing season, subject to the availability of harness race horses. The Commission has broad discretion to reject any application for a license or suspend or revoke a license once it is issued. The Director of the Delaware State Lottery Office (the “Lottery Director”) has broad discretion to revoke, suspend or modify the terms of our license. Any modification or termination of existing licensing regulations or any revocation, suspension or modification of our licenses could adversely affect our business, financial condition and overall profitability.

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

We Have a Significant Amount of Indebtedness

As of December 31, 2010, we had total outstanding long-term debt of $78,600,000 under our credit facility.  This indebtedness and any future increases in our outstanding borrowings could:

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

We have not received any written comments that were issued within 180 days before December 31, 2010, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.	Properties

We own our principal executive office located in Dover, Delaware; Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, the Crown Royal poker room, and our Race & Sports Book operation; the Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with conference, banquet, ballroom and concert hall facilities; and have a perpetual easement to Dover Downs Raceway — a harness racing track. Our casino offers pari-mutuel wagering on live racing from this raceway and simulcast horse races.  The casino facility includes the Dover Downs’ Fire & Ice Lounge, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets, all of which are located at our entertainment complex situated on approximately 69 acres of land owned by us.

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

Our common stock is listed on the New York Stock Exchange under the ticker symbol “DDE.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 25, 2011, there were 15,797,795 shares of common stock and 16,603,173 shares of Class A common stock outstanding.  There were 907 holders of record for common stock and 22 holders of record for Class A common stock.

The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2010 and 2009 are detailed in the following table.

Quarter Ended:	High	Low	Dividends Declared
December 31, 2010	$3.60	$3.33	$0.03
September 30, 2010	$3.59	$2.80	$0.03
June 30, 2010	$4.46	$2.73	$0.03
March 31, 2010	$4.06	$3.41	$0.03

December 31, 2009	$6.12	$3.47	$0.05
September 30, 2009	$7.45	$4.25	$0.05
June 30, 2009	$7.25	$2.80	$0.05
March 31, 2009	$5.15	$2.56	$0.05

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No repurchases were made in the fourth quarter of 2010 and we had remaining purchase authority of 1,653,333 shares.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is based upon and should be read together with the consolidated financial statements and notes thereto included elsewhere in this document.

Dover Downs Gaming & Entertainment, Inc. is a diversified gaming and entertainment company whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, the Crown Royal poker room, and a Race & Sports Book operation;

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

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Gaming revenues increased by $3,412,000, or 1.6%, to $217,267,000 in 2010 as a result of beginning table game operations on June 25, 2010 with 40 tables including blackjack, poker, craps and roulette.  In July 2010, we opened 12 poker tables which were expanded to 18 tables in September.  Partially offsetting the increase in table gaming revenues was a decrease in slot machine play in our casino which was significantly impacted by record snow fall in the region during the first quarter and continuing challenging economic conditions and the related impact on consumer spending.  Our average number of slot machines was 2,824 in 2010 as compared to 3,036 in 2009.  The lower number of slot machines resulted from the removal of machines to make room for our new table game operations.

Other operating revenues were $20,882,000 in 2010 as compared to $18,944,000 in 2009.  Cash rooms revenue increased $559,000 in 2010 mainly due to an increase in convention and transient sales and cash sales from our casino customers.  Cash food and beverage revenues increased $1,532,000 to $13,674,000 from $12,142,000 in 2009 due primarily to higher banquet sales and the opening of our Race & Sports Book restaurant and Frankie’s Italian restaurant in September 2009.  Partially offsetting these increases was a decrease in our cash services revenue.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $18,306,000 and $18,255,000 in 2010 and 2009, respectively.

Gaming expenses increased by $12,508,000, or 7.1%, primarily as a result of the opening of our table game operations and significantly higher slot gaming taxes that resulted from legislation passed in May of 2009.  The impact of this legislative initiative resulted in an increase in our slot gaming taxes of approximately $5,600,000 in 2010.  Partially offsetting these increases were lower gaming taxes, computer system fees and harness horse racing purses due to the lower slot machine gaming revenues.

Other operating expenses increased by $1,369,000, or 9.3%, due to the higher revenues.

General and administrative expenses increased in 2010 to $6,922,000 from $6,678,000 in 2009.  The increase was primarily due to the expensing of costs relating to a proposed merger with Dover Motorsports, Inc. (a company related through common ownership).  The merger agreement was terminated in October 2010.

Depreciation expense remained consistent at $12,059,000 in 2010 as compared to $11,939,000 in 2009.

Interest expense increased by $878,000 due to a higher average interest rate on our amended credit facility.

Our effective income tax rate was 41.3% in 2010 as compared to 40.9% in 2009.  The increase was the result of the non-deductible portion of the restricted stock awards that vested during 2010.

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

Gaming expenses increased by $6,425,000, or 3.8%, primarily as a result of increased slot gaming taxes that resulted from legislation passed in June of 2008 and May of 2009.  The combined impact of these legislative initiatives resulted in an increase in our slot gaming taxes of approximately $10,000,000 in 2009.  Partially offsetting these increases were decreases in our gaming taxes, computer system fees and harness horse racing purses due to the lower gaming revenues.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $23,494,000 for the year ended December 31, 2010 compared to $27,737,000 for the year ended December 31, 2009.  The decrease was primarily due to the lower earnings.

Net cash used in investing activities was $5,578,000 for the year ended December 31, 2010 compared to $4,537,000 for the year ended December 31, 2009 and was primarily related to capital improvements.  Capital expenditures for 2010 related primarily to the start up of table game operations.  Capital expenditures for 2009 related primarily to final payments made for our Phase VI casino expansion and our new Race & Sports Book operation.

Net cash used in financing activities was $20,512,000 for the year ended December 31, 2010 compared to $19,674,000 for the year ended December 31, 2009.  During 2010, we repaid $16,525,000 of our credit facility.  During 2009, we repaid $13,200,000 of our credit facility.  We paid $3,870,000 and $6,415,000 in cash dividends during 2010 and 2009, respectively.  We repurchased and retired $117,000 of our outstanding common stock during 2010 compared to $59,000 during 2009.

On January 26, 2011, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.03 per share.  The dividend is payable on March 10, 2011 to shareholders of record at the close of business on February 10, 2011.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2010 or 2009.  At December 31, 2010, we had remaining repurchase authority of 1,653,333 shares.

Based on current business conditions, we expect to make capital expenditures of approximately $3,000,000 to $3,500,000 during 2011.  Additionally, we expect to contribute approximately $2,400,000 to our pension plans in 2011.

At December 31, 2010, we had a $105,000,000 credit facility with a bank group.  The maximum borrowing limit under the facility reduces to $95,000,000 on April 1, 2011 and to $82,500,000 on April 1, 2012 and the agreement terminates on January 1, 2013.  Interest is based, at our option, upon LIBOR plus a margin that varies between 175 and 350 basis points (275 basis points at December 31, 2010) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate minus 100 basis points plus a margin that varies between 25 and 200 basis points (125 basis points at December 31, 2010) depending on the leverage ratio.  In either case, the minimum interest rate on borrowings under the agreement ranges from 275 to 400 basis points depending on the leverage ratio (325 basis points at December 31, 2010).  The base rate option is not available for the portion of indebtedness equal to the notional amount under our interest rate swap agreement.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2010, we were in compliance with all terms of the facility and there was $78,600,000 outstanding at a weighted average interest rate of 3.30%.  At December 31, 2010, $26,400,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2010 $15,225,000 could have been borrowed as of that date.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 175 and 350 basis points depending on our leverage ratio (275 basis points at December 31, 2010).  The minimum interest rate on borrowings under the agreement ranges from 275 to 400 basis points depending on the leverage ratio (325 basis points at December 31, 2010).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.

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

Contractual Obligations

At December 31, 2010, we had the following contractual obligations:

		Payments Due by Period
	Total	2011	2012 – 2013	2014 – 2015	Thereafter
Revolving line of credit(a)	$78,600,000	$—	$78,600,000	$—	$—
Estimated interest payments on revolving line of credit(b)	5,880,000	3,116,000	2,764,000	—	—
Pension contributions(c)	2,400,000	2,400,000	—	—	—
	$86,880,000	$5,516,000	$81,364,000	$—	$—

(a) Payments due under our revolving line of credit were based on the latest amendment to our revolving credit agreement dated February 19, 2010.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2010.  For $35,000,000 of our outstanding borrowings, we used the fixed interest rate per the interest rate swap agreement through the termination date of the swap agreement.

(c) We expect to contribute approximately $2,400,000 to our pension plans for 2011.  For years subsequent to 2011, we are unable to estimate what our pension contributions will be.

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

Not applicable.

Item 8.            Financial Statements And Supplementary Data

Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm included in this report are shown on the Index to Consolidated Financial Statements on page 29.

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

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.  KPMG LLP independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  KPMG LLP has issued their report which is included herein.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited Dover Downs Gaming & Entertainment, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(c)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dover Downs Gaming & Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 4, 2011 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania

March 4, 2011

Item 9B.         Other Information

None.

Part III

Item 10.         Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2011.

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

Executive Officers of the Registrant.  As of December 31, 2010, our executive officers were:

Name	Position	Age	Term of Office

Denis McGlynn	President and Chief Executive Officer	64	11/79 to date

Edward J. Sutor	Executive Vice President and Chief Operating Officer	61	3/99 to date

Timothy R. Horne	Sr. Vice President-Finance, Treasurer and Chief Financial Officer	44	11/96 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	51	7/99 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer. Mr. Tippie has served as Chairman of the Board since our spin-off from DVD in 2002.  Mr. Tippie also serves as Chairman of the Board to DVD as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 31 years.  Mr. McGlynn also serves as President and Chief Executive Officer to DVD.

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

Item 11.         Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2011.

Item 12.         Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2011.

Equity Compensation Plan Information

We have a stock incentive plan which provides for the grant of up to 2,250,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Refer to NOTE 9 — Stockholders’ Equity to our consolidated financial statements included elsewhere in this document for further discussion.  Securities authorized for issuance under equity compensation plans at December 31, 2010 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	339,276	$6.35	735,827

Equity compensation plans not approved by security holders	—	—	—
Total	339,276	$6.35	735,827

Item 13.         Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2011.

Item 14.         Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2011.

Part IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1)       Financial Statements — See accompanying Index to Consolidated Financial Statements on page 29.

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

10.5

Agreement between Dover Downs, Inc. and Delaware Standardbred Owners Association, Inc. dated September 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 5, 2010).

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

10.27	Description of Annual Salary and Certain Discretionary Incentives to Executive Officers (incorporated herein by reference to the Current Report on Form 8-K dated January 3, 2011).

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

DATED:	March 4, 2011	Dover Downs Gaming & Entertainment, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President and Chief Executive Officer and Director	March 4, 2011
Denis McGlynn	(Principal Executive Officer)

/s/ Timothy R. Horne	Sr. Vice President — Finance,	March 4, 2011
Timothy R. Horne	Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering either of them to sign this report, or any amendments, on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	March 4, 2011
Henry B. Tippie

/s/ Kenneth K. Chalmers	Director and Chairman of the Audit Committee	March 4, 2011
Kenneth K. Chalmers

/s/ R. Randall Rollins	Director	March 4, 2011
R. Randall Rollins

/s/ Patrick J. Bagley	Director	March 4, 2011
Patrick J. Bagley

/s/ John W. Rollins, Jr.	Director	March 4, 2011
John W. Rollins, Jr.

/s/ Jeffrey W. Rollins	Director	March 4, 2011
Jeffrey W. Rollins

/s/ Denis McGlynn	As Attorney-in-Fact and Director	March 4, 2011
Denis McGlynn

STATEMENT OF MANAGEMENT RESPONSIBILITY

Dover Downs Gaming & Entertainment, Inc. and subsidiaries’ (the “Company”) management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information included in the Company’s 2010 Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the Company’s evaluation, management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The Audit Committee of the Board of Directors, which is comprised entirely of independent directors, has direct and private access to and meets regularly with management, the internal auditors and the independent registered public accounting firm to review accounting, reporting, auditing and internal control matters.

/s/ Denis McGlynn	/s/ Timothy R. Horne
Denis McGlynn	Timothy R. Horne
President and Chief Executive Officer and Director	Sr. Vice President — Finance,
Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dover Downs Gaming & Entertainment, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania

March 4, 2011

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(in thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
Revenues:
Gaming	$217,267	$213,855	$219,878
Other operating	20,882	18,944	19,254
	238,149	232,799	239,132
Expenses:
Gaming	188,293	175,785	169,360
Other operating	16,127	14,758	16,101
General and administrative	6,922	6,678	6,317
Impairment charge	—	2,177	—
Depreciation	12,059	11,939	10,849
	223,401	211,337	202,627

Operating earnings	14,748	21,462	36,505

Interest expense	3,254	2,376	3,484

Earnings before income taxes	11,494	19,086	33,021

Income taxes	4,751	7,809	13,510

Net earnings	6,743	11,277	19,511

Unrealized loss on interest rate swap, net of income taxes	(245)	(110)	—

Unrealized gain (loss) on available-for-sale securities, net of income taxes	3	10	(19)

Reclassification adjustment for loss realized on available-for-sale securities, net of income taxes	—	16	—

Change in pension net actuarial loss and prior service cost, net of income taxes	(194)	1,186	(1,995)

Comprehensive earnings	$6,307	$12,379	$17,497

Net earnings per common share (Note 2):
Basic	$0.21	$0.35	$0.61
Diluted	$0.21	$0.35	$0.61

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$18,819	$21,415
Accounts receivable	3,098	2,636
Due from State of Delaware	9,829	11,069
Inventories	1,989	2,170
Prepaid expenses and other	2,551	2,151
Receivable from Dover Motorsports, Inc.	18	5
Income taxes receivable	617	129
Deferred income taxes	1,349	1,209
Total current assets	38,270	40,784

Property and equipment, net	186,227	192,360
Other assets	789	863
Total assets	$225,286	$234,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,742	$3,078
Purses due horsemen	9,829	10,219
Accrued liabilities	12,286	8,788
Deferred revenue	307	306
Total current liabilities	26,164	22,391

Revolving line of credit	78,600	95,125
Liability for pension benefits	4,949	4,900
Other liabilities	598	186
Deferred income taxes	4,224	4,166
Total liabilities	114,535	126,768

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,637,022 and 15,461,219, respectively	1,564	1,546
Class A common stock, $.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 16,603,173 and 16,603,173, respectively	1,660	1,660
Additional paid-in capital	2,721	1,664
Retained earnings	106,432	103,559
Accumulated other comprehensive loss	(1,626)	(1,190)
Total stockholders’ equity	110,751	107,239
Total liabilities and stockholders’ equity	$225,286	$234,007

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2010	2009	2008
Operating activities:
Net earnings	$6,743	$11,277	$19,511
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	12,059	11,939	10,849
Amortization of credit facility origination fees	72	39	40
Stock-based compensation	1,192	952	998
Deferred income taxes	(85)	187	(316)
Impairment charge	—	2,177	—
Changes in assets and liabilities:
Accounts receivable	(462)	25	1,899
Due from State of Delaware	1,240	(199)	(340)
Inventories	(168)	(145)	(167)
Prepaid expenses and other	(392)	42	(768)
Receivable from/payable to Dover Motorsports, Inc.	(13)	(16)	(7)
Income taxes receivable/payable	(187)	(653)	193
Accounts payable	664	(184)	(610)
Purses due horsemen	(390)	33	(294)
Accrued liabilities	3,498	1,369	(4,521)
Deferred revenue	1	94	114
Other liabilities	(278)	800	227
Net cash provided by operating activities	23,494	27,737	26,808

Investing activities:
Capital expenditures	(5,576)	(4,535)	(40,166)
Proceeds from the sale of available-for-sale securities	65	102	—
Purchase of available-for-sale securities	(67)	(104)	(100)
Net cash used in investing activities	(5,578)	(4,537)	(40,266)

Financing activities:
Borrowings from revolving line of credit	116,300	157,875	186,725
Repayments of revolving line of credit	(132,825)	(171,075)	(170,825)
Dividends paid	(3,870)	(6,415)	(6,360)
Repurchase of common stock	(117)	(59)	(1,040)
Proceeds from stock options exercised	—	—	366
Excess tax benefit on stock awards	—	—	25
Net cash (used in) provided by financing activities	(20,512)	(19,674)	8,891

Net (decrease) increase in cash	(2,596)	3,526	(4,567)
Cash, beginning of year	21,415	17,889	22,456
Cash, end of year	$18,819	$21,415	$17,889

Supplemental information:
Interest paid	$3,121	$2,801	$3,204
Income taxes paid	$5,024	$8,275	$13,606
Change in accounts payable for capital expenditures	$—	$(1,581)	$(8,093)

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

We are a diversified gaming and entertainment company whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, the Crown Royal poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets;

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

During the third quarter of 2009, we opened our Race & Sports Book operation and Frankie’s Italian restaurant.  The Race & Sports Book features parlay sports wagering on National Football League (“NFL”) games and pari-mutuel wagering on live and simulcast horse races.  In January 2010, the Delaware legislature authorized table games at the facilities of the State’s three video lottery agents.  In June 2010, we opened our table game operations with blackjack, craps and roulette tables.  The Crown Royal poker room opened in July 2010 and was expanded in September.

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

Our license from the Delaware Harness Racing Commission to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Harness Racing Commission for the past 42 consecutive years and management believes that our relationship with the Commission remains good.

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

Interest capitalization—Interest is capitalized in connection with the construction of major facilities. The capitalized interest is amortized over the estimated useful life of the asset to which it relates.  During the years ended December 31, 2010 and 2009, no interest was capitalized.  During the year ended December 31, 2008, we incurred $4,051,000 of interest cost, of which $567,000 was capitalized.

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years after 2006 remain open to examination for federal and state income tax purposes.

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $2,038,000 and $1,936,000, respectively, at December 31, 2010 and 2009, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine and table games, (ii) our portion of the net win from sports wagering and (iii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $18,306,000, $18,255,000 and $17,758,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Net earnings per common share—Basic and diluted net earnings per common share (“EPS”) are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.”  Nonvested share-based payment awards that include rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing EPS is applied for all periods presented.

Our restricted stock awards include the right to dividends with respect to nonvested shares. The nonvested shares of our restricted stock grants are considered participating securities and must be included in our computation of EPS. Accordingly, we have computed EPS to include the impact of outstanding nonvested shares of restricted stock in the calculation of basic EPS.

The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share amounts):

	2010	2009	2008
Net earnings per common share — basic:
Net earnings	$6,743	$11,277	$19,511
Net earnings allocated to nonvested restricted stock awards	144	203	230
Net earnings available to common stockholders	$6,599	$11,074	$19,281

Weighted-average shares outstanding	31,555	31,492	31,436

Net earnings per common share — basic	$0.21	$0.35	$0.61

	2010	2009	2008
Net earnings per common share — diluted:
Net earnings	$6,743	$11,277	$19,511
Net earnings allocated to nonvested restricted stock awards	144	203	230
Net earnings available to common stockholders	$6,599	$11,074	$19,281

Weighted-average shares outstanding	31,555	31,492	31,436
Dilutive stock options	—	—	91
Weighted-average shares and dilutive shares outstanding	31,555	31,492	31,527

Net earnings per common share — diluted	$0.21	$0.35	$0.61

For the years ended December 31, 2010, 2009 and 2008, options to purchase 438,000, 635,000 and 667,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards and stock options of $1,192,000, $952,000 and $998,000 as general and administrative expenses for the years ended December 31, 2010, 2009 and 2008, respectively.  We recorded income tax benefits of $248,000, $351,000 and $406,000 for the years ended December 31, 2010, 2009 and 2008, respectively, related to our restricted stock awards.

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

NOTE 4—Property and Equipment

Property and equipment consists of the following as of December 31:

	2010	2009
Land	$785,000	$785,000
Casino facility	77,002,000	75,131,000
Hotel facility	113,007,000	112,962,000
Harness racing facilities	10,849,000	10,966,000
General facilities	16,052,000	15,745,000
Furniture, fixtures and equipment	55,521,000	52,798,000
Construction in progress	239,000	100,000
	273,455,000	268,487,000
Less accumulated depreciation	(87,228,000)	(76,127,000)
	$186,227,000	$192,360,000

NOTE 5—Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2010	2009
Point loyalty program	$2,038,000	$1,936,000
Payroll and related items	2,563,000	1,844,000
Win due to Delaware State Lottery Office	3,693,000	2,861,000
Gaming license fees	2,044,000	736,000
Other	1,948,000	1,411,000
	$12,286,000	$8,788,000

NOTE 6—Credit Facility

At December 31, 2010, we had a $105,000,000 credit facility with a bank group.  The maximum borrowing limit under the facility reduces to $95,000,000 on April 1, 2011 and to $82,500,000 on April 1, 2012 and the agreement terminates on January 1, 2013.  Interest is based, at our option, upon LIBOR plus a margin that varies between 175 and 350 basis points (275 basis points at December 31, 2010) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate minus 100 basis points plus a margin that varies between 25 and 200 basis points (125 basis points at December 31, 2010) depending on the leverage ratio.  In either case, the minimum interest rate on borrowings under the agreement ranges from 275 to 400 basis points depending on the leverage ratio (325 basis points at December 31, 2010).  The base rate option is not available for the portion of indebtedness equal to the notional amount under our interest rate swap agreement.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2010, we were in compliance with all terms of the facility and there was $78,600,000 outstanding at a weighted average interest rate of 3.30%.  At December 31, 2010, $26,400,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2010 $15,225,000 could have been borrowed as of that date.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 175 and 350 basis points depending on our leverage ratio (275 basis points at December 31, 2010).  The minimum interest rate on borrowings under the agreement ranges from 275 to 400 basis points depending on the leverage ratio (325 basis points at December 31, 2010).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.

NOTE 7—Income Taxes

The current and deferred income tax provisions are as follows:

	Years ended December 31,
	2010	2009	2008
Current:
Federal	$3,825,000	$6,010,000	$10,845,000
State	1,011,000	1,612,000	2,981,000
	4,836,000	7,622,000	13,826,000
Deferred:
Federal	(133,000)	126,000	(227,000)
State	48,000	61,000	(89,000)
	(85,000)	187,000	(316,000)
Total income taxes	$4,751,000	$7,809,000	$13,510,000

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2010	2009	2008
Federal tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	5.7%	5.7%	5.7%
Other	0.6%	0.2%	0.2%
Effective income tax rate	41.3%	40.9%	40.9%

The components of deferred income tax assets and liabilities are as follows as of December 31:

	2010	2009
Deferred income tax assets:
Point loyalty program	$857,000	$787,000
Accrued expenses	1,742,000	1,931,000
Other	953,000	686,000
Total deferred income tax assets	3,552,000	3,404,000

Deferred income tax liabilities:
Depreciation — property and equipment	(6,427,000)	(6,361,000)
Total deferred income tax liabilities	(6,427,000)	(6,361,000)
Net deferred income tax liabilities	$(2,875,000)	$(2,957,000)

Amounts recognized in the consolidated balance sheet:
Current deferred income tax assets	$1,349,000	$1,209,000
Noncurrent deferred income tax liabilities	(4,224,000)	(4,166,000)
	$(2,875,000)	$(2,957,000)

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

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$12,308,000	$11,506,000
Service cost	1,295,000	1,408,000
Interest cost	773,000	683,000
Actuarial loss (gain)	484,000	(1,116,000)
Benefits paid	(153,000)	(173,000)
Benefit obligation at end of year	14,707,000	12,308,000

Change in plan assets:
Fair value of plan assets at beginning of year	7,408,000	5,407,000
Actual gain on plan assets	818,000	1,174,000
Employer contribution	1,685,000	1,000,000
Benefits paid	(153,000)	(173,000)
Fair value of plan assets at end of year	9,758,000	7,408,000

Unfunded status	$(4,949,000)	$(4,900,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31 are as follows:

	2010	2009
Net actuarial loss	$2,142,000	$1,806,000
Prior service cost	16,000	25,000
	$2,158,000	$1,831,000

The accumulated benefit obligation for all defined benefit pension plans was $12,731,000 and $10,082,000, respectively, as of December 31, 2010 and 2009.

The components of net periodic pension cost for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Service cost	$1,295,000	$1,408,000	$1,277,000
Interest cost	773,000	683,000	583,000
Expected return on plan assets	(697,000)	(501,000)	(601,000)
Recognized net actuarial loss	26,000	202,000	9,000
Recognized prior service cost	9,000	8,000	9,000
	$1,406,000	$1,800,000	$1,277,000

For the year ending December 31, 2011, we expect to recognize the following amounts as components of net periodic benefit cost which are included in accumulated comprehensive loss as of December 31, 2010:

Actuarial loss	$61,000
Prior service cost	8,000
$69,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2010, 2009 and 2008, and the actuarial value of the benefit obligation at December 31, 2010 and 2009 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2010	2009	2008	2010	2009
Weighted-average discount rate	6.50%	6.10%	6.50%	6.20%	6.50%
Weighted-average rate of compensation increase	5.00%	5.00%	5.00%	4.00%	5.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	n/a	n/a

For 2010, we assumed a long-term rate of return on plan assets of 8.50%.  In developing the 8.50% expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

Our investment goals are to achieve a combination of moderate growth of capital and income with moderate risk.  Acceptable investment vehicles will include mutual funds, exchange-traded funds (ETFs), limited partnerships, and individual securities. Our target allocations for plan assets are 60% equities and 40% fixed income. Of the equity portion, 50% will be invested in passively managed securities using ETFs and the other 50% will be invested in actively managed investment vehicles. We address diversification by investing in mutual funds and ETFs which hold large, mid and small capitalization U.S. stocks, international (non-U.S.) equity, REITS, and real assets (consisting of inflation-linked bonds, real estate and natural resources).  A sufficient percentage of investments will be readily marketable in order to be sold to fund benefit payment obligations as they become payable.

The fair values of our pension assets as of December 31, 2010 by asset category are as follows (refer to NOTE 10 — Financial Instruments for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds/ETFs:
Equity-large cap	$2,516,000	$2,516,000	$—	$—
Equity-small cap	358,000	358,000	—	—
Equity-international	1,289,000	1,289,000	—	—
Fixed income	4,124,000	4,124,000	—	—
Real estate	191,000	191,000	—	—
Money market	1,280,000	1,280,000	—	—
Total	$9,758,000	$9,758,000	$—	$—

The fair values of our pension assets as of December 31, 2009 by asset category are as follows (refer to NOTE 10 — Financial Instruments for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds/ETFs:
Equity-large cap	$1,224,000	$1,224,000	$—	$—
Equity-small cap	395,000	395,000	—	—
Equity-international	1,724,000	1,724,000	—	—
Fixed income	3,266,000	3,266,000	—	—
Real estate	416,000	416,000	—	—
Money market	307,000	307,000	—	—
Other	76,000	76,000	—	—
Total	$7,408,000	$7,408,000	$—	$—

We expect to contribute approximately $2,400,000 to our pension plans in 2011.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

2011	$306,000
2012	$408,000
2013	$484,000
2014	$560,000
2015	$676,000
2016-2020	$5,255,000

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees. Our matching contributions to the 401(k) plan were $179,000, $98,000 and $86,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 9—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2007	$1,474	$1,700	$63	$86,074	$(278)
Net earnings	—	—	—	19,511	—
Dividends paid, $.20 per share	—	—	—	(6,360)	—
Proceeds from stock options exercised	6	—	360	—	—
Issuance of nonvested stock awards, net of forfeitures	12	—	(12)	—	—
Stock-based compensation	—	—	998	—	—
Excess tax benefit on stock awards	—	—	25	—	—
Change in pension net actuarial loss and prior service cost, net of income tax benefit of $1,367	—	—	—	—	(1,995)
Unrealized loss on available-for-sale securities, net of income tax benefit of $12	—	—	—	—	(19)
Repurchase and retirement of common stock	(11)	—	(501)	(528)	—
Conversion of Class A common stock to common stock	40	(40)	—	—	—
Balance at December 31, 2008	1,521	1,660	933	98,697	(2,292)
Net earnings	—	—	—	11,277	—
Dividends paid, $.20 per share	—	—	—	(6,415)	—
Issuance of nonvested stock awards, net of forfeitures	27	—	(27)	—	—
Stock-based compensation	—	—	952	—	—
Tax shortfall from stock awards	—	—	(137)	—	—
Unrealized loss on interest rate swap, net of income tax benefit of $76	—	—	—	—	(110)
Change in pension net actuarial loss and prior service cost, net of income tax expense of $813	—	—	—	—	1,186
Unrealized gain on available-for-sale securities, net of income tax expense of $7	—	—	—	—	10
Reclassification adjustment for loss realized on available-for-sale securities, net of income tax benefit of $11	—	—	—	—	16
Repurchase and retirement of common stock	(2)	—	(57)	—	—
Balance at December 31, 2009	1,546	1,660	1,664	103,559	(1,190)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Net earnings	—	—	—	6,743	—
Dividends paid, $.12 per share	—	—	—	(3,870)	—
Issuance of nonvested stock awards, net of forfeitures	21	—	(21)	—	—
Stock-based compensation	—	—	1,192	—	—
Unrealized loss on interest rate swap, net of income tax benefit of $167	—	—	—	—	(245)
Change in pension net actuarial loss and prior service cost, net of income tax benefit of $133	—	—	—	—	(194)
Unrealized gain on available-for-sale securities, net of income tax expense of $2	—	—	—	—	3
Repurchase and retirement of common stock	(3)	—	(114)	—	—
Balance at December 31, 2010	$1,564	$1,660	$2,721	$106,432	$(1,626)

As of December 31, 2010 and 2009, accumulated other comprehensive loss consists of the following:

	2010	2009
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $877,000 and $744,000, respectively	$(1,281,000)	$(1,087,000)
Unrealized loss on interest rate swap, net of income tax benefit of $243,000 and $76,000, respectively	(355,000)	(110,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $8,000 and $6,000, respectively	10,000	7,000
Accumulated other comprehensive loss	$(1,626,000)	$(1,190,000)

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

On January 26, 2011, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.03 per share.  The dividend is payable on March 10, 2011 to stockholders of record at the close of business on February 10, 2011.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2010 or 2009.  During the year ended December 31, 2008, we purchased and retired 98,500 shares of our outstanding common stock pursuant to this plan at an average purchase price of $9.09 per share, not including nominal brokerage commissions.  At December 31, 2010, we had remaining repurchase authority of 1,653,333 shares.

During the years ended December 31, 2010, 2009 and 2008, we purchased and retired 30,697, 15,325 and 13,881 shares of our outstanding common stock for $117,000, $59,000 and $139,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

We have a stock incentive plan which provides for the grant of up to 2,250,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested stock awards.  Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  Once the options are exercised, our plan requires that the common stock be held for a minimum of one year.  The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  As of December 31, 2010, there were 735,827 shares available for granting options or stock awards.

Stock option activity for the year ended December 31, 2010 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	634,526	$7.02
Expired	(295,250)	$7.78
Outstanding at December 31, 2010	339,276	$6.35	.03	$—
Exercisable at December 31, 2010	339,276	$6.35	.03	$—

No stock options were granted during the three year period ending December 31, 2010.  No stock options were exercised during the years ended December 31, 2010 and 2009.  The total intrinsic value of stock options exercised during the year ended December 31, 2008 was $165,000 on the exercise date.

Nonvested stock option activity for the year ended December 31, 2010 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	209	$2.60
Vested	(209)	$2.60
Nonvested at December 31, 2010	—	$—

The total fair value of stock options vested during the years ended December 31, 2010, 2009 and 2008 was $1,000, $203,000 and $385,000, respectively.  No compensation expense was recognized for the year ended December 31, 2010.  We recorded, within general and administrative expenses, compensation expense of $4,000 and $214,000 related to stock options for the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2010, there was no unrecognized compensation cost related to nonvested stock options granted to employees under our stock incentive plan.

Nonvested restricted stock activity for the year ended December 31, 2010 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	568,700	$7.38
Granted	209,500	$3.78
Forfeited	(3,000)	$3.68
Vested	(92,900)	$10.11
Nonvested at December 31, 2010	682,300	$5.92

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter.  The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $940,000, $681,000 and $451,000, respectively.  The grant-date fair value of restricted stock awards granted during the years ended December 31, 2010, 2009 and 2008 was $3.78, $3.68 and $10.51, respectively.  We recorded, within general and administrative expenses, compensation expense of $1,192,000, $948,000 and $784,000 related to restricted stock awards for the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010, there was $2,334,000 of total deferred compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 3.5 years.

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2010 and 2009:

	Total	Level 1	Level 2	Level 3
2010:
Available-for-sale securities	$140,000	$140,000	$—	$—
Interest rate swap	(598,000)	—	(598,000)	—

2009:
Available-for-sale securities	$125,000	$125,000	$—	$—
Interest rate swap	(186,000)	—	(186,000)	—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.

At December 31, 2010 and 2009, there was $78,600,000 and $95,125,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 6 — Credit Facility and therefore we believe approximate fair value.  We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt.  As a result, as described in NOTE 6 — Credit Facility, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  At December 31, 2010 and 2009, the interest rate swap had a negative fair value of $598,000 and $186,000, respectively, which is recorded in other liabilities.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.  We recognized $245,000 and $110,000, net of income taxes, in unrealized losses on our interest rate swap during 2010 and 2009, respectively.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

NOTE 11—Related Party Transactions

During the years ended December 31, 2010, 2009 and 2008, we allocated costs of  $1,977,000, $1,983,000 and $2,104,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $222,000, $225,000 and $295,000, respectively, to us for the years ended December 31, 2010, 2009 and 2008.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2010, 2009 and 2008 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $928,000, $999,000 and $1,237,000, respectively.  Additionally, DVD invoiced us $353,000, $375,000 and $434,000, respectively, for our rental of a skybox suite, tickets and other services during DVD’s 2010, 2009 and 2008 NASCAR event weekends at Dover International Speedway.  As of December 31, 2010 and 2009, our consolidated balance sheets included a $18,000 and $5,000 receivable from DVD, respectively, for the aforementioned items.  We settled these items in January of 2011 and 2010, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

NOTE 13—Quarterly Results (unaudited)

	March 31	June 30	September 30(a)	December 31
Year Ended December 31, 2010
Revenues	$56,050,000	$58,458,000	$65,700,000	$57,941,000
Operating earnings	$3,876,000	$4,753,000	$4,499,000	$1,620,000
Net earnings	$1,673,000	$2,277,000	$2,292,000	$501,000
Net earnings per share-basic	$0.05	$0.07	$0.07	$0.02
Net earnings per share-diluted	$0.05	$0.07	$0.07	$0.02

Year Ended December 31, 2009
Revenues	$59,080,000	$58,530,000	$59,814,000	$55,375,000
Operating earnings	$7,906,000	$7,308,000	$2,632,000	$3,616,000
Net earnings	$4,293,000	$3,938,000	$1,231,000	$1,815,000
Net earnings per share-basic	$0.13	$0.12	$0.04	$0.06
Net earnings per share-diluted	$0.13	$0.12	$0.04	$0.06

(a)          During the third quarter of 2009, we recorded a non-cash impairment charge of $2,177,000 related to the impairment of long-lived assets.  See NOTE 3 — Impairment Charge.