Form 10-Q
period 2011-03-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2011-05-13
CIK 1162556

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	15,797,795 shares
Class A Common Stock -	16,603,173 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Gaming	$54,332	$51,696
Other operating	5,074	4,354
	59,406	56,050
Expenses:
Gaming	49,477	43,972
Other operating	3,873	3,452
General and administrative	1,779	1,727
Depreciation	3,144	3,023
	58,273	52,174

Operating earnings	1,133	3,876

Interest expense	811	683

Earnings before income taxes	322	3,193

Income taxes	360	1,520

Net (loss) earnings	(38)	1,673

Unrealized gain (loss) on interest rate swap, net of income taxes	59	(167)

Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income taxes	12	8

Unrealized gain on available-for-sale securities, net of income taxes	2	2

Comprehensive earnings	$35	$1,516

Net earnings per common share:
Basic	$—	$0.05
Diluted	$—	$0.05

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$15,478	$18,819
Accounts receivable	2,878	3,098
Due from State of Delaware	1,991	9,829
Inventories	2,169	1,989
Prepaid expenses and other	3,797	2,551
Receivable from Dover Motorsports, Inc.	27	18
Prepaid income taxes	—	617
Deferred income taxes	1,407	1,349
Total current assets	27,747	38,270

Property and equipment, net	183,496	186,227
Other assets	833	789
Total assets	$212,076	$225,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,604	$3,742
Purses due horsemen	2,265	9,829
Accrued liabilities	7,759	12,286
Income taxes payable	38	—
Deferred revenue	252	307
Total current liabilities	14,918	26,164

Revolving line of credit	77,150	78,600
Liability for pension benefits	5,207	4,949
Other liabilities	498	598
Deferred income taxes	4,161	4,224
Total liabilities	101,934	114,535

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,797,795 and 15,637,022, respectively	1,580	1,564
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 16,603,173 and 16,603,173, respectively	1,660	1,660
Additional paid-in capital	2,846	2,721
Retained earnings	105,609	106,432
Accumulated other comprehensive loss	(1,553)	(1,626)
Total stockholders’ equity	110,142	110,751
Total liabilities and stockholders’ equity	$212,076	$225,286

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net (loss) earnings	$(38)	$1,673
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation	3,144	3,023
Amortization of credit facility origination fees	19	16
Stock-based compensation	291	311
Deferred income taxes	(402)	(230)
Changes in assets and liabilities:
Accounts receivable	220	(1,081)
Due from State of Delaware	7,838	7,772
Inventories	(180)	(23)
Prepaid expenses and other	(1,232)	(288)
Receivable from Dover Motorsports, Inc.	(9)	(152)
Accounts payable	1,058	667
Purses due horsemen	(7,564)	(6,850)
Accrued liabilities	(4,527)	(2,147)
Income taxes payable/prepaid income taxes	762	1,750
Deferred revenue	(55)	(70)
Other liabilities	278	(165)
Net cash (used in) provided by operating activities	(397)	4,206

Investing activities:
Capital expenditures	(298)	(509)
Proceeds from the sale of available-for-sale securities	21	—
Purchase of available-for-sale securities	(95)	—
Net cash used in investing activities	(372)	(509)

Financing activities:
Borrowings from revolving line of credit	39,125	33,000
Repayments of revolving line of credit	(40,575)	(38,150)
Dividends paid	(972)	(968)
Repurchase of common stock	(150)	(101)
Net cash used in financing activities	(2,572)	(6,219)

Net decrease in cash	(3,341)	(2,522)
Cash, beginning of period	18,819	21,415
Cash, end of period	$15,478	$18,893

Supplemental information:
Interest paid	$851	$601
Change in accounts payable for capital expenditures	$115	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 4, 2011.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

NOTE 2 — Liquidity

As of March 31, 2011 we have $77,150,000 outstanding under our revolving credit facility which expires on January 1, 2013.  The continuing downturn in economic conditions, primarily those affecting disposable consumer income, high gas prices and the high gaming tax rates in Delaware are having an adverse effect on our earnings and we believe they will have an adverse affect on our projected earnings.  Based on our current projections, we believe it is reasonably likely that we will not be in compliance with the financial covenants in our revolving credit facility in the third quarter.  We have been working with a new bank group and expect to establish a new credit agreement with financial covenants at levels that we believe we will be able to maintain compliance with for at least the next twelve months.  The projected noncompliance with our revolving credit facility raises substantial doubt about our ability to continue as a going concern.  While we anticipate entering into a new credit facility on terms acceptable to us, there can be no assurance that an agreement will be executed and there can be no assurance that the financial covenant violations projected in the third quarter based upon the current financial covenants will not result in the acceleration of all of our outstanding debt under our current bank credit facility, which would have a material adverse effect on our liquidity and financial position.  If no new credit facility is entered into, we will attempt to obtain a waiver from our current bank group if a violation exists.

NOTE 3 - Business Operations

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

NOTE 4 - Summary of Significant Accounting Policies

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $90,256,000 and $87,228,000 as of March 31, 2011 and December 31, 2010, respectively.

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

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $2,098,000 and $2,038,000, respectively, at March 31, 2011 and December 31, 2010, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,988,000 and $4,009,000 for the three months ended March 31, 2011 and 2010, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Net (loss) earnings per common share—Basic and diluted net (loss) earnings per common share (“EPS”) are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.”  Nonvested share-based payment awards that include rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing EPS is applied for all periods presented.  The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net (loss) earnings per common share — basic:
Net (loss) earnings	$(38)	$1,673
Net earnings allocated to nonvested restricted stock awards	—	36
Net (loss) earnings available to common stockholders	$(38)	$1,637

Weighted-average shares outstanding	31,644	31,548

Net (loss) earnings per common share — basic	$—	$0.05

	Three Months Ended March 31,
	2011	2010
Net (loss) earnings per common share — diluted:
Net (loss) earnings	$(38)	$1,673
Net earnings allocated to nonvested restricted stock awards	—	36
Net (loss) earnings available to common stockholders	$(38)	$1,637

Weighted-average shares outstanding	31,644	31,548
Dilutive stock options	—	—
Weighted-average shares and dilutive shares outstanding	31,644	31,548

Net (loss) earnings per common share — diluted	$—	$0.05

For the three months ended March 31, 2011 and 2010, options to purchase 20,000 and 635,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards and stock options of $291,000 and $311,000 as general and administrative expenses for the three months ended March 31, 2011 and 2010, respectively.  We recorded income tax expense of $113,000 and $91,000 for the three months ended March 31, 2011 and 2010, respectively, related to our restricted stock awards.

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

Recent accounting pronouncements—In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-16 codified in FASB ASC Topic 924, “Accruals for Casino Jackpot Liabilities a consensus of the FASB Emerging Issues Task Force,” which addresses diversity in practice in the accounting for casino base jackpot liabilities.  ASU 2010-16 clarifies that an entity should not accrue jackpot liabilities before a jackpot is won if the entity can avoid paying that jackpot.  Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  The provisions of ASU 2010-16 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  We adopted the provisions of ASU 2010-16 effective January 1, 2011. Prior to adopting ASU 2010-16, we accrued jackpot liabilities before they were won.  Upon adopting ASU 2010-16, we changed our approach to only accrue jackpot liabilities when we have an obligation to pay the jackpot.  As a result of adopting ASU 2010-16, we recorded an adjustment of $187,000, net of income tax effect of $124,000, to the beginning balance of retained earnings at January 1, 2011.

NOTE 5 — Credit Facility

At March 31, 2011, we had a $105,000,000 credit facility with a bank group.  The maximum borrowing limit under the facility reduced to $95,000,000 on April 1, 2011 and reduces to $82,500,000 on April 1, 2012 and the agreement terminates on January 1, 2013.  Interest is based, at our option, upon LIBOR plus a margin that varies between 175 and 350 basis points (275 basis points at March 31, 2011) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate minus 100 basis points plus a margin that varies between 25 and 200 basis points (125 basis points at March 31, 2011) depending on the leverage ratio.  In either case, the minimum interest rate on borrowings under the agreement ranges from 275 to 400 basis points depending on the leverage ratio (325 basis points at March 31, 2011).  The base rate option is not available for the portion of indebtedness equal to the notional amount under our interest rate swap agreement.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2011, we were in compliance with all terms of the facility and there was $77,150,000 outstanding at a weighted average interest rate of 3.26%.  At March 31, 2011, $27,850,000 was available pursuant to the facility ($17,850,000 as of April 1, 2011); however, in order to maintain compliance with the required quarterly debt covenant calculations as of March 31, 2011 $1,451,000 could have been borrowed as of that date.  Based on current projections, our ability to maintain compliance with the financial covenants in our revolving credit facility will likely be impacted in the third quarter.  As discussed in NOTE 2 — Liquidity, we have been working with a new bank group and expect to establish a new credit agreement with financial covenants at levels that we believe we will be able to maintain compliance with for at least the next twelve months.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 175 and 350 basis points depending on our leverage ratio (275 basis points at March 31, 2011).  The minimum interest rate on borrowings under the agreement ranges from 275 to 400 basis points depending on the leverage ratio (325 basis points at March 31, 2011).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  At March 31, 2011, the interest rate on our interest rate swap was 4.74%.

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

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2011	2010
Service cost	$508,000	$338,000
Interest cost	227,000	199,000
Expected return on plan assets	(221,000)	(166,000)
Recognized net actuarial loss	18,000	11,000
Amortization of prior service cost	2,000	2,000
	$534,000	$384,000

We contributed $303,000 and $550,000 to our pension plans during the three months ended March 31, 2011 and 2010, respectively.  We expect to contribute approximately $2,400,000 to our pension plans in 2011.

NOTE 7 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$1,564	$1,660	$2,721	$106,432	$(1,626)
Cumulative effect of accounting change for adoption of ASU 2010-16 (see NOTE 4)	—	—	—	187	—
Balance at January 1, 2011	1,564	1,660	2,721	106,619	(1,626)
Net loss	—	—	—	(38)	—
Dividends paid, $0.03 per share	—	—	—	(972)	—
Issuance of nonvested stock awards, net of forfeitures	20	—	(20)	—	—
Stock-based compensation	—	—	291	—	—
Unrealized gain on interest rate swap, net of income tax expense of $41	—	—	—	—	59
Amortization of net actuarial loss and prior service cost included in net periodic pension benefit cost, net of income tax expense of $8	—	—	—	—	12
Unrealized gain on available-for-sale securities, net of income tax expense of $1	—	—	—	—	2
Repurchase and retirement of common stock	(4)	—	(146)	—	—
Balance at March 31, 2011	$1,580	$1,660	$2,846	$105,609	$(1,553)

As of March 31, 2011 and December 31, 2010, accumulated other comprehensive loss consists of the following:

	March 31, 2011	December 31, 2010
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $869,000 and $877,000, respectively	$(1,269,000)	$(1,281,000)
Unrealized loss on interest rate swap, net of income tax benefit of $202,000 and $243,000, respectively	(296,000)	(355,000)
Accumulated unrealized gain on available- for-sale securities, net of income tax expense of $9,000 and $8,000, respectively	12,000	10,000
Accumulated other comprehensive loss	$(1,553,000)	$(1,626,000)

On April 27, 2011, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.03 per share.  The dividend is payable on June 10, 2011 to stockholders of record at the close of business on May 10, 2011.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2011 or 2010.  At March 31, 2011, we had remaining repurchase authority of 1,653,333 shares.

During the three months ended March 31, 2011 and 2010, we purchased and retired 43,427 and 26,691 shares of our outstanding common stock for $150,000 and $101,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2011 and December 31, 2010:

	Total	Level 1	Level 2	Level 3
March 31, 2011
Available-for-sale securities	$220,000	$220,000	$—	$—
Interest rate swap	(498,000)	—	(498,000)	—

December 31, 2010
Available-for-sale securities	$140,000	$140,000	$—	$—
Interest rate swap	(598,000)	—	(598,000)	—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.

At March 31, 2011 and December 31, 2010, there was $77,150,000 and $78,600,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 5 — Credit Facility and therefore we believe approximate fair value.  We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt.  As a result, as described in NOTE 6 — Credit Facility, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  At March 31, 2011 and December 31, 2010, the interest rate swap had a negative fair value of $498,000 and $598,000, respectively, which is recorded in other liabilities.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.  We recognized $59,000 and ($167,000), net of income taxes, in unrealized gains (losses) on our interest rate swap during the three months ended March 31, 2011 and 2010, respectively.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

NOTE 9 - Related Party Transactions

During the three months ended March 31, 2011 and 2010, we allocated costs of $438,000 and $472,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $68,000 and $85,000, respectively, to us for the three months ended March 31, 2011 and 2010.  The allocations were based on an analysis of each company’s share of the costs.  Additionally, DVD invoiced us $96,000 and $93,000 in the three months ended March 31, 2011 and 2010, respectively, for our rental of a skybox suite, tickets and other services during DVD’s 2011 and 2010 NASCAR event weekends at Dover International Speedway.  As of March 31, 2011 and December 31, 2010, our consolidated balance sheets included a $27,000 and $18,000 receivable from DVD, respectively, for the aforementioned items.  We settled these items in April 2011 and January 2011, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Results of Operations

Gaming revenues represent (i) the net win from slot machine, table games and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items. The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of earnings.

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

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Gaming revenues increased by $2,636,000, or 5.1%, to $54,332,000 in the first quarter of 2011 as a result of the opening of our table game operations on June 25, 2010 with 40 tables including blackjack, poker, craps and roulette.  In July 2010, we added 12 poker tables which were expanded to 18 tables in September.  Partially offsetting this increase was lower win from slot machine play in our casino.  Our average number of slot machines was 2,647 in the first quarter of 2011 as compared to 2,971 in the first quarter of 2010.  The lower number of slot machines resulted from the removal of machines to make room for our table game operations.

Other operating revenues were $5,074,000 in the first quarter of 2011 as compared to $4,354,000 in the first quarter of 2010.  Food and beverage revenues increased $552,000 to $3,425,000 from $2,873,000 in the first quarter of 2010 due primarily to higher banquet sales, higher revenues in our buffet and increased beverage sales on the casino floor.  Additionally, higher ticket sales for our live concert and boxing events contributed to the increase.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,988,000 and $4,009,000 in the first quarter of 2011 and 2010, respectively.

Gaming expenses increased by $5,505,000, or 12.5%, primarily as a result of the opening of our table game operations and higher marketing costs.  Partially offsetting these increases were lower gaming taxes, vendor fees and harness horse racing purses due to the lower slot machine gaming revenues.

Other operating expenses increased by $421,000, or 12.2%, due to the higher other operating revenues.

General and administrative expenses remained consistent at $1,779,000 in the first quarter of 2011 as compared to $1,727,000 in the first quarter of 2010.

Depreciation expense increased slightly to $3,144,000 in the first quarter of 2011 as compared to $3,023,000 in the first quarter of 2010 primarily as a result of asset additions associated with our table game operations.

Interest expense increased by $128,000 due to a higher average interest rate on our amended credit facility.

Our effective income tax rate was 111.8% in the first quarter of 2011 as compared to 47.6% in the first quarter of 2010.  The increase was the result of the impact the non-deductible portion of the restricted stock awards that vested during the first quarter of 2011 had on our lower pre-tax earnings.  We expect our effective income tax rate to approximate 40% for the year ending December 31, 2011.

Liquidity and Capital Resources

Net cash used in operating activities was $397,000 for the three months ended March 31, 2011 compared to net cash provided by operating activities of $4,206,000 for the three months ended March 31, 2010.  The decrease was primarily due to new gaming license fees paid to the state on our table game operations and the lower earnings.

Net cash used in investing activities was $372,000 for the three months ended March 31, 2011 compared to $509,000 for the three months ended March 31, 2010 and was primarily related to capital improvements.  Capital expenditures for the first three months of 2011 related primarily to upgrading our computer systems and other facility improvements.  Capital expenditures for the first three months of 2010 related primarily to our table game operations.

Net cash used in financing activities was $2,572,000 for the three months ended March 31, 2011 compared to $6,219,000 for the three months ended March 31, 2010.  During the first three months of 2011, we repaid $1,450,000 of our credit facility compared to $5,150,000 during the first three months of 2010.  We paid $972,000 and $968,000 in cash dividends during the first three months of 2011 and 2010, respectively.  We repurchased and retired $150,000 of our outstanding common stock during the first three months of 2011 compared to $101,000 during the first three months of 2010.

On April 27, 2011, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.03 per share.  The dividend is payable on June 10, 2011 to shareholders of record at the close of business on May 10, 2011.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2011 or 2010.  At March 31, 2011, we had remaining repurchase authority of 1,653,333 shares.

Based on current business conditions, we expect to make capital expenditures of approximately $2,000,000 to $2,500,000 during the remainder of 2011.  Additionally, we contributed $303,000 to our pension plans through the first quarter of 2011.  We expect to contribute approximately $2,400,000 to our pension plans in 2011.

At March 31, 2011, we had a $105,000,000 credit facility with a bank group.  The maximum borrowing limit under the facility reduced to $95,000,000 on April 1, 2011 and reduces to $82,500,000 on April 1, 2012 and the agreement terminates on January 1, 2013.  Interest is based, at our option, upon LIBOR plus a margin that varies between 175 and 350 basis points (275 basis points at March 31, 2011) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) or the base rate minus 100 basis points plus a margin that varies between 25 and 200 basis points (125 basis points at March 31, 2011) depending on the leverage ratio.  In either case, the minimum interest rate on borrowings under the agreement ranges from 275 to 400 basis points depending on the leverage ratio (325 basis points at March 31, 2011).  The base rate option is not available for the portion of indebtedness equal to the notional amount under our interest rate swap agreement.  The credit facility has minimum net worth, interest coverage and maximum leverage requirements.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement also includes a material adverse change clause.  The facility is for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2011, we were in compliance with all terms of the facility and there was $77,150,000 outstanding at a weighted average interest rate of 3.26%.  At March 31, 2011, $27,850,000 was available pursuant to the facility ($17,850,000 as of April 1, 2011); however, in order to maintain compliance with the required quarterly debt covenant calculations as of March 31, 2011 $1,451,000 could have been borrowed as of that date.

Based on current projections, our ability to maintain compliance with the financial covenants in our revolving credit facility will likely be impacted in the third quarter.   As discussed in NOTE 2 — Liquidity of the consolidated financial statements included elsewhere in this document, we have been working with a new bank group and expect to establish a new credit agreement with financial covenants at levels that we believe we will be able to maintain compliance with for at least the next twelve months.  The projected noncompliance with our revolving credit facility raises substantial doubt about our ability to continue as a going concern.  While we anticipate entering into a new credit facility on terms acceptable to us, there can be no assurance that an agreement will be executed and there can be no assurance that the financial covenant violations projected in the third quarter based upon the current financial covenants will not result in the acceleration of all of our outstanding debt under our current bank credit facility, which would have a material adverse effect on our liquidity and financial position.  If no new credit facility is entered into, we will attempt to obtain a waiver from our current bank group if a violation exists.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 175 and 350 basis points depending on our leverage ratio (275 basis points at March 31, 2011).  The minimum interest rate on borrowings under the agreement ranges from 275 to 400 basis points depending on the leverage ratio (325 basis points at March 31, 2011).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  At March 31, 2011, the interest rate on our interest rate swap was 4.74%.

Contractual Obligations

At March 31, 2011, we had the following contractual obligations:

		Payments Due by Period
	Total	2011	2012 – 2013	2014 – 2015	Thereafter
Revolving line of credit(a)	$77,150,000	$—	$77,150,000	$—	$—
Estimated interest payments on revolving line of credit(b)	5,704,000	3,035,000	2,669,000	—	—
Pension contributions(c)	2,097,000	2,097,000	—	—	—
	$84,951,000	$5,132,000	$79,819,000	$—	$—

(a) Our current credit facility expires on January 1, 2013.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2011 and interest rates under the latest amendment to our credit agreement dated February 19, 2010.  For $35,000,000 of our outstanding borrowings, we used the fixed interest rate per the interest rate swap agreement through the termination date of the swap agreement.

(c) We expect to contribute approximately $2,400,000 to our pension plans for 2011, of which $303,000 was contributed in the first quarter of 2011.  For years subsequent to 2011, we are unable to estimate what our pension contributions will be.

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

Recent Accounting Pronouncements

See NOTE 4—Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this document for a description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations, financial condition and cash flows.

Factors That May Affect Operating Results; Forward-Looking Statements

This report and the documents incorporated by reference may contain forward-looking statements.  In Item 1A of this report, we disclose the important factors that could cause our actual results to differ from our expectations.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, collegiate and professional athletic events, television and movies, concerts and travel.  Many of our gaming competitors are in jurisdictions with a lower tax burden.  As gambling opportunities in the region continue to proliferate, there can be no assurance that we will maintain our state or regional market share or be able to compete effectively with our competitors and this could adversely affect our business, financial condition and overall profitability.  Approximately 69% of our Capital Club® member gaming win comes from out of state patrons.

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

We Have a Significant Amount of Indebtedness

As of March 31, 2011, we had total outstanding long-term debt of $77,150,000 under our credit facility.  This indebtedness and any future increases in our outstanding borrowings could:

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

In addition, our credit facility contains financial ratios that we are required to meet and other restrictive covenants that, among other things, limit or restrict our ability to borrow additional funds, make acquisitions, create liens on our properties and make investments.  Based on current projections, our ability to maintain compliance with the financial covenants in our revolving credit facility will likely be impacted in the third quarter.   As discussed in NOTE 2 — Liquidity of the consolidated financial statements included elsewhere in this document, we have been working with a new bank group and expect to establish a new credit agreement with financial covenants at levels that we believe we will be able to maintain compliance with for at least the next twelve months.  The projected noncompliance with our revolving credit facility raises substantial doubt about our ability to continue as a going concern.  While we anticipate entering into a new credit facility on terms acceptable to us, there can be no assurance that an agreement will be executed and there can be no assurance that the financial covenant violations projected in the third quarter based upon the current financial covenants will not result in the acceleration of all of our outstanding debt under our current bank credit facility, which would have a material adverse effect on our liquidity and financial position.  If no new credit facility is entered into, we will attempt to obtain a waiver from our current bank group if a violation exists.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No repurchases were made in the first quarter of 2011 and we had remaining purchase authority of 1,653,333 shares.

During the three months ended March 31, 2011, we purchased and retired 43,427 shares of our outstanding common stock for $150,000.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

The following table details our purchases of equity securities for the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 – January 31, 2011	43,427	$3.46	—	1,653,333
February 1, 2011 – February 28, 2011	—	—	—	1,653,333
March 1, 2011 – March 31, 2011	—	—	—	1,653,333
Total	43,427	$3.46	—	1,653,333

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

DATED:	May 13, 2011	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)