Form 10-Q
period 2011-06-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2011-08-05
CIK 1162556

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	15,797,795 shares
Class A Common Stock -	16,603,173 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Gaming	$53,129	$52,722	$107,461	$104,418
Other operating	5,686	5,736	10,760	10,090
	58,815	58,458	118,221	114,508
Expenses:
Gaming	47,229	44,829	96,706	88,801
Other operating	4,176	4,347	8,049	7,799
General and administrative	1,614	1,706	3,393	3,433
Depreciation	2,901	2,823	6,045	5,846
	55,920	53,705	114,193	105,879

Operating earnings	2,895	4,753	4,028	8,629

Loss on extinguishment of debt	45	—	45	—
Interest expense	790	876	1,601	1,559

Earnings before income taxes	2,060	3,877	2,382	7,070

Income taxes	822	1,600	1,182	3,120

Net earnings	1,238	2,277	1,200	3,950

Unrealized gain (loss) on interest rate swap, net of income taxes	54	(94)	113	(261)

Change in pension net actuarial loss and prior service cost, net of income taxes	1,215	8	1,227	16

Unrealized (loss) gain on available-for-sale securities, net of income taxes	—	(4)	2	(2)

Comprehensive earnings	$2,507	$2,187	$2,542	$3,703

Net earnings per common share:
Basic	$0.04	$0.07	$0.04	$0.12
Diluted	$0.04	$0.07	$0.04	$0.12

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$13,709	$18,819
Accounts receivable	1,691	3,098
Due from State of Delaware	4,800	9,829
Inventories	2,104	1,989
Prepaid expenses and other	5,170	2,551
Receivable from Dover Motorsports, Inc.	4	18
Prepaid income taxes	738	617
Deferred income taxes	1,416	1,349
Total current assets	29,632	38,270

Property and equipment, net	181,141	186,227
Other assets	974	789
Total assets	$211,747	$225,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,203	$3,742
Purses due horsemen	4,817	9,829
Accrued liabilities	7,287	12,286
Deferred revenue	307	307
Total current liabilities	15,614	26,164

Revolving line of credit	75,100	78,600
Liability for pension benefits	3,091	4,949
Other liabilities	408	598
Deferred income taxes	5,630	4,224
Total liabilities	99,843	114,535

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,797,795 and 15,637,022, respectively	1,580	1,564
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 16,603,173 and 16,603,173, respectively	1,660	1,660
Additional paid-in capital	3,073	2,721
Retained earnings	105,875	106,432
Accumulated other comprehensive loss	(284)	(1,626)
Total stockholders’ equity	111,904	110,751
Total liabilities and stockholders’ equity	$211,747	$225,286

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net earnings	$1,200	$3,950
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,045	5,846
Amortization of credit facility origination fees	44	34
Stock-based compensation	518	609
Deferred income taxes	188	(572)
Loss on extinguishment of debt	45	—
Changes in assets and liabilities:
Accounts receivable	1,407	(422)
Due from State of Delaware	5,029	5,335
Inventories	(115)	(36)
Prepaid expenses and other	(2,548)	79
Receivable from Dover Motorsports, Inc.	14	(3)
Prepaid income taxes/income taxes payable	(12)	369
Accounts payable	(228)	(361)
Purses due horsemen	(5,012)	(4,462)
Accrued liabilities	(4,999)	(1,479)
Deferred revenue	—	(85)
Other liabilities	209	68
Net cash provided by operating activities	1,785	8,870

Investing activities:
Capital expenditures	(959)	(2,198)
Proceeds from the sale of available-for-sale securities	21	41
Purchase of available-for-sale securities	(95)	(42)
Net cash used in investing activities	(1,033)	(2,199)

Financing activities:
Borrowings from revolving line of credit	154,577	49,985
Repayments of revolving line of credit	(158,077)	(60,085)
Dividends paid	(1,944)	(1,936)
Repurchase of common stock	(150)	(117)
Credit facility fees	(268)	—
Net cash used in financing activities	(5,862)	(12,153)

Net decrease in cash	(5,110)	(5,482)
Cash, beginning of period	18,819	21,415
Cash, end of period	$13,709	$15,933

Supplemental information:
Interest paid	$1,685	$1,414
Income taxes paid	$1,007	$3,324
Change in accounts payable for capital expenditures	$—	$1,746

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 4, 2011.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $92,824,000 and $87,228,000 as of June 30, 2011 and December 31, 2010, respectively.

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

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $2,139,000 and $2,038,000, respectively, at June 30, 2011 and December 31, 2010, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $5,128,000 and $10,116,000, and $4,269,000 and $8,278,000 for the three and six-month periods ended June 30, 2011 and 2010, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings per common share — basic:
Net earnings	$1,238	$2,277	$1,200	$3,950
Net earnings allocated to nonvested restricted stock awards	29	49	28	85
Net earnings available to common stockholders	$1,209	$2,228	$1,172	$3,865

Weighted-average shares outstanding	31,646	31,555	31,645	31,551

Net earnings per common share — basic	$0.04	$0.07	$0.04	$0.12

Net earnings per common share — diluted:
Net earnings	$1,238	$2,277	$1,200	$3,950
Net earnings allocated to nonvested restricted stock awards	29	49	28	85
Net earnings available to common stockholders	$1,209	$2,228	$1,172	$3,865

Weighted-average shares outstanding	31,646	31,555	31,645	31,551
Dilutive stock options	—	—	—	—
Weighted-average shares and dilutive shares outstanding	31,646	31,555	31,645	31,551

Net earnings per common share — diluted	$0.04	$0.07	$0.04	$0.12

For the three and six-month periods ended June 30, 2011 and 2010, options to purchase 13,000 and 17,000, and 440,000 and 537,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards and stock options of $227,000 and $518,000, and $298,000 and $609,000 as general and administrative expenses for the three and six-month periods ended June 30, 2011 and 2010, respectively.  We recorded income tax benefit (expense) of $92,000 and ($21,000), and $102,000 and $11,000 for the three and six-month periods ended June 30, 2011 and 2010, respectively, related to our restricted stock awards.

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

Recent accounting pronouncements—In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-16 codified in FASB ASC Topic 924, “Accruals for Casino Jackpot Liabilities a consensus of the FASB Emerging Issues Task Force,” which addresses diversity in practice in the accounting for casino base jackpot liabilities.  ASU 2010-16 clarifies that an entity should not accrue jackpot liabilities before a jackpot is won if the entity can avoid paying that jackpot.  Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot.  The provisions of ASU 2010-16 were effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  We adopted the provisions of ASU 2010-16 effective January 1, 2011. Prior to adopting ASU 2010-16, we accrued jackpot liabilities before they were won.  Upon adopting ASU 2010-16, we changed our approach to only accrue jackpot liabilities when we have an obligation to pay the jackpot.  As a result of adopting ASU 2010-16, we recorded an adjustment of $187,000, net of income tax effect of $124,000, to the beginning balance of retained earnings at January 1, 2011.

In June 2011, the FASB issued ASU 2011-5 codified in FASB ASC Topic 220, “Comprehensive Income,” which amended guidance relating to the presentation requirements of comprehensive income within an entity’s financial statements. Under ASU 2011-5, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or in two separate but consecutive statements. ASU 2011-5 eliminates the previously available option of presenting the components of other comprehensive income as part of the statement of changes in equity. In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The provisions of ASU 2011-5 are effective for fiscal years beginning after December 15, 2011 and will be applied retrospectively.

NOTE 4 — Credit Facility

On June 17, 2011, we entered into a $90,000,000 credit agreement with a new bank group.  The maximum borrowing limit under the facility reduces to $85,000,000 as of March 31, 2012, $80,000,000 as of March 31, 2013 and $75,000,000 as of March 31, 2014 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 225 basis points (225 basis points at June 30, 2011) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum interest coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization and minimum tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides that if we default under any other loan agreement, that would be a default under this facility.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2011, we were in compliance with all terms of the facility and there was $75,100,000 outstanding at a weighted average interest rate of 2.44%.  At June 30, 2011, $14,900,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of June 30, 2011 $7,325,000 could have been borrowed as of that date.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 150 and 225 basis points depending on our leverage ratio (225 basis points at June 30, 2011).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  At June 30, 2011, the interest rate on our interest rate swap was 3.99%.

NOTE 5 — Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan. All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  We also maintain a non-qualified, non-contributory defined benefit pension plan for certain employees.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.

On June 15, 2011, we decided to freeze participation and benefit accruals under our pension plans, primarily to reduce some of the volatility in earnings that can accompany the maintenance of a defined benefit plan.  The freeze was effective July 31, 2011.  Compensation earned by employees up to July 31, 2011 shall be used for purposes of calculating benefits under our pension plan but there will be no future benefit accruals after this date.  Participants as of July 31, 2011 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.  We have accounted for the freeze of our pension plans as of June 30, 2011, which resulted in a curtailment gain of $13,000, reduced our liability for pension benefits by $2,036,000 and increased comprehensive earnings by $1,208,000 net of income taxes.

The components of net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$381,000	$337,000	$889,000	$675,000
Interest cost	218,000	199,000	445,000	398,000
Expected return on plan assets	(198,000)	(166,000)	(419,000)	(332,000)
Curtailment gain	(13,000)	—	(13,000)	—
Recognized net actuarial loss	9,000	11,000	27,000	22,000
Amortization of prior service cost	2,000	3,000	4,000	5,000
	$399,000	$384,000	$933,000	$768,000

We contributed $496,000 and $799,000, and $150,000 and $700,000 to our pension plans during the three and six-month periods ended June 30, 2011 and 2010, respectively.  We expect to contribute approximately $2,400,000 to our pension plans in 2011.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$1,564	$1,660	$2,721	$106,432	$(1,626)
Cumulative effect of accounting change for adoption of ASU 2010-16 (see NOTE 3)	—	—	—	187	—
Balance at January 1, 2011	1,564	1,660	2,721	106,619	(1,626)
Net earnings	—	—	—	1,200	—
Dividends paid, $0.06 per share	—	—	—	(1,944)	—
Issuance of nonvested stock awards, net of forfeitures	20	—	(20)	—	—
Stock-based compensation	—	—	518	—	—
Unrealized gain on interest rate swap, net of income tax expense of $77	—	—	—	—	113
Change in net actuarial loss and prior service cost,, net of income tax expense of $840	—	—	—	—	1,227
Unrealized gain on available-for-sale securities, net of income tax expense of $1	—	—	—	—	2
Repurchase and retirement of common stock	(4)	—	(146)	—	—
Balance at June 30, 2011	$1,580	$1,660	$3,073	$105,875	$(284)

As of June 30, 2011 and December 31, 2010, accumulated other comprehensive loss consists of the following:

	June 30, 2011	December 31, 2010
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $37,000 and $877,000, respectively	$(54,000)	$(1,281,000)
Unrealized loss on interest rate swap, net of income tax benefit of $166,000 and $243,000, respectively	(242,000)	(355,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $9,000 and $8,000, respectively	12,000	10,000
Accumulated other comprehensive loss	$(284,000)	$(1,626,000)

On July 27, 2011, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.03 per share.  The dividend is payable on September 10, 2011 to stockholders of record at the close of business on August 10, 2011.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2011 or 2010.  At June 30, 2011, we had remaining repurchase authority of 1,653,333 shares.

During the six-month period ended June 30, 2011, we purchased and retired 43,427 shares of our outstanding common stock for $150,000.  No purchases were made during the three months ended June 30, 2011.  During the three and six-month periods ended June 30, 2010, we purchased and retired 4,006 and 30,697 shares of our outstanding common stock for $16,000 and $117,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of June 30, 2011 and December 31, 2010:

	Total	Level 1	Level 2	Level 3
June 30, 2011
Available-for-sale securities	$222,000	$222,000	$—	$—
Interest rate swap	(408,000)	—	(408,000)	—

December 31, 2010
Available-for-sale securities	$140,000	$140,000	$—	$—
Interest rate swap	(598,000)	—	(598,000)	—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.

At June 30, 2011 and December 31, 2010, there was $75,100,000 and $78,600,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.  We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt.  As a result, as described in NOTE 4 — Credit Facility, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  At June 30, 2011 and December 31, 2010, the interest rate swap had a negative fair value of $408,000 and $598,000, respectively, which is recorded in other liabilities.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.  We recognized $54,000 and $113,000, and $(94,000) and ($261,000), net of income taxes, in unrealized gains (losses) on our interest rate swap during the three and six-month periods ended June 30, 2011 and 2010, respectively.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

NOTE 8 - Related Party Transactions

During the three and six-month periods ended June 30, 2011 and 2010, we allocated costs of $559,000 and $997,000, and $504,000 and $976,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $133,000 and $201,000, and $40,000 and $125,000, respectively, to us for the three and six-month periods ended June 30, 2011 and 2010.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s May 2011 and 2010 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $416,000 and $470,000, respectively.  Additionally, DVD invoiced us $150,000 and $246,000, and $134,000 and $227,000 in the three and six-month periods ended June 30, 2011 and 2010, respectively, for our rental of a skybox suite, tickets and other services during DVD’s 2011 and 2010 NASCAR event weekends at Dover International Speedway.  As of June 30, 2011 and December 31, 2010, our consolidated balance sheets included a $4,000 and $18,000 receivable from DVD, respectively, for the aforementioned items.  We settled these items in July 2011 and January 2011, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Gaming revenues increased by $407,000, or 0.8%, to $53,129,000 in the second quarter of 2011 as a result of the opening of our table game operations on June 25, 2010 with 40 tables including blackjack, poker, craps and roulette.  In July 2010, we added 12 poker tables.  Partially offsetting this increase was lower win from slot machine play in our casino as a result of continuing challenging economic conditions and the related impact on consumer spending and increased competition.  Our average number of slot machines was 2,641 in the second quarter of 2011 as compared to 2,779 in the second quarter of 2010.  The lower number of slot machines resulted from the removal of machines to make room for our table game operations.

Other operating revenues were $5,686,000 in the second quarter of 2011 as compared to $5,736,000 in the second quarter of 2010.  Despite higher occupancy rates, rooms revenue decreased $110,000 to $1,130,000 in the second quarter of 2011 from $1,240,000 in the second quarter of 2010 primarily due to lower revenues from convention sales.  Food and beverage revenues remained consistent at $3,641,000 in the second quarter of 2011 compared to $3,670,000 in the second quarter of 2010.  Partially offsetting these decreases was higher revenue from promoting an additional boxing event during the second quarter of 2011 as compared to the second quarter of 2010.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $5,128,000 and $4,269,000 in the second quarter of 2011 and 2010, respectively.

Gaming expenses increased by $2,400,000, or 5.4%, primarily as a result of the opening of our table game operations and higher marketing costs.  Partially offsetting these increases were lower gaming taxes, vendor fees and harness horse racing purses due to the lower slot machine gaming revenues.

Other operating expenses decreased by $171,000, or 3.9%, due to the lower other operating revenues.

General and administrative expenses were $1,614,000 in the second quarter of 2011 as compared to $1,706,000 in the second quarter of 2010.  The decrease was primarily due to lower employee benefit costs during the quarter.

Depreciation expense increased slightly to $2,901,000 in the second quarter of 2011 as compared to $2,823,000 in the second quarter of 2010 primarily as a result of asset additions associated with our table game operations.

Interest expense decreased by $86,000 due to lower outstanding borrowings during the second quarter of 2011.

Our effective income tax rate was 39.9% in the second quarter of 2011 as compared to 41.3% in the second quarter of 2010.  The higher rate in 2010 was a result of the non-deductible portion of the restricted stock awards that vested during the second quarter of 2010.  No restricted stock awards vested during the second quarter of 2011.  We expect our effective income tax rate to approximate 42.8% for the year ending December 31, 2011.

Six Months Ended June 30, 2011 vs. Six Months Ended June 301, 2010

Gaming revenues increased by $3,043,000, or 2.9%, to $107,461,000 in the first six months of 2011 as a result of the opening of our table game operations on June 25, 2010 with 40 tables including blackjack, poker, craps and roulette.  In July 2010, we added 12 poker tables.  Partially offsetting this increase was lower win from slot machine play in our casino as a result of continuing challenging economic conditions and the related impact on consumer spending and increased competition.  Our average number of slot machines was 2,644 in the first six months of 2011 as compared to 2,875 in the first six months of 2010.  The lower number of slot machines resulted from the removal of machines to make room for our table game operations.

Other operating revenues were $10,760,000 in the first six months of 2011 as compared to $10,090,000 in the first six months of 2010.  Despite higher occupancy rates, rooms revenue decreased $96,000 from $1,926,000 in the first six months of 2010 to $1,830,000 in the first six months of 2011 primarily due to lower revenues from convention sales.  Food and beverage revenues increased $523,000 to $7,066,000 from $6,543,000 in the first six months of 2010 due primarily to higher revenues in our buffet and increased beverage sales on the casino floor.  Additionally, higher ticket sales for our live concert and boxing events contributed to the increase.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $10,116,000 and $8,278,000 in the first six months of 2011 and 2010, respectively.

Gaming expenses increased by $7,905,000, or 8.9%, primarily as a result of the opening of our table game operations and higher marketing costs.  Partially offsetting these increases were lower gaming taxes, vendor fees and harness horse racing purses due to the lower slot machine gaming revenues.

Other operating expenses increased by $250,000, or 3.2%, due to the higher other operating revenues.

General and administrative expenses remained consistent at $3,393,000 in the first six months of 2011 as compared to $3,433,000 in the first six months of 2010.

Depreciation expense increased slightly to $6,045,000 in the first six months of 2011 as compared to $5,846,000 in the first six months of 2010 primarily as a result of asset additions associated with our table game operations.

Interest expense increased by $42,000 due to a higher average interest rate on our old credit facility partially offset by lower outstanding borrowings during the first six months of 2011.

Our effective income tax rate was 49.6% in the first six months of 2011 as compared to 44.1% in the first six months of 2010.  The increase was the result of the impact the non-deductible portion of the restricted stock awards that vested during the first six months of 2011 had on our lower pre-tax earnings.  We expect our effective income tax rate to approximate 42.8% for the year ending December 31, 2011.

Liquidity and Capital Resources

Net cash provided by operating activities was $1,785,000 for the six months ended June 30, 2011 compared to $8,870,000 for the six months ended June 30, 2010.  The decrease was primarily due to the payment of new state gaming license fees on our table game operations in the first six months of 2011, which relate to the 12 months ended June 30, 2011 and the period July 1, 2011 to June 30, 2012, and the lower net earnings.

Net cash used in investing activities was $1,033,000 for the six months ended June 30, 2011 compared to $2,199,000 for the six months ended June 30, 2010 and was primarily related to capital improvements.  Capital expenditures for the first six months of 2011 related primarily to upgrading our computer systems and other facility improvements.  Capital expenditures for the first six months of 2010 related primarily to our table game operations.

Net cash used in financing activities was $5,862,000 for the six months ended June 30, 2011 compared to $12,153,000 for the six months ended June 30, 2010.  During the first six months of 2011, we repaid $3,500,000 of our credit facility compared to $10,100,000 during the first six months of 2010. We paid $1,944,000 and $1,936,000 in cash dividends during the first six months of 2011 and 2010, respectively.  We repurchased and retired $150,000 of our outstanding common stock during the first six months of 2011 compared to $117,000 during the first six months of 2010.  On June 17, 2011, we entered into a new credit agreement and paid $268,000 in closing costs.

On July 27, 2011, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.03 per share.  The dividend is payable on September 10, 2011 to shareholders of record at the close of business on August 10, 2011.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2011 or 2010.  At June 30, 2011, we had remaining repurchase authority of 1,653,333 shares.

Based on current business conditions, we expect to make capital expenditures of approximately $1,000,000 to $1,500,000 during the remainder of 2011.  Additionally, we contributed $799,000 to our pension plans through the first six months of 2011.  We expect to contribute approximately $2,400,000 to our pension plans in 2011.

On June 17, 2011, we entered into a $90,000,000 credit agreement with a new bank group.  The maximum borrowing limit under the facility reduces to $85,000,000 as of March 31, 2012, $80,000,000 as of March 31, 2013 and $75,000,000 as of March 31, 2014 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 225 basis points (225 basis points at June 30, 2011) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum interest coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization and minimum tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and provides that if we default under any other loan agreement, that would be a default under this facility.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2011, we were in compliance with all terms of the facility and there was $75,100,000 outstanding at a weighted average interest rate of 2.44%.  At June 30, 2011, $14,900,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of June 30, 2011 $7,325,000 could have been borrowed as of that date.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 150 and 225 basis points depending on our leverage ratio (225 basis points at June 30, 2011).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  At June 30, 2011, the interest rate on our interest rate swap was 3.99%.

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

Contractual Obligations

At June 30, 2011, we had the following contractual obligations:

		Payments Due by Period
	Total	2011	2012 – 2013	2014 – 2015	Thereafter
Revolving line of credit(a)	$75,100,000	$—	$—	$75,100,000	$—
Estimated interest payments on revolving line of credit(b)	5,842,000	1,187,000	3,817,000	838,000	—
Pension contributions(c)	1,601,000	1,601,000	—	—	—
	$82,543,000	$2,788,000	$3,817,000	$75,938,000	$—

(a) Our current credit facility expires on June 17, 2014.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of June 30, 2011 and interest rates under the new credit agreement dated June 17, 2011.  For $35,000,000 of our outstanding borrowings, we used the fixed interest rate per the interest rate swap agreement through the termination date of the swap agreement.

(c) We expect to contribute approximately $2,400,000 to our pension plans for 2011, of which $799,000 was contributed in the first six months of 2011.  Effective July 31, 2011, we froze our pension plans which will result in reduced contributions after 2011.

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

Accrued Pension Cost

On June 15, 2011, we decided to freeze participation and benefit accruals under our pension plans.  The freeze was effective July 31, 2011. The benefits provided by our defined-benefit pension plans are based on years of service and employee’s remuneration through July 31, 2011.  Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for the discount rate, assumed rate of compensation increase, and expected long-term rate of return on assets.  Changes in these estimates would impact the amounts that we record in our consolidated financial statements and our funding contributions to the plans.

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

Based on their evaluation as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, collegiate and professional athletic events, television and movies, concerts and travel.  Many of our gaming competitors are in jurisdictions with a lower tax burden.  As gambling opportunities in the region continue to proliferate, there can be no assurance that we will maintain our state or regional market share or be able to compete effectively with our competitors and this could adversely affect our business, financial condition and overall profitability.  Approximately 70% of our Capital Club® member gaming win comes from out of state patrons.

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

We Have a Significant Amount of Indebtedness

As of June 30, 2011, we had total outstanding long-term debt of $75,100,000 under our credit facility.  This indebtedness and any future increases in our outstanding borrowings could:

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No repurchases were made in the first six months of 2011 and we had remaining purchase authority of 1,653,333 shares.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Reserved

Item 5.         Other Information

None.

Item 6.         Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

*                                         The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	August 5, 2011	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)