Form 10-Q
period 2011-09-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2011-11-09
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	15,797,795 shares
Class A Common Stock -	16,603,173 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Gaming	$54,935	$59,934	$162,396	$164,352
Other operating	5,167	5,766	15,927	15,856
	60,102	65,700	178,323	180,208
Expenses:
Gaming	48,218	51,696	144,924	140,497
Other operating	3,676	4,490	11,725	12,289
General and administrative	1,461	1,912	4,854	5,345
Depreciation	2,823	3,103	8,868	8,949
	56,178	61,201	170,371	167,080

Operating earnings	3,924	4,499	7,952	13,128

Loss on extinguishment of debt	—	—	45	—
Interest expense	646	860	2,247	2,419

Earnings before income taxes	3,278	3,639	5,660	10,709

Income taxes	1,239	1,347	2,421	4,467

Net earnings	2,039	2,292	3,239	6,242

Unrealized gain (loss) on interest rate swap, net of income taxes	81	(62)	194	(323)

Change in pension net actuarial loss and prior service cost, net of income taxes	—	8	1,227	24

Unrealized (loss) gain on available-for-sale securities, net of income taxes	(14)	2	(12)	—

Comprehensive earnings	$2,106	$2,240	$4,648	$5,943

Net earnings per common share:
Basic	$0.06	$0.07	$0.10	$0.19
Diluted	$0.06	$0.07	$0.10	$0.19

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$16,026	$18,819
Accounts receivable	1,984	3,098
Due from State of Delaware	10,252	9,829
Inventories	2,204	1,989
Prepaid expenses and other	4,512	2,551
Receivable from Dover Motorsports, Inc.	4	18
Prepaid income taxes	511	617
Deferred income taxes	1,321	1,349
Total current assets	36,814	38,270

Property and equipment, net	178,797	186,227
Other assets	904	789
Total assets	$216,515	$225,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,514	$3,742
Purses due horsemen	10,260	9,829
Accrued liabilities	8,310	12,286
Deferred revenue	265	307
Total current liabilities	23,349	26,164

Revolving line of credit	71,515	78,600
Liability for pension benefits	2,470	4,949
Other liabilities	271	598
Deferred income taxes	5,645	4,224
Total liabilities	103,250	114,535

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,797,795 and 15,637,022, respectively	1,580	1,564
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 16,603,173 and 16,603,173, respectively	1,660	1,660
Additional paid-in capital	3,300	2,721
Retained earnings	106,942	106,432
Accumulated other comprehensive loss	(217)	(1,626)
Total stockholders’ equity	113,265	110,751
Total liabilities and stockholders’ equity	$216,515	$225,286

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net earnings	$3,239	$6,242
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,868	8,949
Amortization of credit facility origination fees	67	53
Stock-based compensation	745	901
Deferred income taxes	320	(385)
Loss on extinguishment of debt	45	—
Changes in assets and liabilities:
Accounts receivable	1,114	712
Due from State of Delaware	(423)	(698)
Inventories	(215)	(334)
Prepaid expenses and other	(1,865)	(881)
Receivable from Dover Motorsports, Inc.	14	(35)
Prepaid income taxes/income taxes payable	146	(172)
Accounts payable	1,083	560
Purses due horsemen	431	1,565
Accrued liabilities	(3,976)	187
Deferred revenue	(42)	(46)
Other liabilities	(412)	(499)
Net cash provided by operating activities	9,139	16,119

Investing activities:
Capital expenditures	(1,438)	(4,556)
Proceeds from the sale of available-for-sale securities	127	46
Purchase of available-for-sale securities	(202)	(48)
Net cash used in investing activities	(1,513)	(4,558)

Financing activities:
Borrowings from revolving line of credit	168,943	90,585
Repayments of revolving line of credit	(176,028)	(103,610)
Dividends paid	(2,916)	(2,903)
Repurchase of common stock	(150)	(117)
Credit facility fees	(268)	—
Net cash used in financing activities	(10,419)	(16,045)

Net decrease in cash	(2,793)	(4,484)
Cash, beginning of period	18,819	21,415
Cash, end of period	$16,026	$16,931

Supplemental information:
Interest paid	$2,246	$2,295
Income taxes paid	$1,955	$5,024
Change in accounts payable for capital expenditures	$—	$292

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 4, 2011.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $95,637,000 and $87,228,000 as of September 30, 2011 and December 31, 2010, respectively.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years after 2007 remain open to examination for federal income tax purposes.  Tax years after 2006 remain open to examination for state income tax purposes.

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense. In determining the amount of the liability, which was $2,117,000 and $2,038,000, respectively, at September 30, 2011 and December 31, 2010, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $5,207,000 and $15,323,000, and $5,161,000 and $13,439,000 for the three and nine-month periods ended September 30, 2011 and 2010, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings per common share — basic:
Net earnings	$2,039	$2,292	$3,239	$6,242
Net earnings allocated to nonvested restricted stock awards	48	48	76	133
Net earnings available to common stockholders	$1,991	$2,244	$3,163	$6,109

Weighted-average shares outstanding	31,646	31,558	31,645	31,554

Net earnings per common share — basic	$0.06	$0.07	$0.10	$0.19

Net earnings per common share — diluted:
Net earnings	$2,039	$2,292	$3,239	$6,242
Net earnings allocated to nonvested restricted stock awards	48	48	76	133
Net earnings available to common stockholders	$1,991	$2,244	$3,163	$6,109

Weighted-average shares outstanding	31,646	31,558	31,645	31,554
Dilutive stock options	—	—	—	—
Weighted-average shares and dilutive shares outstanding	31,646	31,558	31,645	31,554

Net earnings per common share — diluted	$0.06	$0.07	$0.10	$0.19

For the three and nine-month periods ended September 30, 2011 and 2010, options to purchase 1,000 and 12,000, and 339,000 and 471,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards and stock options of $227,000 and $745,000, and $292,000 and $901,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2011 and 2010, respectively.  We recorded income tax benefits of $92,000 and $71,000, and $118,000 and $129,000 for the three and nine-month periods ended September 30, 2011 and 2010, respectively, related to our restricted stock awards.

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

NOTE 4 — Credit Facility

At September 30, 2011, we had a $90,000,000 credit agreement with a bank group.  The maximum borrowing limit under the facility reduces to $85,000,000 as of March 31, 2012, $80,000,000 as of March 31, 2013 and $75,000,000 as of March 31, 2014 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 225 basis points (225 basis points at September 30, 2011) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum interest coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization and minimum tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2011, we were in compliance with all terms of the facility and there was $71,515,000 outstanding at a weighted average interest rate of 2.48%.  At September 30, 2011, $18,485,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of September 30, 2011 $7,694,000 could have been borrowed as of that date.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 150 and 225 basis points depending on our leverage ratio (225 basis points at September 30, 2011).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  At September 30, 2011, the interest rate on our interest rate swap was 3.99%.

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

The components of net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$75,000	$338,000	$964,000	$1,013,000
Interest cost	210,000	198,000	655,000	596,000
Expected return on plan assets	(230,000)	(167,000)	(649,000)	(499,000)
Curtailment gain	—	—	(13,000)	—
Recognized net actuarial loss	—	12,000	27,000	34,000
Amortization of prior service cost	—	2,000	4,000	7,000
	$55,000	$383,000	$988,000	$1,151,000

We contributed $676,000 and $1,475,000, and $950,000 and $1,650,000 to our pension plans during the three and nine-month periods ended September 30, 2011 and 2010, respectively.  We expect to contribute approximately $2,000,000 to our pension plans in 2011.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$1,564	$1,660	$2,721	$106,432	$(1,626)
Cumulative effect of accounting change for adoption of ASU 2010-16 (see NOTE 3)	—	—	—	187	—
Balance at January 1, 2011	1,564	1,660	2,721	106,619	(1,626)
Net earnings	—	—	—	3,239	—
Dividends paid, $0.09 per share	—	—	—	(2,916)	—
Issuance of nonvested stock awards, net of forfeitures	20	—	(20)	—	—
Stock-based compensation	—	—	745	—	—
Unrealized gain on interest rate swap, net of income tax expense of $133	—	—	—	—	194
Change in net actuarial loss and prior service cost, net of income tax expense of $840	—	—	—	—	1,227
Unrealized loss on available-for-sale securities, net of income tax benefit of $8	—	—	—	—	(12)
Repurchase and retirement of common stock	(4)	—	(146)	—	—
Balance at September 30, 2011	$1,580	$1,660	$3,300	$106,942	$(217)

As of September 30, 2011 and December 31, 2010, accumulated other comprehensive loss consists of the following:

	September 30, 2011	December 31, 2010
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $37,000 and $877,000, respectively	$(54,000)	$(1,281,000)
Unrealized loss on interest rate swap, net of income tax benefit of $110,000 and $243,000, respectively	(161,000)	(355,000)
Accumulated unrealized (loss) benefit on available-for-sale securities, net of income tax (benefit) expense of ($0) and $8,000, respectively	(2,000)	10,000
Accumulated other comprehensive loss	$(217,000)	$(1,626,000)

On October 26, 2011, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.03 per share.  The dividend is payable on December 10, 2011 to stockholders of record at the close of business on November 10, 2011.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2011 or 2010.  At September 30, 2011, we had remaining repurchase authority of 1,653,333 shares.

During the nine-month periods ended September 30, 2011 and 2010, we purchased and retired 43,427 and  30,697 shares of our outstanding common stock for $150,000 and $117,000, respectively.  No purchases were made during the three months ended September 30, 2011 or 2010.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization. Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of September 30, 2011 and December 31, 2010:

	Total	Level 1	Level 2	Level 3
September 30, 2011
Available-for-sale securities	$200,000	$200,000	$—	$—
Interest rate swap	(271,000)	—	(271,000)	—

December 31, 2010
Available-for-sale securities	$140,000	$140,000	$—	$—
Interest rate swap	(598,000)	—	(598,000)	—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.

At September 30, 2011 and December 31, 2010, there was $71,515,000 and $78,600,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.  We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt.  As a result, as described in NOTE 4 — Credit Facility, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  At September 30, 2011 and December 31, 2010, the interest rate swap had a negative fair value of $271,000 and $598,000, respectively, which is recorded in other liabilities.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.  We recognized $81,000 and $194,000, and ($62,000) and ($323,000), net of income taxes, in unrealized gains (losses) on our interest rate swap during the three and nine-month periods ended September 30, 2011 and 2010, respectively.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

NOTE 8 - Related Party Transactions

During the three and nine-month periods ended September 30, 2011 and 2010, we allocated costs of $476,000 and $1,473,000, and $494,000 and $1,470,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $66,000 and $267,000, and $44,000 and $169,000, respectively, to us for the three and nine-month periods ended September 30, 2011 and 2010.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2011 and 2010 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $0 and $416,000, and $458,000 and $928,000 during the three and nine-month periods ended September 30, 2011 and 2010, respectively.  Additionally, DVD invoiced us $0 and $246,000, and $126,000 and $353,000 in the three and nine-month periods ended September 30, 2011 and 2010, respectively, for our rental of a skybox suite, tickets and other services during DVD’s 2011 and 2010 NASCAR event weekends at Dover International Speedway.  There were no billings by either company for the fall NASCAR event weekend in the third quarter of 2011 because the NASCAR Sprint Cup Series event and the NASCAR Nationwide Series event usually held in the third quarter were held in the fourth quarter of 2011.  As of September 30, 2011 and December 31, 2010, our consolidated balance sheets included a $4,000 and $18,000 receivable from DVD, respectively, for the aforementioned items.  We settled these items in October 2011 and January 2011, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Patrick J. Bagley, Kenneth K. Chalmers, Denis McGlynn, Jeffrey W. Rollins, John W. Rollins, Jr., R. Randall Rollins, Richard K. Struthers and Henry B. Tippie are all Directors of ours and DVD. Denis McGlynn is the President and Chief Executive Officer of both companies, Klaus M. Belohoubek is the Senior Vice President — General Counsel and Secretary of both companies and Timothy R. Horne is the Senior Vice President — Finance and Chief Financial Officer of both companies.  Mr. Tippie controls in excess of fifty percent of the voting power of DVD.

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

Approximately 90% of our revenue is derived from gaming win.  Several factors contribute to the win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the market,

•                  The quantity and types of slot machines and table games available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels,

•                  Marketing programs, and

•                  General economic conditions.

We believe that we hold a strong position in each of these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware. We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive. According to the 2010 United States Census, approximately 36.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, currently only the three existing horse racing facilities in the State are allowed to have a gaming license.  Our property is similar to properties found in the country’s largest gaming markets.  Our luxury hotel is the only casino-hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our slot marketing system to allow for more efficient marketing programs and the highest levels of customer service.  Our facility offers the most conference space of any hotel in Delaware.

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

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Gaming revenues decreased by $4,999,000, or 8.3%, to $54,935,000 in the third quarter of 2011 as a result of lower win from slot machine play in our casino.  Continuing challenging economic conditions and the related impact on consumer spending and increased competition all contributed to the lower win.  Additionally, Hurricane Irene forced the closure of our facility for almost an entire weekend in August contributing to the decline.  Partially offsetting this decrease was an increase in revenue from our table game operations.  Our average number of slot machines was 2,601 in the third quarter of 2011 as compared to 2,774 in the third quarter of 2010.

Other operating revenues were $5,167,000 in the third quarter of 2011 as compared to $5,766,000 in the third quarter of 2010.  Food and beverage revenues decreased to $3,065,000 in the third quarter of 2011 from $3,718,000 in the third quarter of 2010 primarily due to a decrease in catering revenue and to a lesser extent lower revenues in our buffet.  These decreases were the result of a change in the race schedule at Dover International Speedway since we provide catering services for their events.  Rooms revenue increased slightly to $1,227,000 in the third quarter of 2011 compared to $1,140,000 in the third quarter of 2010.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $5,207,000 and $5,161,000 in the third quarter of 2011 and 2010, respectively.

Gaming expenses decreased by $3,478,000, or 6.7%, primarily as a result of lower gaming taxes, vendor fees and harness horse racing purses due to the lower slot machine gaming revenues.

Other operating expenses decreased by $814,000, or 18.1%, due to the lower other operating revenues.

General and administrative expenses were $1,461,000 in the third quarter of 2011 as compared to $1,912,000 in the third quarter of 2010.  The decrease was primarily due to lower employee benefit costs during the third quarter of 2011 and the expensing of costs relating to our terminated merger agreement with Dover Motorsports, Inc. (a company related through common ownership) during the third quarter of 2010.

Depreciation expense decreased to $2,823,000 in the third quarter of 2011 as compared to $3,103,000 in the third quarter of 2010 primarily as a result of certain assets becoming fully depreciated.

Interest expense decreased by $214,000 due to lower outstanding borrowings and lower interest rates during the third quarter of 2011.

Our effective income tax rate was 37.8% in the third quarter of 2011 as compared to 37.0% in the third quarter of 2010.  We expect our effective income tax rate to approximate 42.2% for the year ending December 31, 2011 which includes the impact of the non-deductible portion of the restricted stock awards that vested in the first quarter of 2011.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Gaming revenues decreased by $1,956,000, or 1.2%, to $162,396,000 in the first nine months of 2011 as a result of lower win from slot machine play in our casino.  Continuing challenging economic conditions and the related impact on consumer spending and increased competition all contributed to the lower win.  Additionally, Hurricane Irene forced the closure of our facility for almost an entire weekend in August contributing to the decline.  Partially offsetting this decrease was an increase in revenue from our table game operations.  Our table game operations began on June 25, 2010 with 40 tables including blackjack, poker, craps and roulette.  In July 2010, we added 12 poker tables.  Our average number of slot machines was 2,632 in the first nine months of 2011 as compared to 2,841 in the first nine months of 2010.  The lower number of slot machines resulted from the removal of machines to make room for our table game operations.

Other operating revenues were $15,927,000 in the first nine months of 2011 as compared to $15,856,000 in the first nine months of 2010.  Rooms revenue remained consistent at $3,057,000 in the first nine months of 2011 compared to $3,066,000 in the first nine months of 2010.  Food and beverage revenues decreased $130,000 to $10,131,000 from $10,261,000 in the first nine months of 2010 due primarily to a decrease in catering revenue.  This decrease was a result of the change in the race schedule at Dover International Speedway.  Partially offsetting the decrease were higher revenues in our buffet and increased beverage sales on the casino floor.  Additionally, higher ticket sales for our live concert and boxing events contributed to the slight increase.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $15,323,000 and $13,439,000 in the first nine months of 2011 and 2010, respectively.

Gaming expenses increased by $4,427,000, or 3.2%, primarily as a result of the opening of our table game operations and higher marketing costs.  Partially offsetting these increases were lower gaming taxes, vendor fees and harness horse racing purses due to the lower slot machine gaming revenues.

Other operating expenses decreased by $564,000, or 4.6%, due to more expenses being allocated to the gaming operations through interdepartmental charges since a higher percentage of gross revenues represent promotional items provided to gaming customers on a complimentary basis.

General and administrative expenses were $4,854,000 in the first nine months of 2011 as compared to $5,345,000 in the first nine months of 2010.  The decrease was primarily due to lower employee benefit costs during the first nine months of 2011 and the expensing of costs related to our terminated merger agreement with Dover Motorsports, Inc during the first nine months of 2010.

Depreciation expense decreased slightly to $8,868,000 in the first nine months of 2011 as compared to $8,949,000 in the first nine months of 2010 primarily as a result of certain assets becoming fully depreciated partially offset by asset additions associated with our table game operations.

Interest expense decreased by $172,000 due to lower outstanding borrowings during the first nine months of 2011 and lower interest rates during the third quarter of 2011.

Our effective income tax rate was 42.8% in the first nine months of 2011 as compared to 41.7% in the first nine months of 2010.  The increase was the result of the impact the non-deductible portion of the restricted stock awards that vested during the first nine months of 2011 had on our lower pre-tax earnings.  We expect our effective income tax rate to approximate 42.2% for the year ending December 31, 2011.

Liquidity and Capital Resources

Net cash provided by operating activities was $9,139,000 for the nine months ended September 30, 2011 compared to $16,119,000 for the nine months ended September 30, 2010.  The decrease was primarily due to the payment of new state gaming license fees on our table game operations in the first nine months of 2011, which relate to the 12 months ended June 30, 2011 and the 12 months ended June 30, 2012, and the lower net earnings.

Net cash used in investing activities was $1,513,000 for the nine months ended September 30, 2011 compared to $4,558,000 for the nine months ended September 30, 2010 and was primarily related to capital improvements.  Capital expenditures for the first nine months of 2011 related primarily to upgrading our computer systems and other facility improvements.  Capital expenditures for the first nine months of 2010 related primarily to our table game operations.

Net cash used in financing activities was $10,419,000 for the nine months ended September 30, 2011 compared to $16,045,000 for the nine months ended September 30, 2010.  During the first nine months of 2011, we repaid $7,085,000 of our credit facility compared to $13,025,000 during the first nine months of 2010. We paid $2,916,000 and $2,903,000 in cash dividends during the first nine months of 2011 and 2010, respectively.  We repurchased and retired $150,000 of our outstanding common stock during the first nine months of 2011 compared to $117,000 during the first nine months of 2010.  On June 17, 2011, we entered into a new credit agreement and paid $268,000 in closing costs.

On October 26, 2011, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.03 per share.  The dividend is payable on December 10, 2011 to shareholders of record at the close of business on November 10, 2011.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2011 or 2010.  At September 30, 2011, we had remaining repurchase authority of 1,653,333 shares.

Based on current business conditions, we expect to make capital expenditures of approximately $750,000 during the remainder of 2011.  Additionally, we contributed $1,475,000 to our pension plans through the first nine months of 2011.  We expect to contribute approximately $2,000,000 to our pension plans in 2011.

At September 30, 2011, we had a $90,000,000 credit agreement with a bank group.  The maximum borrowing limit under the facility reduces to $85,000,000 as of March 31, 2012, $80,000,000 as of March 31, 2013 and $75,000,000 as of March 31, 2014 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 225 basis points (225 basis points at September 30, 2011) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum interest coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization and minimum tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2011, we were in compliance with all terms of the facility and there was $71,515,000 outstanding at a weighted average interest rate of 2.48%.  At September 30, 2011, $18,485,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of September 30, 2011 $7,694,000 could have been borrowed as of that date.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 150 and 225 basis points depending on our leverage ratio (225 basis points at September 30, 2011).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  At September 30, 2011, the interest rate on our interest rate swap was 3.99%.

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

Contractual Obligations

At September 30, 2011, we had the following contractual obligations:

		Payments Due by Period
	Total	2011	2012 – 2013	2014 – 2015	Thereafter
Revolving line of credit(a)	$71,515,000	$—	$—	$71,515,000	$—
Estimated interest payments on revolving line of credit(b)	5,107,000	577,000	3,714,000	816,000	—
Pension contributions(c)	525,000	525,000	—	—	—
	$77,147,000	$1,102,000	$3,714,000	$72,331,000	$—

(a) Our current credit facility expires on June 17, 2014.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2011 and interest rates under the new credit agreement dated June 17, 2011.  For $35,000,000 of our outstanding borrowings, we used the fixed interest rate per the interest rate swap agreement through the termination date of the swap agreement.

(c) We expect to contribute approximately $2,000,000 to our pension plans for 2011, of which $1,475,000 was contributed in the first nine months of 2011.  Effective July 31, 2011, we froze our pension plans which will result in reduced contributions after 2011.

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

Based on their evaluation as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks, off-track betting parlors, state run lotteries, casinos and other gaming facilities.  In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, collegiate and professional athletic events, television and movies, concerts and travel.  Many of our gaming competitors are in jurisdictions with a lower tax burden.  As gambling opportunities in the region continue to proliferate, there can be no assurance that we will maintain our state or regional market share or be able to compete effectively with our competitors and this could adversely affect our business, financial condition and overall profitability.  Approximately 71% of our Capital Club® member gaming win comes from out of state patrons.

The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  Delaware is surrounded by jurisdictions which permit slot machines, such as Pennsylvania, New Jersey, Maryland and West Virginia, and all of these jurisdictions — with the exception of Maryland — also permit table games.  Additional venues are expected in Maryland and management has estimated that approximately 40% of our total gaming win comes from Maryland patrons.  Some of these patrons may prefer the convenience of facilities closer to home.

The projected June 2012 opening of a large casino at Anne Arundel Mills in Maryland is expected to have a significant adverse affect on our visitation numbers, our employee headcount, our revenues and our profitability.

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

We Have a Significant Amount of Indebtedness

As of September 30, 2011, we had total outstanding long-term debt of $71,515,000 under our credit facility.  This indebtedness and any future increases in our outstanding borrowings could:

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No repurchases were made in the first nine months of 2011 and we had remaining purchase authority of 1,653,333 shares.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                         Reserved

Item 5.                         Other Information

None.

Item 6.                         Exhibits

10.1	Amendment No. 3 to the Letter of Intent dated October 14, 2008 between Dover Downs Gaming Management Corp. and UG Entertainment, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

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

DATED:	November 9, 2011	Dover Downs Gaming & Entertainment, Inc.
Registrant

		/s/	Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

		/s/	Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)