Form 10-K
period 2011-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2012-03-09
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $48,170,960 as of June 30, 2011 (the last day of our most recently completed second quarter).

As of February 24, 2012, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	15,895,348 shares
Class A Common Stock -	16,603,173 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 25, 2012 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

Item 1.            Business

We are a premier gaming and entertainment resort destination whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, the Crown Royal poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets;

•                  Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with a full-service spa/salon, conference, banquet, ballroom and concert hall facilities; and

•                  Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

All of our operations are located at our entertainment complex in Dover, the capital of the State of Delaware.

During the third quarter of 2009, we opened our Race & Sports Book operation and Frankie’s Italian restaurant.  The Race & Sports Book features parlay sports wagering on National Football League (“NFL”) games and pari-mutuel wagering on live and simulcast horse races.  In January 2010, the Delaware legislature authorized table games at the facilities of the State’s three video lottery agents.  On June 25, 2010, we opened our table game operations with 40 tables including blackjack, craps and roulette tables.  The Crown Royal poker room opened on July 14, 2010 with 12 poker tables.

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

Dover Downs Gaming & Entertainment, Inc. was incorporated in the State in December of 2001 as a wholly owned subsidiary of DVD.  Effective March 31, 2002, DVD completed a tax-free spin-off of its gaming operations by contributing 100% of the issued and outstanding common stock of Dover Downs, Inc. to Dover Downs Gaming & Entertainment, Inc., and subsequently distributing 100% of our issued and outstanding common stock to DVD stockholders.  Immediately following the spin-off, Dover Downs Gaming & Entertainment, Inc. became an independent publicly traded company.

Dover Downs, Inc. is authorized to conduct video lottery, sports wagering and table game operations as one of three “Licensed Agents” under the Delaware State Lottery Code.  Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement.

Our license from the Delaware Harness Racing Commission to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis. In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Harness Racing Commission for the past 43 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

Dover Downs Casino

Our casino opened in December 1995 with approximately 500 slot machines.  Due to its popularity, the casino has expanded six times since its opening and the number of machines has increased to 2,539 at December 31, 2011.  The most recent expansion, which was completed in September of 2008, added approximately 68,000 square-feet of space bringing our casino complex to 165,000 square-feet.  We are open for business 24 hours per day, seven days per week.  Our facilities are open every day of the year, except Christmas and Easter, and we estimate that the facility was visited by approximately 2.6 million patrons in 2011.

Our slot machines range from our popular penny machines to $100 machines in the Premium Slots area and include most popular games found in the country’s major gaming jurisdictions.

In January 2010, the Delaware legislature authorized table games at the facilities of the State’s three video lottery agents.  On June 25, 2010, we opened our table game operations with 40 tables including blackjack, craps and roulette tables.  The Crown Royal poker room opened on July 14, 2010 with 12 poker tables.

During the third quarter of 2009, we opened our Race & Sports Book operation featuring parlay sports wagering on NFL games and pari-mutuel wagering on live and simulcast horse races.

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

We use sophisticated database marketing to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club®, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs.  Membership in this club currently stands at approximately 180,000 active patrons.

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

Dover Downs Hotel

Our luxury hotel facility, the Dover Downs Hotel and Conference Center, is the largest hotel in the State of Delaware and connects to our casino.  The facility includes 500 rooms, including eleven luxury spa suites, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and a luxurious 6,000 square-foot full-service spa.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, spa facilities, trade shows and conferences, we believe we are able to attract new patrons and lengthen the stay of current patrons.  In 2011, hotel occupancy averaged 90% and the hotel was awarded the AAA Four Diamond Award for the ninth consecutive year.

Dover Downs Raceway

Dover Downs Raceway has presented pari-mutuel harness racing events for 43 consecutive years.  Live harness races are conducted at Dover Downs Raceway from November until April and are simulcast to more than 300 tracks and other off-track betting locations across North America on each of our more than 120 live race dates.  During our harness racing season, we have historically used the 5/8-mile harness racing track that is located on DVD’s property and is on the inside of its one-mile motorsports superspeedway.  In order to continue this historic use, DVD granted a perpetual easement to the harness track to us at the time of the spin-off.  This perpetual easement allows us to have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The easement requires that we maintain the harness track but does not require the payment of any rent.  Additional amenities include the Winners Circle® Restaurant overlooking the horse racing track.

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

Harness Racing and Pari-Mutuel Wagering

Licensing Requirements.  Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission.  We hold a license from the Commission by which we are authorized to hold harness race meetings on our premises and to make, conduct and sell pools by the use of pari-mutuel machines or totalizators.  The license must be renewed on an annual basis.  The Commission may reject an application for a license for any cause which it deems sufficient and the action of the Commission is final.  The Commission may also suspend or revoke a license which it has issued and its action in that respect is final, subject to review, upon questions of law only, by the Superior Court of the County within which the license was granted.  The action of the Commission stands unless and until reversed by the Court.  We have received an annual license from the Commission for the past 43 consecutive years and management believes that our relationship with the Commission remains good.  However, there can be no assurances that we will continue to be licensed by the Commission in the future.

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

Gaming Taxes and Fees

We believe that the prospect of significant additional tax revenue is one of the primary reasons why jurisdictions have legalized gaming.  As a result, gaming operators are typically subject to significant taxes and fees in addition to normal federal and state corporate income taxes.  These taxes and fees are subject to increase at any time.  We pay substantial taxes and fees with respect to our operations and the State’s share of our gaming win has been increased several times over the past few years.  As some of these fees are fixed license fees payable without regard to the level of business we conduct, they may have a material adverse effect on our future financial results if we have a decline in revenues.  In addition, any material increase in taxes or fees, or the adoption of additional taxes or fees, may have a material adverse effect on our future financial results.

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

Competition

The gaming industry in the United States is intensely competitive and features many participants, including riverboat casinos, dockside casinos, land-based casinos and racinos, slot and poker machines, whether or not located in casinos, native American gaming, pari-mutuel wagering on live and simulcast horse racing, off-track betting, state run lotteries, internet gambling and other forms of gambling.  Gaming competition is particularly intense in each of these sectors.

We compete in local and regional markets with horse tracks and racinos, off-track betting parlors, state run lotteries, casinos, internet gambling and other forms of gaming.  In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, collegiate and professional athletic events, television and movies, concerts and travel.  Most of our gaming competitors are in jurisdictions with a lower tax burden.  As gambling opportunities in the region continue to proliferate, there can be no assurance that we will maintain our state or regional market share or be able to compete effectively with our competitors and this could adversely affect our business, financial condition and overall profitability.

All states in our geographic region have state-run lotteries.  Recent developments in federal law suggest that state run lotteries are no longer prohibited by federal law from offering lottery products or other gaming opportunities over the internet or through mobile applications if permitted by state law.  Legislation has been proposed in Congress to regulate various forms of internet gaming at the federal level and a number of states and other jurisdictions (Nevada, Washington D.C., Illinois, Iowa, New York, New Jersey and Delaware among others) are pursuing or exploring the legalization of internet gaming in various forms — from state run lotteries to privately run casino games, including online poker.

The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, the proliferation of internet gaming or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations. Delaware is surrounded by jurisdictions which permit slot machines, such as Pennsylvania, New Jersey, Maryland and West Virginia, and all of these jurisdictions — with the exception of Maryland — also permit table games.

Additional gaming venues are expected to open in 2012 in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills in Maryland projected to open in June 2012 — are expected to have a significant adverse effect on our visitation numbers, our employee headcount, our revenues and our profitability. Management has estimated that approximately 42% of our total gaming win comes from Maryland patrons and approximately 70% of our Capital Club® member gaming win comes from out of state patrons.

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

Mission and Strategy

We offer a unique gaming and entertainment experience and make available to our patrons a number of different options: slot machine gaming, table game wagering, sports wagering, live harness horse racing, luxury hotel accommodations, fine dining, full service spa, national recording and entertainment acts, night club, retail shopping, live boxing, trade shows and conferences, and simulcasting of thoroughbred and harness horse races from across North America.  Our mission is simple: to provide all of our customers a premier gaming and entertainment experience with a focus on unparalleled customer service.  We foster customer loyalty by following this mission, focus on our most valuable customers, expand and improve the quality of our gaming positions, enhance our gaming products with additional entertainment offerings and create an exciting gaming environment while focusing on areas that we believe will increase our revenue and profitability.

We use a sophisticated database marketing program to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club, a players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs.  Membership in this club currently stands at approximately 180,000 active patrons.  We attempt to increase attendance at both our casino and hotel through effective promotional use of our database and by making improvements to our facilities and gaming offerings based on what we learn from our Capital Club members.  For example, we continually add the most popular machines, have added live table games, as well as multi-player electronic table games and other amenities requested by our customers.

Our luxury hotel facility, the Dover Downs Hotel, connects to our casino.  It is one of only three hotels in Delaware to receive the AAA Four Diamond Award and the only casino hotel in the State.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, spa amenities, trade shows and conferences, we believe we are able to attract new patrons and lengthen the stay of current patrons.

We entered into a letter of intent on October 14, 2008 (amended as of September 16, 2011) with UG Entertainment LLC (“UGE”) to provide management services for the operation of a video lottery facility at Underground Atlanta or elsewhere in Atlanta.  Such video lottery operations are not presently authorized and would require regulatory action by the Georgia Lottery and likely the support of the Georgia legislature.  The letter of intent between us and UGE provides for a five year management agreement and affords us two renewal options for two years each subject to the attainment of certain financial criteria by the new facility.  The letter of intent contemplates that the parties will negotiate and enter into an acceptable management agreement with terms and conditions comparable to management agreements of a similar nature.  Our compensation would consist of a management fee based on gross revenues and an incentive fee based on net earnings before taxes.  The letter of intent also contemplates that we will have the right to purchase up to 10% of the equity of UGE.   We intend to pursue similar management opportunities in other jurisdictions.

Seasonality

Our quarterly operating results are affected by weather and the general economic conditions in the United States.  Our quarterly operating results are generally distributed evenly throughout the year.  However, the results for any quarter are not necessarily indicative of results to be expected in any future period.

Employees

As of December 31, 2011, we had 987 full-time employees and 359 part-time employees.  We engage temporary personnel to assist during our live harness racing season.  None of our employees are party to a collective bargaining agreement and we believe that our relationship with our employees is good.

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks and racinos, off-track betting parlors, state run lotteries, casinos, internet gambling and other forms of gaming.  In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, collegiate and professional athletic events, television and movies, concerts and travel.  Most of our gaming competitors are in jurisdictions with a lower tax burden.  As gambling opportunities in the region continue to proliferate, there can be no assurance that we will maintain our state or regional market share or be able to compete effectively with our competitors and this could adversely affect our business, financial condition and overall profitability.

All states in our geographic region have state-run lotteries.  Recent developments in federal law suggest that state run lotteries are no longer prohibited by federal law from offering lottery products or other gaming opportunities over the internet or through mobile applications if permitted by state law.  Legislation has been proposed in Congress to regulate various forms of internet gaming at the federal level and a number of states and other jurisdictions (Nevada, Washington D.C., Illinois, Iowa, New York, New Jersey and Delaware among others) are pursuing or exploring the legalization of internet gaming in various forms — from state run lotteries to privately run casino games, including online poker.

The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, the proliferation of internet gaming or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations. Delaware is surrounded by jurisdictions which permit slot machines, such as Pennsylvania, New Jersey, Maryland and West Virginia, and all of these jurisdictions — with the exception of Maryland — also permit table games.

Additional gaming venues are expected to open in 2012 in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills in Maryland projected to open in June 2012 — are expected to have a significant adverse effect on our visitation numbers, our employee headcount, our revenues and our profitability. Management has estimated that approximately 42% of our total gaming win comes from Maryland patrons and approximately 70% of our Capital Club® member gaming win comes from out of state patrons.

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

We believe that the prospect of significant additional tax revenue is one of the primary reasons why jurisdictions have legalized gaming.  As a result, gaming operators are typically subject to significant taxes and fees in addition to normal federal and state corporate income taxes.  These taxes and fees are subject to increase at any time.  We pay substantial taxes and fees with respect to our operations and the State’s share of our gaming win has been increased several times over the past few years.  As some of these fees are fixed license fees payable without regard to the level of business we conduct, they may have a material adverse effect on our future financial results if we have a decline in revenues.  In addition, any material increase in taxes or fees, or the adoption of additional taxes or fees, may have a material adverse effect on our future financial results.

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

We Have a Significant Amount of Indebtedness

As of December 31, 2011, we had total outstanding long-term debt of $69,000,000 under our credit facility.  This indebtedness and any future increases in our outstanding borrowings or decreases in our operating profits could:

•                  make it more difficult for us to satisfy our debt obligations;

•                  increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•                  increase our costs or create difficulties in refinancing or replacing our outstanding obligations;

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

In addition, our credit facility contains financial ratios that we are required to meet and other restrictive covenants that, among other things, limit or restrict our ability to borrow additional funds, make acquisitions, create liens on our properties and make investments.  Our ability to meet these financial ratios and covenants can be affected by events beyond our control, and there can be no assurance that we will meet them.  If there were an event of default under our credit facility, the lenders could elect to declare all amounts outstanding to be immediately due and payable.

If the new casino at Arundel Mills in Maryland projected to open in June 2012 has a larger adverse impact on our operations than anticipated, our ability to comply with our debt covenants over the next twelve months could be impacted.

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

Our Success Depends on the Availability and Performance of Key Personnel

Our continued success depends upon the availability and performance of our senior management team which possesses unique and extensive industry knowledge and experience.  Our inability to retain and attract key employees in the future could have a negative effect on our operations and business plans.

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

Item 1B.                          Unresolved Staff Comments

We have not received any written comments that were issued within 180 days before December 31, 2011, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.                                   Properties

We own our principal executive office located in Dover, Delaware; Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, the Crown Royal poker room, and our Race & Sports Book operation; the Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with conference, banquet, ballroom and concert hall facilities; and have a perpetual easement to Dover Downs Raceway — a harness racing track.  Our casino offers pari-mutuel wagering on live racing from this raceway and simulcast horse races.  The casino facility includes the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets, all of which are located at our entertainment complex situated on approximately 69 acres of land owned by us.

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

Intellectual Property

We have various registered and common law trademark rights, including, but not limited to, “Dover Downs Gaming & Entertainment,” “Dover Downs,” “Dover Downs Hotel & Casino,” “Capital Club,” “Capital Gold,” “Capital Platinum,” “Capital Elite,” “Delaware Poker Championship,” “Come Play!,” “Sweet Perks,” “Gazebo Bar,” “Winners Circle,” “Michele’s,” “Michele’s at Dover Downs,” “Dover Downs is Cooking” and “Rollins Center.”  We also have limited rights to use the names and logos of other businesses in connection with promoting our facilities and special events at those facilities.  Due to the value of our intellectual property rights for promotional purposes, it is our intention to vigorously protect these rights, through litigation, if necessary.

Item 3.                                   Legal Proceedings

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.                                   Mine Safety Disclosures

Not applicable.

Executive Officers Of The Registrant

See Part III, Item 10 of this Annual Report on Form 10-K for information about our executive officers.

Part II

Item 5.                                   Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “DDE.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 24, 2012, there were 15,895,348 shares of common stock and 16,603,173 shares of Class A common stock outstanding.  There were 841 holders of record for common stock and 22 holders of record for Class A common stock.

The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2011 and 2010 are detailed in the following table.

Quarter Ended:	High	Low	Dividends Declared
December 31, 2011	$2.50	$2.01	$0.03
September 30, 2011	$3.47	$2.15	$0.03
June 30, 2011	$3.69	$3.14	$0.03
March 31, 2011	$4.00	$3.37	$0.03

December 31, 2010	$3.60	$3.33	$0.03
September 30, 2010	$3.59	$2.80	$0.03
June 30, 2010	$4.46	$2.73	$0.03
March 31, 2010	$4.06	$3.41	$0.03

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No repurchases were made in the fourth quarter of 2011 and we had remaining purchase authority of 1,653,333 shares.

Item 6.                                   Selected Financial Data

Not applicable.

Item 7.                                   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion is based upon and should be read together with the consolidated financial statements and notes thereto included elsewhere in this document.

Dover Downs Gaming & Entertainment, Inc. is a premier gaming and entertainment resort destination whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, the Crown Royal poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets;

•                  Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with a full-service spa/salon, conference, banquet, ballroom and concert hall facilities; and

•                  Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

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

Year Ended December 31, 2011 vs. Year Ended December 31, 2010

Gaming revenues increased slightly to $217,415,000 in 2011 from $217,267,000 in 2010 as a result of higher revenue from having a full year of table game operations.  Our table game operations began on June 25, 2010 with 40 tables including blackjack, poker, craps and roulette.  In July 2010, we added 12 poker tables.  Largely offsetting this increase was lower win from slot machine play in our casino.  Continuing challenging economic conditions and the related impact on consumer spending and increased competition contributed to the lower slot win.  Additionally, Hurricane Irene forced the closure of our facility for almost an entire weekend in August contributing to the decline.  Our average number of slot machines was 2,612 in 2011 as compared to 2,824 in 2010.  The lower number of slot machines resulted from the removal of machines to make room for our table game operations.

Other operating revenues were $22,527,000 in 2011 as compared to $20,882,000 in 2010.  Rooms revenue increased $393,000 in 2011 mainly due to an increase in convention and tour and travel sales and cash sales from our casino customers.  Food and beverage revenues increased $909,000 to $14,583,000 from $13,674,000 in 2010 due primarily to higher banquet sales, increased beverage sales in many of our outlets and higher revenues in our Race & Sports book and Michele’s fine dining restaurant.  Additionally, we opened a new temporary outlet during Dover International Speedway’s (a company related through common ownership) two race event weekends that provided a new source of food & beverage revenues.  Higher ticket sales for our live concert and boxing events and the promotion of two additional events in 2011 also contributed to the increase.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $20,375,000 and $18,306,000 in 2011 and 2010, respectively.

Gaming expenses increased by $5,099,000, or 2.7%, primarily as a result of having a full year of our table game operations and higher marketing costs.  Partially offsetting these increases were the lower gaming taxes, vendor fees and harness horse racing purses that result from lower slot machine gaming revenues.

Other operating expenses increased by $383,000, or 2.4%, due to the higher revenues. This increase was partially offset by efforts to control costs in our rooms and food and beverage departments.

General and administrative expenses were $6,288,000 in 2011 as compared to $6,922,000 in 2010.  The decrease was primarily due to lower employee benefit costs during 2011, primarily from freezing our pension plan, and the expensing of costs related to our terminated merger agreement with Dover Motorsports, Inc during 2010.

Depreciation expense decreased to $11,665,000 in 2011 as compared to $12,059,000 in 2010 primarily as a result of certain assets becoming fully depreciated partially offset by depreciation related to asset additions associated with our table game operations.

Interest expense decreased by $382,000 due to lower outstanding borrowings during 2011 and lower interest rates during the second half of 2011 as a result of entering into a new credit facility during the year.

Our effective income tax rate remained consistent at 41.6% in 2011 as compared to 41.3% in 2010.

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Gaming revenues increased by $3,412,000, or 1.6%, to $217,267,000 in 2010 as a result of beginning table game operations on June 25, 2010 with 40 tables including blackjack, poker, craps and roulette.  In July 2010, we opened 12 poker tables.  Partially offsetting the increase in table gaming revenues was a decrease in slot machine play in our casino which was significantly impacted by record snow fall in the region during the first quarter and continuing challenging economic conditions and the related impact on consumer spending.  Our average number of slot machines was 2,824 in 2010 as compared to 3,036 in 2009.  The lower number of slot machines resulted from the removal of machines to make room for our new table game operations.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $15,651,000 in 2011 compared to $23,494,000 in 2010.  The decrease was primarily due to the payment of two years of new state gaming license fees on our table game operations in 2011, which related to the 12 months ended June 30, 2011 and the 12 months ended June 30, 2012, and the lower net earnings.

Net cash used in investing activities was $1,930,000 in 2011 compared to $5,578,000 in 2010 and was primarily related to capital improvements.  Capital expenditures in 2011 related primarily to upgrading our computer systems, replacing our casino carpet and other facility improvements.  Capital expenditures in 2010 related primarily to our table game operations.

Net cash used in financing activities was $13,906,000 in 2011 compared to $20,512,000 in 2010.  During 2011, we repaid $9,600,000 of our credit facility compared to $16,525,000 during 2010.  We paid $3,888,000 and $3,870,000 in cash dividends during 2011 and 2010, respectively.  We repurchased and retired $150,000 of our outstanding common stock during 2011 compared to $117,000 during 2010.  On June 17, 2011, we entered into a new credit agreement and paid $268,000 in closing costs.

On January 25, 2012, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.03 per share.  The dividend is payable on March 10, 2012 to shareholders of record at the close of business on February 10, 2012.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2011 or 2010.  At December 31, 2011, we had remaining repurchase authority of 1,653,333 shares.

Based on current business conditions, we expect to make capital expenditures of approximately $2,000,000 during 2012.  Additionally, we expect to contribute approximately $1,000,000 to our pension plans in 2012.

At December 31, 2011, we had a $90,000,000 credit agreement with a bank group.  The maximum borrowing limit under the facility reduces to $85,000,000 as of March 31, 2012, $80,000,000 as of March 31, 2013 and $75,000,000 as of March 31, 2014 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 225 basis points (225 basis points at December 31, 2011) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum interest coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization and minimum tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2011, we were in compliance with all terms of the facility and there was $69,000,000 outstanding at a weighted average interest rate of 2.54%.  At December 31, 2011, $21,000,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2011 $5,139,000 could have been borrowed as of that date.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 150 and 225 basis points depending on our leverage ratio (225 basis points at December 31, 2011).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  At December 31, 2011, the interest rate on our interest rate swap was 3.99%.

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

The introduction or expansion of gaming in and around our market area could have a material adverse effect on our cash flows and results of operations.  See Part I, Item 1 — Business included elsewhere in this document for further discussion of casinos scheduled to open in 2012 that could adversely impact our operations.

Contractual Obligations

At December 31, 2011, we had the following contractual obligations:

		Payments Due by Period
	Total	2012	2013 — 2014	2015 — 2016	Thereafter
Revolving line of credit(a)	$69,000,000	$—	$69,000,000	$—	$—
Estimated interest payments on revolving line of credit(b)	4,465,000	1,904,000	2,561,000	—	—
Pension contributions(c)	1,000,000	1,000,000	—	—	—
	$74,465,000	$2,904,000	$71,561,000	$—	$—

(a) Our current credit facility expires on June 17, 2014.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2011 and interest rates under the new credit agreement dated June 17, 2011.  For $35,000,000 of our outstanding borrowings, we used the fixed interest rate per the interest rate swap agreement through the termination date of the swap agreement.

(c) Effective July 31, 2011, we froze our pension plans which will result in reduced contributions after 2011.

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

Accrued Pension Cost

On June 15, 2011, we decided to freeze participation and benefit accruals under our pension plans.  The freeze was effective July 31, 2011.  The benefits provided by our defined-benefit pension plans are based on years of service and employee’s remuneration through July 31, 2011.  Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for the discount rate and expected long-term rate of return on assets.  Changes in these estimates would impact the amounts that we record in our consolidated financial statements and our funding contributions to the plans.

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

Item 8.                                   Financial Statements And Supplementary Data

Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm included in this report are shown on the Index to Consolidated Financial Statements on page 28.

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

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.  KPMG LLP independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  KPMG LLP has issued their report which is included herein.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited Dover Downs Gaming & Entertainment, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(c)).  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dover Downs Gaming & Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 9, 2012 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania

March 9, 2012

Item 9B.                        Other Information

None.

Part III

Item 10.                          Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2012.

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

Executive Officers of the Registrant.  As of December 31, 2011, our executive officers were:

Name	Position	Age	Term of Office

Denis McGlynn	President and
	Chief Executive Officer	65	11/79 to date

Edward J. Sutor	Executive Vice President
	and Chief Operating Officer	61	3/99 to date

Timothy R. Horne	Sr. Vice President-Finance, Treasurer
	and Chief Financial Officer	45	11/96 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel
	and Secretary	52	7/99 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board since our spin-off from DVD in 2002.  Mr. Tippie also serves as Chairman of the Board to DVD as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 32 years.  Mr. McGlynn also serves as President and Chief Executive Officer to DVD.

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

Item 11.                          Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2012.

Item 12.                          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2012.

Equity Compensation Plan Information

We have a stock incentive plan which provides for the grant of up to 2,250,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Refer to NOTE 9 — Stockholders’ Equity to our consolidated financial statements included elsewhere in this document for further discussion.  Securities authorized for issuance under equity compensation plans at December 31, 2011 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	948,787

Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	948,787

Item 13.                          Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2012.

Item 14.                          Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2012.

Part IV

Item 15.                          Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements — See accompanying Index to Consolidated Financial Statements on page 28.

	(2)	Financial Statement Schedules — None.

	(3)	Exhibits:

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

4.2

Rights Agreement dated as of January 1, 2012 between Dover Downs Gaming & Entertainment, Inc. and Mellon Investor Services, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Form 8-A filed on December 30, 2011).

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

10.6

Credit Agreement between Dover Downs Gaming and Entertainment, Inc. and RBS Citizens, N.A., as agent, dated as of June 17, 2011 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on June 23, 2011).

10.7

Amended and Restated Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Denis McGlynn dated February 13, 2006 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on February 17, 2006).

10.8

Amended and Restated Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Edward J. Sutor dated February 13, 2006 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on February 17, 2006).

10.9

Amended and Restated Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Timothy R. Horne dated February 13, 2006 (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed on February 17, 2006).

10.10

Amended and Restated Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Klaus M. Belohoubek dated February 13, 2006 (incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed on February 17, 2006).

10.11

Amendment to certain agreements between Dover Downs Gaming & Entertainment, Inc. and selected executives and directors (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2008).

10.12

Amendment to certain agreements between Dover Downs Gaming & Entertainment, Inc. and certain executives dated June 15, 2011 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated June 15, 2011).

10.13

Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed on August 6, 2004).

10.14	Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 29, 2004).

10.15

Form of Incentive Stock Option Agreement Used with Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2004).

10.16

Form of Restricted Stock Grant Agreement Used with Dover Downs Gaming & Entertainment, Inc. 2002 Stock Incentive Plan, as Amended and Restated (incorporated herein by reference to Exhibit 10.2 to the Form 10-Q filed on November 3, 2004).

10.17	Description of Annual Salary and Certain Discretionary Incentives to Executive Officers (incorporated herein by reference to the Form 8-K dated January 3, 2012).

10.18

Letter of Intent dated October 14, 2008 between Dover Downs Gaming Management Corp. and UG Entertainment, LLC (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on January 14, 2009).

10.19

Amendment No. 3 to the Letter of Intent dated September 16, 2011 between Dover Downs Gaming Management Corp. and UG Entertainment, LLC (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 9, 2011).

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

DATED:	March 9, 2012	Dover Downs Gaming & Entertainment, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President and Chief Executive Officer	March 9, 2012
Denis McGlynn	and Director
(Principal Executive Officer)

/s/ Timothy R. Horne	Sr. Vice President — Finance,	March 9, 2012
Timothy R. Horne	Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering either of them to sign this report, or any amendments, on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	March 9, 2012
Henry B. Tippie

/s/ Kenneth K. Chalmers	Director and Chairman	March 9, 2012
Kenneth K. Chalmers	of the Audit Committee

/s/ Patrick J. Bagley	Director	March 9, 2012
Patrick J. Bagley

/s/ Jeffrey W. Rollins	Director	March 9, 2012
Jeffrey W. Rollins

/s/ John W. Rollins, Jr.	Director	March 9, 2012
John W. Rollins, Jr.

/s/ R. Randall Rollins	Director	March 9, 2012
R. Randall Rollins

/s/ Richard K. Struthers	Director	March 9, 2012
Richard K. Struthers

/s/ Denis McGlynn	As Attorney-in-Fact	March 9, 2012
Denis McGlynn	and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dover Downs Gaming & Entertainment, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania

March 9, 2012

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS

(in thousands, except per share data)

	Years ended December 31,
	2011	2010	2009
Revenues:
Gaming	$217,415	$217,267	$213,855
Other operating	22,527	20,882	18,944
	239,942	238,149	232,799
Expenses:
Gaming	193,392	188,293	175,785
Other operating	16,510	16,127	14,758
General and administrative	6,288	6,922	6,678
Impairment charge	—	—	2,177
Depreciation	11,665	12,059	11,939
	227,855	223,401	211,337

Operating earnings	12,087	14,748	21,462

Loss on extinguishment of debt	45	—	—
Interest expense	2,872	3,254	2,376

Earnings before income taxes	9,170	11,494	19,086

Income taxes	3,811	4,751	7,809

Net earnings	5,359	6,743	11,277

Unrealized gain (loss) on interest rate swap, net of income taxes	272	(245)	(110)

Unrealized (loss) gain on available-for-sale securities, net of income taxes	(5)	3	10

Reclassification adjustment for loss realized on available-for-sale securities, net of income taxes	—	—	16

Change in pension net actuarial loss and prior service cost, net of income taxes	(925)	(194)	1,186

Comprehensive earnings	$4,701	$6,307	$12,379

Net earnings per common share (Note 2):
Basic	$0.17	$0.21	$0.35
Diluted	$0.17	$0.21	$0.35

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$18,634	$18,819
Accounts receivable	3,982	3,098
Due from State of Delaware	9,440	9,829
Inventories	1,860	1,989
Prepaid expenses and other	3,659	2,551
Receivable from Dover Motorsports, Inc.	—	18
Income taxes receivable	—	617
Deferred income taxes	1,317	1,349
Total current assets	38,892	38,270

Property and equipment, net	176,415	186,227
Other assets	877	789
Total assets	$216,184	$225,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,035	$3,742
Purses due horsemen	9,004	9,829
Accrued liabilities	11,912	12,286
Payable to Dover Motorsports, Inc.	11	—
Income taxes payable	444	—
Deferred revenue	254	307
Total current liabilities	25,660	26,164

Revolving line of credit	69,000	78,600
Liability for pension benefits	5,570	4,949
Other liabilities	147	598
Deferred income taxes	3,301	4,224
Total liabilities	103,678	114,535

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,763,338 and 15,637,022, respectively	1,576	1,564
Class A common stock, $.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 16,603,173 and 16,603,173, respectively	1,660	1,660
Additional paid-in capital	3,464	2,721
Retained earnings	108,090	106,432
Accumulated other comprehensive loss	(2,284)	(1,626)
Total stockholders’ equity	112,506	110,751
Total liabilities and stockholders’ equity	$216,184	$225,286

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2011	2010	2009
Operating activities:
Net earnings	$5,359	$6,743	$11,277
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,665	12,059	11,939
Amortization of credit facility origination fees	90	72	39
Stock-based compensation	905	1,192	952
Deferred income taxes	(389)	(85)	187
Loss on extinguishment of debt	45	—	—
Impairment charge	—	—	2,177
Changes in assets and liabilities:
Accounts receivable	(884)	(462)	25
Due from State of Delaware	389	1,240	(199)
Inventories	129	(168)	(145)
Prepaid expenses and other	(995)	(392)	42
Accounts payable	604	664	(184)
Purses due horsemen	(825)	(390)	33
Accrued liabilities	(374)	3,498	1,369
Payable to/receivable from Dover Motorsports, Inc.	29	(13)	(16)
Income taxes payable/receivable	869	(187)	(653)
Deferred revenue	(53)	1	94
Other liabilities	(913)	(278)	800
Net cash provided by operating activities	15,651	23,494	27,737

Investing activities:
Capital expenditures	(1,853)	(5,576)	(4,535)
Proceeds from the sale of available-for-sale securities	214	65	102
Purchase of available-for-sale securities	(291)	(67)	(104)
Net cash used in investing activities	(1,930)	(5,578)	(4,537)

Financing activities:
Borrowings from revolving line of credit	180,683	116,300	157,875
Repayments of revolving line of credit	(190,283)	(132,825)	(171,075)
Dividends paid	(3,888)	(3,870)	(6,415)
Repurchase of common stock	(150)	(117)	(59)
Credit facility fees	(268)	—	—
Net cash used in financing activities	(13,906)	(20,512)	(19,674)

Net (decrease) increase in cash	(185)	(2,596)	3,526
Cash, beginning of year	18,819	21,415	17,889
Cash, end of year	$18,634	$18,819	$21,415

Supplemental information:
Interest paid	$2,847	$3,121	$2,801
Income taxes paid	$3,331	$5,024	$8,275
Change in accounts payable for capital expenditures	$—	$—	$(1,581)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Business Operations

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

We are a premier gaming and entertainment resort destination whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, the Crown Royal poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets;

•                  Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with a full-service spa/salon, conference, banquet, ballroom and concert hall facilities; and

•                  Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

All of our operations are located at our entertainment complex in Dover, the capital of the State of Delaware.

During the third quarter of 2009, we opened our Race & Sports Book operation and Frankie’s Italian restaurant.  The Race & Sports Book features parlay sports wagering on National Football League (“NFL”) games and pari-mutuel wagering on live and simulcast horse races.  In January 2010, the Delaware legislature authorized table games at the facilities of the State’s three video lottery agents.  In June 2010, we opened our table game operations with a full complement of table games.  The Crown Royal poker room opened in July 2010.

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

Dover Downs Gaming & Entertainment, Inc. was incorporated in the State in December of 2001 as a wholly owned subsidiary of DVD.  Effective March 31, 2002, DVD completed a tax-free spin-off of its gaming operations by contributing 100% of the issued and outstanding common stock of Dover Downs, Inc. to Dover Downs Gaming & Entertainment, Inc., and subsequently distributing 100% of our issued and outstanding common stock to DVD stockholders.  Immediately following the spin-off, Dover Downs Gaming & Entertainment, Inc. became an independent publicly traded company.

Dover Downs, Inc. is authorized to conduct video lottery, sports wagering and table game operations as one of three “Licensed Agents” under the Delaware State Lottery Code.  Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement.

Our license from the Delaware Harness Racing Commission to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis.  In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Harness Racing Commission for the past 43 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

Additional gaming venues are expected to open in 2012 in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills in Maryland projected to open in June 2012 — are expected to have a significant adverse effect on our visitation numbers, our employee headcount, our revenues and our profitability. Management has estimated that approximately 42% of our total gaming win comes from Maryland patrons and approximately 70% of our Capital Club® member gaming win comes from out of state patrons.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years after 2007 remain open to examination for federal and state income tax purposes.

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $2,050,000 and $2,038,000, respectively, at

December 31, 2011 and 2010, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $20,375,000, $18,306,000 and $18,255,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Net earnings per common share—Nonvested share-based payment awards that include rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing EPS is applied for all periods presented.  The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share amounts):

	2011	2010	2009
Net earnings per common share — basic:
Net earnings	$5,359	$6,743	$11,277
Net earnings allocated to nonvested restricted stock awards	124	144	203
Net earnings available to common stockholders	$5,235	$6,599	$11,074

Weighted-average shares outstanding	31,645	31,555	31,492

Net earnings per common share — basic	$0.17	$0.21	$0.35

Net earnings per common share — diluted:
Net earnings	$5,359	$6,743	$11,277
Net earnings allocated to nonvested restricted stock awards	124	144	203
Net earnings available to common stockholders	$5,235	$6,599	$11,074

Weighted-average shares outstanding	31,645	31,555	31,492
Dilutive stock options	—	—	—
Weighted-average shares and dilutive shares outstanding	31,645	31,555	31,492

Net earnings per common share — diluted	$0.17	$0.21	$0.35

For the years ended December 31, 2011, 2010 and 2009, weighted-average options to purchase 9,000, 438,000 and 635,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards and stock options of $905,000, $1,192,000 and $952,000 as general and administrative expenses for the years ended December 31, 2011, 2010 and 2009, respectively.  We recorded income tax benefits of $142,000, $248,000 and $351,000 for the years ended December 31, 2011, 2010 and 2009, respectively, related to our restricted stock awards.

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

Segment information—We account for operating segments based on those used for internal reporting to management.  We report information under a single gaming and entertainment segment.

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

NOTE 4—Property and Equipment

Property and equipment consists of the following as of December 31:

	2011	2010
Land	$785,000	$785,000
Casino facility	77,298,000	77,002,000
Hotel facility	113,029,000	113,007,000
Harness racing facilities	10,814,000	10,849,000
General facilities	16,315,000	16,052,000
Furniture, fixtures and equipment	55,828,000	55,521,000
Construction in progress	336,000	239,000
	274,405,000	273,455,000
Less accumulated depreciation	(97,990,000)	(87,228,000)
	$176,415,000	$186,227,000

NOTE 5—Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2011	2010
Point loyalty program	$2,050,000	$2,038,000
Payroll and related items	2,274,000	2,563,000
Win due to Delaware State Lottery Office	5,416,000	3,693,000
Gaming license fees	795,000	2,044,000
Other	1,377,000	1,948,000
	$11,912,000	$12,286,000

NOTE 6—Credit Facility

At December 31, 2011, we had a $90,000,000 credit agreement with a bank group.  The maximum borrowing limit under the facility reduces to $85,000,000 as of March 31, 2012, $80,000,000 as of March 31, 2013 and $75,000,000 as of March 31, 2014 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 225 basis points (225 basis points at December 31, 2011) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum interest coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization and minimum tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2011, we were in compliance with all terms of the facility and there was $69,000,000 outstanding at a weighted average interest rate of 2.54%.  At December 31, 2011, $21,000,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2011 $5,139,000 could have been borrowed as of that date.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converts $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminates on April 17, 2012.  Pursuant to this agreement, we pay a fixed interest rate of 1.74%, plus a margin that varies between 150 and 225 basis points depending on our leverage ratio (225 basis points at December 31, 2011).  In return, the issuing lender refunds to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  At December 31, 2011, the interest rate on our interest rate swap was 3.99%.

NOTE 7—Income Taxes

The current and deferred income tax provisions are as follows:

	Years ended December 31,
	2011	2010	2009
Current:
Federal	$3,266,000	$3,825,000	$6,010,000
State	934,000	1,011,000	1,612,000
	4,200,000	4,836,000	7,622,000
Deferred:
Federal	(306,000)	(133,000)	126,000
State	(83,000)	48,000	61,000
	(389,000)	(85,000)	187,000
Total income taxes	$3,811,000	$4,751,000	$7,809,000

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2011	2010	2009
Federal tax at statutory rate	34.0%	35.0%	35.0%
State taxes, net of federal benefit	5.8%	5.7%	5.7%
Other	1.8%	0.6%	0.2%
Effective income tax rate	41.6%	41.3%	40.9%

The components of deferred income tax assets and liabilities are as follows as of December 31:

	2011	2010
Deferred income tax assets:
Point loyalty program	$814,000	$857,000
Accrued expenses	2,152,000	1,742,000
Other	725,000	953,000
Total deferred income tax assets	3,691,000	3,552,000

Deferred income tax liabilities:
Depreciation — property and equipment	(5,675,000)	(6,427,000)
Total deferred income tax liabilities	(5,675,000)	(6,427,000)
Net deferred income tax liabilities	$(1,984,000)	$(2,875,000)

Amounts recognized in the consolidated balance sheet:
Current deferred income tax assets	$1,317,000	$1,349,000
Noncurrent deferred income tax liabilities	(3,301,000)	(4,224,000)
	$(1,984,000)	$(2,875,000)

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

On June 15, 2011, we decided to freeze participation and benefit accruals under our pension plans, primarily to reduce some of the impact on earnings and volatility in cash flows that can accompany the maintenance of a defined benefit plan.  The freeze was effective July 31, 2011.  Compensation earned by employees up to July 31, 2011 shall be used for purposes of calculating benefits under our pension plan but there will be no future benefit accruals after this date.  Participants as of July 31, 2011 will continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.  We accounted for the freeze of our pension plans in 2011 which resulted in a curtailment gain of $13,000, reduced our liability for pension benefits by $2,006,000 and increased comprehensive earnings by $1,994,000.

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$14,707,000	$12,308,000
Service cost	1,030,000	1,295,000
Interest cost	865,000	773,000
Actuarial loss	2,685,000	484,000
Curtailment	(2,006,000)	—
Benefits paid	(267,000)	(153,000)
Benefit obligation at end of year	17,014,000	14,707,000

Change in plan assets:
Fair value of plan assets at beginning of year	9,758,000	7,408,000
Actual (loss) gain on plan assets	(2,000)	818,000
Employer contribution	1,750,000	1,685,000
Benefits paid	(267,000)	(153,000)
Fair value of plan assets at end of year	11,239,000	9,758,000

Unfunded status	$(5,775,000)	$(4,949,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2011	2010
Accrued benefit cost	$(205,000)	$—
Liability for pension benefits	(5,570,000)	(4,949,000)
	$(5,775,000)	$(4,949,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31 are as follows:

	2011	2010
Net actuarial loss	$3,692,000	$2,142,000
Prior service cost	—	16,000
	$3,692,000	$2,158,000

The accumulated benefit obligation for all defined benefit pension plans was $17,014,000 and $12,731,000, respectively, as of December 31, 2011 and 2010.

The components of net periodic pension cost for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Service cost	$1,030,000	$1,295,000	$1,408,000
Interest cost	865,000	773,000	683,000
Expected return on plan assets	(880,000)	(697,000)	(501,000)
Curtailment gain	(13,000)	—	—
Recognized net actuarial loss	27,000	26,000	202,000
Recognized prior service cost	4,000	9,000	8,000
	$1,033,000	$1,406,000	$1,800,000

For the year ending December 31, 2012, we expect to recognize the following amounts as components of net periodic benefit cost which are included in accumulated comprehensive loss as of December 31, 2011:

Actuarial loss	$173,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2011, 2010 and 2009, and the actuarial value of the benefit obligation at December 31, 2011 and 2010 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2011	2010	2009	2011	2010
Weighted-average discount rate	6.2%	6.5%	6.1%	5.1%	6.2%
Weighted-average rate of compensation increase	4.0%	5.0%	5.0%	n/a	4.0%
Expected long-term rate of return on plan assets	8.5%	8.5%	8.5%	n/a	n/a

For 2011, we assumed a long-term rate of return on plan assets of 8.5%.  In developing the 8.5% expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

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

The fair values of our pension assets as of December 31, 2011 by asset category are as follows (refer to NOTE 10 — Financial Instruments for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stock	$1,110,000	$1,110,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	2,220,000	2,220,000	—	—
Equity-mid cap	1,017,000	1,017,000	—	—
Equity-small cap	223,000	223,000	—	—
Equity-international	1,460,000	1,460,000	—	—
Fixed income	4,208,000	4,208,000	—	—
Real estate	595,000	595,000	—	—
Money market	406,000	406,000	—	—
Total mutual funds/ETFs	10,129,000	10,129,000	—	—
Grand total	$11,239,000	$11,239,000	$—	$—

The fair values of our pension assets as of December 31, 2010 by asset category are as follows (refer to NOTE 10 — Financial Instruments for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Mutual funds/ETFs:
Equity-large cap	$2,516,000	$2,516,000	$—	$—
Equity-small cap	358,000	358,000	—	—
Equity-international	1,289,000	1,289,000	—	—
Fixed income	4,124,000	4,124,000	—	—
Real estate	191,000	191,000	—	—
Money market	1,280,000	1,280,000	—	—
Total	$9,758,000	$9,758,000	$—	$—

We expect to contribute approximately $1,000,000 to our pension plans in 2012.

Benefit payments are expected to be paid as follows:

2012	$592,000
2013	$448,000
2014	$493,000
2015	$567,000
2016	$718,000
2017-2021	$3,763,000

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $237,000, $179,000 and $98,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 9—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$1,521	$1,660	$933	$98,697	$(2,292)
Net earnings	—	—	—	11,277	—
Dividends paid, $.20 per share	—	—	—	(6,415)	—
Issuance of nonvested stock awards, net of forfeitures	27	—	(27)	—	—
Stock-based compensation	—	—	952	—	—
Tax shortfall from stock awards	—	—	(137)	—	—
Unrealized loss on interest rate swap, net of income tax benefit of $76	—	—	—	—	(110)
Change in pension net actuarial loss and prior service cost, net of income tax expense of $813	—	—	—	—	1,186
Unrealized gain on available-for-sale securities, net of income tax expense of $7	—	—	—	—	10
Reclassification adjustment for loss realized on available-for-sale securities, net of income tax benefit of $11	—	—	—	—	16
Repurchase and retirement of common stock	(2)	—	(57)	—	—
Balance at December 31, 2009	1,546	1,660	1,664	103,559	(1,190)
Net earnings	—	—	—	6,743	—
Dividends paid, $.12 per share	—	—	—	(3,870)	—
Issuance of nonvested stock awards, net of forfeitures	21	—	(21)	—	—
Stock-based compensation	—	—	1,192	—	—
Unrealized loss on interest rate swap, net of income tax benefit of $167	—	—	—	—	(245)
Change in pension net actuarial loss and prior service cost, net of income tax benefit of $133	—	—	—	—	(194)
Unrealized gain on available-for-sale securities, net of income tax expense of $2	—	—	—	—	3
Repurchase and retirement of common stock	(3)	—	(114)	—	—
Balance at December 31, 2010	1,564	1,660	2,721	106,432	(1,626)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Cumulative effect of accounting change for adoption of ASU 2010-16 (see NOTE 2)	—	—	—	187	—
Balance at January 1, 2011	1,564	1,660	2,721	106,619	(1,626)
Net earnings	—	—	—	5,359	—
Dividends paid, $0.12 per share	—	—	—	(3,888)	—
Issuance of nonvested stock awards, net of forfeitures	16	—	(16)	—	—
Stock-based compensation	—	—	905	—	—
Unrealized gain on interest rate swap, net of income tax expense of $179	—	—	—	—	272
Change in net actuarial loss and prior service cost, net of income tax benefit of $609	—	—	—	—	(925)
Unrealized loss on available-for-sale securities, net of income tax benefit of $4	—	—	—	—	(5)
Repurchase and retirement of common stock	(4)	—	(146)	—	—
Balance at December 31, 2011	$1,576	$1,660	$3,464	$108,090	$(2,284)

As of December 31, 2011 and 2010, accumulated other comprehensive loss consists of the following:

	2011	2010
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,486,000 and $877,000, respectively	$(2,206,000)	$(1,281,000)
Unrealized loss on interest rate swap, net of income tax benefit of $64,000 and $243,000, respectively	(83,000)	(355,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $4,000 and $8,000, respectively	5,000	10,000
Accumulated other comprehensive loss	$(2,284,000)	$(1,626,000)

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

We adopted a stockholder rights plan in 2002. The rights are attached to and trade in tandem with our common stock and Class A common stock.  Each right entitles the registered holder to purchase from us one share of common stock.  The rights, unless earlier redeemed by our Board of Directors, will detach and trade separately from our common stock upon the occurrence of certain events such as the unsolicited acquisition by a third party of beneficial ownership of 10% or more of our outstanding combined common stock and Class A common stock or the announcement by a third party of the intent to commence a tender or exchange offer for 10% or more of our outstanding combined common stock and Class A common stock.  After the rights have detached, the holders of such rights would generally have the ability to purchase such number of either shares of our common stock or stock of an acquirer of ours having a market value equal to twice the exercise price of the right being exercised, thereby causing substantial dilution to a person or group of persons attempting to acquire control of us.  The rights may serve as a significant deterrent to unsolicited attempts to acquire control of us, including transactions involving a premium to the market price of our stock.  This rights agreement expired on January 1, 2012 and was replaced by a new agreement with similar terms on the same date.

On January 25, 2012, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.03 per share.  The dividend is payable on March 10, 2012 to stockholders of record at the close of business on February 10, 2012.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2011, 2010 or 2009.  At December 31, 2011, we had remaining repurchase authority of 1,653,333 shares.

During the years ended December 31, 2011, 2010 and 2009, we purchased and retired 43,427, 30,697 and 15,325 shares of our outstanding common stock for $150,000, $117,000 and $59,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

We have a stock incentive plan which provides for the grant of up to 2,250,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested stock awards.  Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  Once the options are exercised, our plan requires that the common stock be held for a minimum of one year.  The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  As of December 31, 2011, there were 948,787 shares available for granting options or stock awards.

Stock option activity for the year ended December 31, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	339,276	$6.35
Expired	(339,276)	$6.35
Outstanding at December 31, 2011	—	$—	—	$—
Exercisable at December 31, 2011	—	$—	—	$—

No stock options were granted or exercised during the three year period ending December 31, 2011.

The total fair value of stock options vested during the years ended December 31, 2010 and 2009 was $1,000 and $203,000, respectively.  There were no unvested stock options as of December 31, 2010.  No compensation expense was recognized for the years ended December 31, 2011 or 2010.  We recorded, within general and administrative expenses, compensation expense of $4,000 related to stock options for the year ended December 31, 2009.

Nonvested restricted stock activity for the year ended December 31, 2011 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	682,300	$5.92
Granted	213,500	$3.40
Forfeited	(43,400)	$4.98
Vested	(131,500)	$7.80
Nonvested at December 31, 2011	720,900	$4.89

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter.  The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $1,025,000, $940,000 and $681,000, respectively.  The grant-date fair value of restricted stock awards granted during the years ended December 31, 2011, 2010 and 2009 was $3.40, $3.78 and $3.68, respectively.  We recorded, within general and administrative expenses, compensation expense of $905,000, $1,192,000 and $948,000 related to restricted stock awards for the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011, there was $1,938,000 of total deferred compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 3.4 years.

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2011 and 2010:

	Total	Level 1	Level 2	Level 3
2011:
Available-for-sale securities	$213,000	$213,000	$—	$—
Interest rate swap	(147,000)	—	(147,000)	—

2010:
Available-for-sale securities	$140,000	$140,000	$—	$—
Interest rate swap	(598,000)	—	(598,000)	—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.

At December 31, 2011 and 2010, there was $69,000,000 and $78,600,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 6 — Credit Facility and therefore we believe approximate fair value.  We are subject to interest rate risk on the variable component of the interest rate.  Our risk management objective is to lock in the interest cash outflows on a portion of our debt.  As a result, as described in NOTE 6 — Credit Facility, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  At December 31, 2011 and 2010, the interest rate swap had a negative fair value of $147,000 and $598,000, respectively, which is recorded in other liabilities.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.  We recognized $268,000 and ($245,000), net of income taxes, in unrealized gains (losses) on our interest rate swap during 2011 and 2010, respectively.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

NOTE 11—Related Party Transactions

During the years ended December 31, 2011, 2010 and 2009, we allocated costs of  $1,963,000, $1,977,000 and $1,983,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $347,000, $222,000 and, $225,000, respectively, to us for the years ended December 31, 2011, 2010 and 2009.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2011, 2010 and 2009 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $855,000, $928,000 and $999,000, respectively.  Additionally, DVD invoiced us $397,000, $353,000 and $375,000, respectively, for our rental of a skybox suite, tickets, their commission for suite catering and other services during DVD’s 2011, 2010 and 2009 NASCAR event weekends at Dover International Speedway.  As of December 31, 2011 and 2010, our consolidated balance sheets included an $11,000 payable to and an $18,000 receivable from DVD, respectively, for the aforementioned items.  We settled these items in January of 2012 and 2011, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in our control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $8,800,000 to $10,200,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed.  We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,100,000 and $2,500,000 and these amounts have been included in the maximum contingent liability disclosed above.  This maximum tax gross up assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered.  Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants.  The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax.  We are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

NOTE 13—Quarterly Results (unaudited)

	March 31	June 30	September 30	December 31
Year Ended December 31, 2011
Revenues	$59,406,000	$58,815,000	$60,102,000	$61,619,000
Operating earnings	$1,133,000	$2,895,000	$3,924,000	$4,135,000
Net (loss) earnings	$(38,000)	$1,238,000	$2,039,000	$2,120,000
Net earnings per share-basic	$—	$0.04	$0.06	$0.07
Net earnings per share-diluted	$—	$0.04	$0.06	$0.07

Year Ended December 31, 2010
Revenues	$56,050,000	$58,458,000	$65,700,000	$57,941,000
Operating earnings	$3,876,000	$4,753,000	$4,499,000	$1,620,000
Net earnings	$1,673,000	$2,277,000	$2,292,000	$501,000
Net earnings per share-basic	$0.05	$0.07	$0.07	$0.02
Net earnings per share-diluted	$0.05	$0.07	$0.07	$0.02