Form 10-Q
period 2012-03-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2012-05-04
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	15,895,348 shares
Class A Common Stock -	16,603,173 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Gaming	$58,474	$54,332
Other operating	5,610	5,074
	64,084	59,406
Expenses:
Gaming	50,964	49,477
Other operating	3,900	3,873
General and administrative	1,556	1,779
Depreciation	2,680	3,144
	59,100	58,273

Operating earnings	4,984	1,133

Interest expense	586	811

Earnings before income taxes	4,398	322

Income taxes	2,027	360

Net earnings (loss)	2,371	(38)

Unrealized gain on interest rate swap, net of income taxes	69	59

Change in pension net actuarial loss and prior service cost, net of income taxes	9	12

Unrealized gain on available-for-sale securities, net of income taxes	10	2

Comprehensive earnings	$2,459	$35

Net earnings per common share:
Basic	$0.07	$—
Diluted	$0.07	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$18,510	$18,634
Accounts receivable	3,753	3,982
Due from State of Delaware	3,607	9,440
Inventories	1,908	1,860
Prepaid expenses and other	3,606	3,659
Receivable from Dover Motorsports, Inc.	1	—
Deferred income taxes	1,361	1,317
Total current assets	32,746	38,892

Property and equipment, net	174,262	176,415
Other assets	857	877
Total assets	$207,865	$216,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,870	$4,035
Purses due horsemen	3,701	9,004
Accrued liabilities	10,391	11,912
Payable to Dover Motorsports, Inc.	—	11
Income taxes payable	2,104	444
Deferred revenue	270	254
Total current liabilities	20,336	25,660

Revolving line of credit	64,500	69,000
Liability for pension benefits	5,380	5,570
Other liabilities	23	147
Deferred income taxes	3,528	3,301
Total liabilities	93,767	103,678

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,895,348 and 15,763,338, respectively	1,590	1,576
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 16,603,173 and 16,603,173, respectively	1,660	1,660
Additional paid-in capital	3,558	3,464
Retained earnings	109,486	108,090
Accumulated other comprehensive loss	(2,196)	(2,284)
Total stockholders’ equity	114,098	112,506
Total liabilities and stockholders’ equity	$207,865	$216,184

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net earnings (loss)	$2,371	$(38)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	2,680	3,144
Amortization of credit facility origination fees	23	19
Stock-based compensation	215	291
Deferred income taxes	116	(402)
Changes in assets and liabilities:
Accounts receivable	229	220
Due from State of Delaware	5,833	7,838
Inventories	(48)	(180)
Prepaid expenses and other	66	(1,232)
Receivable from/payable to Dover Motorsports, Inc.	(12)	(9)
Accounts payable	(165)	1,058
Purses due horsemen	(5,303)	(7,564)
Accrued liabilities	(1,521)	(4,527)
Income taxes payable	1,661	762
Deferred revenue	16	(55)
Other liabilities	(176)	278
Net cash provided by (used in) operating activities	5,985	(397)

Investing activities:
Capital expenditures	(527)	(298)
Proceeds from the sale of available-for-sale securities	—	21
Purchase of available-for-sale securities	—	(95)
Net cash used in investing activities	(527)	(372)

Financing activities:
Borrowings from revolving line of credit	4,230	39,125
Repayments of revolving line of credit	(8,730)	(40,575)
Dividends paid	(975)	(972)
Repurchase of common stock	(107)	(150)
Net cash used in financing activities	(5,582)	(2,572)

Net decrease in cash	(124)	(3,341)
Cash, beginning of period	18,634	18,819
Cash, end of period	$18,510	$15,478

Supplemental information:
Interest paid	$579	$851
Income tax payments	$250	$—
Change in accounts payable for capital expenditures	$—	$115

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 9, 2012.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2 - Business Operations

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

Additional gaming venues are expected to open in 2012 in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland projected to open in June 2012 — are expected to have a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 43% of our total gaming win comes from Maryland patrons and approximately 71% of our Capital Club® member gaming win comes from out of state patrons.

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

Derivative Instruments and Hedging Activities—We are subject to interest rate risk on the variable component of the interest rate under our revolving credit agreement.  Effective January 15, 2009, we entered into a $35,000,000 interest rate swap agreement.  We have designated the interest rate swap as a cash flow hedge.  Changes in the fair value of the effective portion of the interest rate swap are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.  The interest rate swap expired in April 2012.  See NOTE 4 — Credit Facility and NOTE 7 — Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $99,007,000 and $97,990,000 as of March 31, 2012 and December 31, 2011, respectively.

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

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $2,103,000 and $2,050,000, respectively, at March 31, 2012 and December 31, 2011, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $5,282,000 and $4,988,000 for the three months ended March 31, 2012 and 2011, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Net earnings (loss) per common share—Nonvested share-based payment awards that include rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing basic and diluted net earnings (loss) per common share (“EPS”)  is applied for all periods presented.  The following table sets forth the computation of EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net earnings (loss) per common share — basic:
Net earnings (loss)	$2,371	$(38)
Net earnings allocated to nonvested restricted stock awards	55	—
Net earnings (loss) available to common stockholders	$2,316	$(38)

Weighted-average shares outstanding	31,743	31,644

Net earnings (loss) per common share — basic	$0.07	$—

Net earnings (loss) per common share — diluted:
Net earnings (loss)	$2,371	$(38)
Net earnings allocated to nonvested restricted stock awards	55	—
Net earnings (loss) available to common stockholders	$2,316	$(38)

Weighted-average shares outstanding	31,743	31,644
Dilutive stock options	—	—
Weighted-average shares and dilutive shares outstanding	31,743	31,644

Net earnings (loss) per common share — diluted	$0.07	$—

For the three months ended March 31, 2011, weighted-average options to purchase 20,000 shares of common stock were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.  There were no options outstanding during the three months ended March 31, 2012.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $215,000 and $291,000 as general and administrative expenses for the three months ended March 31, 2012 and 2011, respectively.  We recorded income tax benefits of $176,000 and $113,000 for the three months ended March 31, 2012 and 2011, respectively, related to our restricted stock awards.

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

NOTE 4 — Credit Facility

At March 31, 2012, we had an $85,000,000 credit agreement with a bank group.  The maximum borrowing limit under the facility reduces to $80,000,000 as of March 31, 2013, $75,000,000 as of March 31, 2014 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 225 basis points (200 basis points at March 31, 2012) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum interest coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization and minimum tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2012, we were in compliance with all terms of the facility and there was $64,500,000 outstanding at a weighted average interest rate of 2.24%.  At March 31, 2012, $20,500,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of March 31, 2012 $19,551,000 could have been borrowed as of that date.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converted $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminated on April 17, 2012.  Pursuant to this agreement, we paid a fixed interest rate of 1.74%, plus a margin that varied between 150 and 225 basis points depending on our leverage ratio (200 basis points at March 31, 2012).  In return, the issuing lender refunded to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  At March 31, 2012, the interest rate on our interest rate swap was 3.74%.

NOTE 5 — Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  We also maintain a non-qualified, non-contributory defined benefit pension plan for certain employees.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.

On June 15, 2011, we decided to freeze participation and benefit accruals under our pension plans, primarily to reduce some of the impact on earnings and volatility in cash flows that can accompany the maintenance of a defined benefit plan.  The freeze was effective July 31, 2011.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  Participants as of July 31, 2011 continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.

For the first quarter of 2011, we assumed a long-term rate of return on plan assets of 8.5%.  For the first quarter of 2012, we lowered the long-term rate of return on plan assets to 8.0%.

The components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2012	2011
Service cost	$—	$508,000
Interest cost	213,000	227,000
Expected return on plan assets	(227,000)	(221,000)
Recognized net actuarial loss	14,000	18,000
Amortization of prior service cost	—	2,000
	$—	$534,000

We contributed $175,000 and $303,000 to our pension plans during the three months ended March 31, 2012 and 2011, respectively.  We expect to contribute approximately $600,000 to our pension plans in 2012.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$1,576	$1,660	$3,464	$108,090	$(2,284)
Net earnings	—	—	—	2,371	—
Dividends paid, $0.03 per share	—	—	—	(975)	—
Issuance of nonvested stock awards, net of forfeitures	19	—	(19)	—	—
Stock-based compensation	—	—	215	—	—
Unrealized gain on interest rate swap, net of income tax expense of $55	—	—	—	—	69
Change in net actuarial loss and prior service cost, net of income tax expense of $5	—	—	—	—	9
Unrealized gain on available-for-sale securities, net of income tax expense of $6	—	—	—	—	10
Repurchase and retirement of common stock	(5)	—	(102)	—	—
Balance at March 31, 2012	$1,590	$1,660	$3,558	$109,486	$(2,196)

As of March 31, 2012 and December 31, 2011, accumulated other comprehensive loss consists of the following:

	March 31, 2012	December 31, 2011
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,481,000 and $1,486,000, respectively	$(2,197,000)	$(2,206,000)
Unrealized loss on interest rate swap, net of income tax benefit of $9,000 and $64,000, respectively	(14,000)	(83,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $10,000 and $4,000, respectively	15,000	5,000
Accumulated other comprehensive loss	$(2,196,000)	$(2,284,000)

On April 25, 2012, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.03 per share.  The dividend is payable on June 10, 2012 to stockholders of record at the close of business on May 10, 2012.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2012 or 2011.  At March 31, 2012, we had remaining repurchase authority of 1,653,333 shares.

In April 2012, the Board of Directors and stockholders approved the 2012 Stock Incentive Plan to replace our 2002 Stock Incentive Plan which has expired.  An aggregate of 2,000,000 shares of Common Stock have been reserved for issuance under the 2012 Stock Incentive Plan.

During the three months ended March 31, 2012 and 2011, we purchased and retired 49,590 and 43,427 shares of our outstanding common stock for $107,000 and $150,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2012 and December 31, 2011:

	Total	Level 1	Level 2	Level 3
March 31, 2012
Available-for-sale securities	$230,000	$230,000	$—	$—
Interest rate swap	(23,000)	—	(23,000)	—

December 31, 2011
Available-for-sale securities	$213,000	$213,000	$—	$—
Interest rate swap	(147,000)	—	(147,000)	—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.

At March 31, 2012 and December 31, 2011, there was $64,500,000 and $69,000,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.  We are subject to interest rate risk on the variable component of the interest rate. Our risk management objective is to lock in the interest cash outflows on a portion of our debt.  As a result, as described in NOTE 4 — Credit Facility, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  The interest rate swap expired in April 2012.  At March 31, 2012 and December 31, 2011, the interest rate swap had a negative fair value of $23,000 and $147,000, respectively, which is recorded in other liabilities.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.  We recognized $69,000 and $59,000, net of income taxes, in unrealized gains on our interest rate swap during the three months ended March 31, 2012 and 2011, respectively.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

NOTE 8 - Related Party Transactions

During the three months ended March 31, 2012 and 2011, we allocated costs of $421,000 and $438,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $83,000 and $68,000, respectively, to us for the three months ended March 31, 2012 and 2011.  The allocations were based on an analysis of each company’s share of the costs.  Additionally, DVD invoiced us $96,000 in each of the three months ended March 31, 2012 and 2011, respectively, for our rental of a skybox suite, display space and other services at DVD’s 2012 and 2011 NASCAR event weekends at Dover International Speedway.  As of March 31, 2012 and December 31, 2011, our consolidated balance sheets included a $1,000 receivable from and an $11,000 payable to DVD, respectively, for the aforementioned items.  We settled these items in April of 2012 and 2011, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Approximately 90% of our revenue is derived from gaming win.  Several factors contribute to the win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the market,

•                  The quantity and types of slot machines and table games available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels,

•                  Marketing programs, and

•                  General economic conditions.

We believe that we hold a strong position in each of these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware.  We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive.  According to the 2010 United States Census, approximately 36.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, currently only the three existing horse racing facilities in the State are allowed to have a gaming license.  Our property is similar to properties found in the country’s largest gaming markets.  Our luxury hotel is the only casino-hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our slot marketing system to allow for more efficient marketing programs and the highest levels of customer service.  Our facility offers the most conference space of any hotel in Delaware and was just expanded in the first quarter of 2012 to add 6,500 square feet of meeting space.

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

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Gaming revenues increased by $4,142,000, or 7.6%, to $58,474,000 in the first quarter of 2012 as a result of higher win from slot machine play and higher revenue from our table game operations.  We believe that the increase in revenues was due to targeted marketing efforts, our commitment to provide superior customer service, mild weather compared to last year and an additional day during the quarter due to leap year.  Our average number of slot machines was 2,499 in the first quarter of 2012 as compared to 2,647 in the first quarter of 2011.

Other operating revenues were $5,610,000 in the first quarter of 2012 as compared to $5,074,000 in the first quarter of 2011.  Rooms revenue increased $229,000 in the first quarter of 2012 mainly due to an increase in convention and transient sales.  Food and beverage revenues increased $266,000 to $3,691,000 from $3,425,000 in the first quarter of 2011 due primarily to higher banquet sales and higher revenues in our Garden Café restaurant.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $5,282,000 and $4,988,000 in the first quarter of 2012 and 2011, respectively.

Gaming expenses increased by $1,487,000, or 3.0%, primarily as a result higher gaming taxes, vendor fees and harness horse racing purses that result from increased gaming revenues.  Partially offsetting these increases was a decrease in advertising costs in the first quarter of 2012.

Other operating expenses remained consistent at $3,900,000 in the first quarter of 2012 as compared to $3,873,000 in the first quarter of 2011 primarily due to lower food costs and other cost control measures implemented in the rooms and food and beverage departments.

General and administrative expenses were $1,556,000 in the first quarter of 2012 as compared to $1,779,000 in the first quarter of 2011.  The decrease was primarily due to lower employee benefit costs during the first quarter of 2012, primarily from freezing our pension plan effective July 31, 2011 and lower stock based compensation costs.

Depreciation expense decreased to $2,680,000 in the first quarter of 2012 as compared to $3,144,000 in the first quarter of 2011 primarily as a result of certain assets becoming fully.

Interest expense decreased by $225,000 due to lower outstanding borrowings during the first quarter of 2012 and lower interest rates as a result of entering into a new credit facility on June 17, 2011.

Our effective income tax rate was 46.1% in the first quarter of 2012 as compared to 111.8% in the first quarter of 2011.  The high rate in 2011 was the result of the impact the non-deductible portion of the restricted stock awards that vested during the first three months of 2011 had on our lower pre-tax earnings.

Liquidity and Capital Resources

Net cash provided by operating activities was $5,985,000 for the three months ended March 31, 2012 compared to net cash used in operating activities of $397,000 for the three months ended March 31, 2011.  The increase was primarily due to the increase in earnings before income taxes and the fact that we paid our first year of table game license fees in the first quarter of 2011, which related to the 12 months ended June 30, 2011.  Payments for years after fiscal year 2011 are due in advance in June.

Net cash used in investing activities was $527,000 for the three months ended March 31, 2012 compared to $372,000 for the three months ended March 31, 2011 and was primarily related to capital improvements.  Capital expenditures for the first three months of 2012 related primarily to the construction of additional meeting space, upgrading our computer systems and equipment purchases.  Capital expenditures for the first three months of 2011 related primarily to upgrading our computer systems, replacing our casino carpet and other facility improvements.

Net cash used in financing activities was $5,582,000 for the three months ended March 31, 2012 compared to $2,572,000 for the three months ended March 31, 2011.  During the first three months of 2012, we repaid $4,500,000 of our credit facility compared to $1,450,000 during the first three months of 2011.  We paid $975,000 and $972,000 in cash dividends during the first three months of 2012 and 2011, respectively.  We repurchased and retired $107,000 of our outstanding common stock during the first three months of 2012 compared to $150,000 during the first three months of 2011.

On April 25, 2012, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.03 per share.  The dividend is payable on June 10, 2012 to shareholders of record at the close of business on May 10, 2012.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the three months ended March 31, 2012 or 2011.  At March 31, 2012, we had remaining repurchase authority of 1,653,333 shares.

Based on current business conditions, we expect to make capital expenditures of approximately $1,500,000 during the remainder of 2012.  Additionally, we contributed $175,000 to our pension plans through the first quarter of 2012.  We expect to contribute approximately $600,000 to our pension plans in 2012.

At March 31, 2012, we had an $85,000,000 credit agreement with a bank group.  The maximum borrowing limit under the facility reduces to $80,000,000 as of March 31, 2013, $75,000,000 as of March 31, 2014 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 225 basis points (200 basis points at March 31, 2012) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum interest coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization and minimum tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2012, we were in compliance with all terms of the facility and there was $64,500,000 outstanding at a weighted average interest rate of 2.24%.  At March 31, 2012, $20,500,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of March 31, 2012 $19,551,000 could have been borrowed as of that date.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converted $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminated on April 17, 2012.  Pursuant to this agreement, we paid a fixed interest rate of 1.74%, plus a margin that varied between 150 and 225 basis points depending on our leverage ratio (200 basis points at March 31, 2012).  In return, the issuing lender refunded to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.  At March 31, 2012, the interest rate on our interest rate swap was 3.74%.

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

Additional gaming venues are expected to open in 2012 in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland projected to open in June 2012 — are expected to have a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 43% of our total gaming win comes from Maryland patrons and approximately 71% of our Capital Club® member gaming win comes from out of state patrons.

Contractual Obligations

At March 31, 2012, we had the following contractual obligations:

		Payments Due by Period
	Total	2012	2013 — 2014	2015 — 2016	Thereafter
Revolving line of credit(a)	$64,500,000	$—	$64,500,000	$—	$—
Estimated interest payments on revolving line of credit(b)	3,214,000	1,106,000	2,108,000	—	—
Pension contributions(c)	425,000	425,000	—	—	—
	$68,139,000	$1,531,000	$66,608,000	$—	$—

(a) Our current credit facility expires on June 17, 2014.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2012 and interest rates under the new credit agreement dated June 17, 2011.  For $35,000,000 of our outstanding borrowings, we used the fixed interest rate per the interest rate swap agreement through the April 2012 termination date of the swap agreement.

(c) We expect to contribute approximately $600,000 to our pension plans for 2012, of which $175,000 was contributed in the first three months of 2012.  Effective July 31, 2011, we froze our pension plans which should result in reduced contributions after 2011.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012 that are of significance, or potential significance, to us.

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

Based on their evaluation as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional gaming venues are expected to open in 2012 in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland projected to open in June 2012 — are expected to have a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 43% of our total gaming win comes from Maryland patrons and approximately 71% of our Capital Club® member gaming win comes from out of state patrons.

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

We Have a Significant Amount of Indebtedness

As of March 31, 2012, we had total outstanding long-term debt of $64,500,000 under our credit facility.  This indebtedness and any future increases in our outstanding borrowings or decreases in our operating profits could:

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

If the new casino at Arundel Mills Mall in Maryland projected to open in June 2012 has a larger adverse impact on our operations than anticipated, our ability to comply with our debt covenants over the next twelve months could be impacted.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No repurchases were made in the first quarter of 2012 and we had remaining purchase authority of 1,653,333 shares.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

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

DATED:	May 4, 2012	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)