Form 10-Q
period 2012-06-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2012-08-08
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	15,895,348 shares
Class A Common Stock -	16,603,173 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Gaming	$52,331	$53,129	$110,805	$107,461
Other operating	6,024	5,686	11,634	10,760
	58,355	58,815	122,439	118,221
Expenses:
Gaming	46,479	47,229	97,443	96,706
Other operating	4,339	4,176	8,239	8,049
General and administrative	1,508	1,614	3,064	3,393
Depreciation	2,566	2,901	5,246	6,045
	54,892	55,920	113,992	114,193

Operating earnings	3,463	2,895	8,447	4,028

Loss on extinguishment of debt	—	45	—	45
Interest expense	426	790	1,012	1,601

Earnings before income taxes	3,037	2,060	7,435	2,382

Income taxes	1,220	822	3,247	1,182

Net earnings	1,817	1,238	4,188	1,200

Unrealized gain on interest rate swap, net of income taxes	14	54	83	113

Change in pension net actuarial loss and prior service cost, net of income taxes	8	1,215	17	1,227

Unrealized (loss) gain on available-for-sale securities, net of income taxes	(3)	—	7	2

Comprehensive earnings	$1,836	$2,507	$4,295	$2,542

Net earnings per common share:
Basic	$0.06	$0.04	$0.13	$0.04
Diluted	$0.06	$0.04	$0.13	$0.04

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$17,552	$18,634
Accounts receivable	2,631	3,982
Due from State of Delaware	6,295	9,440
Inventories	2,054	1,860
Prepaid expenses and other	5,295	3,659
Receivable from Dover Motorsports, Inc.	2	—
Deferred income taxes	1,367	1,317
Total current assets	35,196	38,892

Property and equipment, net	173,016	176,415
Other assets	814	877
Total assets	$209,026	$216,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,831	$4,035
Purses due horsemen	6,291	9,004
Accrued liabilities	9,336	11,912
Payable to Dover Motorsports, Inc.	—	11
Income taxes payable	72	444
Deferred revenue	362	254
Total current liabilities	19,892	25,660

Revolving line of credit	64,940	69,000
Liability for pension benefits	5,266	5,570
Other liabilities	—	147
Deferred income taxes	3,776	3,301
Total liabilities	93,874	103,678

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,895,348 and 15,763,338, respectively	1,590	1,576
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 16,603,173 and 16,603,173, respectively	1,660	1,660
Additional paid-in capital	3,751	3,464
Retained earnings	110,328	108,090
Accumulated other comprehensive loss	(2,177)	(2,284)
Total stockholders’ equity	115,152	112,506
Total liabilities and stockholders’ equity	$209,026	$216,184

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net earnings	$4,188	$1,200
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,246	6,045
Amortization of credit facility origination fees	46	44
Stock-based compensation	408	518
Deferred income taxes	345	188
Loss on extinguishment of debt	—	45
Changes in assets and liabilities:
Accounts receivable	1,351	1,407
Due from State of Delaware	3,145	5,029
Inventories	(194)	(115)
Prepaid expenses and other	(1,608)	(2,548)
Receivable from/payable to Dover Motorsports, Inc.	(13)	14
Accounts payable	(204)	(228)
Purses due horsemen	(2,713)	(5,012)
Accrued liabilities	(2,576)	(4,999)
Income taxes payable/prepaid income taxes	(371)	(12)
Deferred revenue	108	—
Other liabilities	(276)	209
Net cash provided by operating activities	6,882	1,785

Investing activities:
Capital expenditures	(1,847)	(959)
Proceeds from the sale of available-for-sale securities	—	21
Purchase of available-for-sale securities	—	(95)
Net cash used in investing activities	(1,847)	(1,033)

Financing activities:
Borrowings from revolving line of credit	11,630	154,577
Repayments of revolving line of credit	(15,690)	(158,077)
Dividends paid	(1,950)	(1,944)
Repurchase of common stock	(107)	(150)
Credit facility fees	—	(268)
Net cash used in financing activities	(6,117)	(5,862)

Net decrease in cash	(1,082)	(5,110)
Cash, beginning of period	18,634	18,819
Cash, end of period	$17,552	$13,709

Supplemental information:
Interest paid	$986	$1,685
Income tax payments	$3,274	$1,007

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 9, 2012.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 — are expected to have a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 39% of our total gaming win comes from Maryland patrons and approximately 70% of our Capital Club® member gaming win comes from out of state patrons.

On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 (the “Act”), under which Delaware’s video lottery agents will be authorized to offer, through their websites, internet versions of their table games (including poker) and video lottery offerings.  All games will remain under the control and operation of the Delaware Lottery.  These internet gaming offerings capitalize on a recent United States Department of Justice ruling clarifying that wagering within a state’s boundaries does not violate the federal Wire Act.

Internet lottery games will, at least initially, be offered solely to persons within the State of Delaware.  This territorial limitation would not apply to gaming pursuant to an interstate compact.  Internet gaming participation will be limited to persons who meet the age requirements for equivalent non-internet games.

Revenues from the internet versions of table games and video lottery games will be distributed generally pursuant to the formula currently applicable to those games, with the exception that internet service provider costs will be deducted first, and the Lottery will retain the first $3.75 million of state-wide net proceeds.  The Act also eliminates and restructures certain fees currently paid by video lottery agents to incentivize agents to make capital expenditures, spend on marketing and promotions, and make debt service payments.  For the period July 1, 2011 to June 30, 2012, we paid a $1,540,000 gaming license fee which has been eliminated beginning July 1, 2012.  For the period July 1, 2012 to June 30, 2013, we paid a $2,241,000 table game license fee which will be reduced beginning July 1, 2013.  Based on current business levels, we estimate that this fee will be approximately $1,000,000 for the period July 1, 2013 to June 30, 2014.

We anticipate that we will begin offering internet gaming in early 2013 once the Delaware Lottery adopts regulations and secures contracts with internet service providers.

NOTE 3 - Summary of Significant Accounting Policies

Basis of consolidation—The consolidated financial statements include the accounts of Dover Downs Gaming & Entertainment, Inc. and its wholly owned subsidiaries.  Intercompany transactions and balances have been eliminated.

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets.  Changes in fair value are reported in other comprehensive earnings (loss).  See NOTE 6 — Stockholders’ Equity and NOTE 7 — Financial Instruments for further discussion.

Derivative Instruments and Hedging Activities—We are subject to interest rate risk on the variable component of the interest rate under our revolving credit agreement.  Effective January 15, 2009, we entered into a $35,000,000 interest rate swap agreement.  We have designated the interest rate swap as a cash flow hedge.  Changes in the fair value of the effective portion of the interest rate swap are recognized in other comprehensive earnings (loss) until the hedged item is recognized in earnings.  The interest rate swap expired in April 2012.  See NOTE 4 — Credit Facility and NOTE 7 — Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $101,473,000 and $97,990,000 as of June 30, 2012 and December 31, 2011, respectively.

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

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $2,107,000 and $2,050,000, respectively, at June 30, 2012 and December 31, 2011, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $5,149,000 and $10,431,000, and $5,128,000 and $10,116,000 for the three and six-month periods ended June 30, 2012 and 2011, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Net earnings per common share—Nonvested share-based payment awards that include rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing basic and diluted net earnings per common share (“EPS”)  is applied for all periods presented.  The following table sets forth the computation of EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings per common share — basic:
Net earnings	$1,817	$1,238	$4,188	$1,200
Net earnings allocated to nonvested restricted stock awards	42	29	97	28
Net earnings available to common stockholders	$1,775	$1,209	$4,091	$1,172

Weighted-average shares outstanding	31,745	31,646	31,744	31,645

Net earnings per common share — basic	$0.06	$0.04	$0.13	$0.04

Net earnings per common share — diluted:
Net earnings	$1,817	$1,238	$4,188	$1,200
Net earnings allocated to nonvested restricted stock awards	42	29	97	28
Net earnings available to common stockholders	$1,775	$1,209	$4,091	$1,172

Weighted-average shares outstanding	31,745	31,646	31,744	31,645
Dilutive stock options	—	—	—	—
Weighted-average shares and dilutive shares outstanding	31,745	31,646	31,744	31,645

Net earnings per common share — diluted	$0.06	$0.04	$0.13	$0.04

For the three and six-month periods ended June 30, 2011, weighted-average options to purchase 13,000 and 17,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.  There were no options outstanding during the three or six-month periods ended June 30, 2012.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $193,000 and $408,000, and $227,000 and $518,000 as general and administrative expenses for the three and six-month periods ended June 30, 2012 and 2011, respectively.  We recorded income tax benefit (expense) of $78,000 and ($98,000), and $92,000 and ($21,000) for the three and six-month periods ended June 30, 2012 and 2011, respectively, related to our restricted stock awards.

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

NOTE 4 — Credit Facility

At June 30, 2012, we had an $85,000,000 credit agreement with a bank group.  The maximum borrowing limit under the facility reduces to $80,000,000 as of March 31, 2013, $75,000,000 as of March 31, 2014 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 225 basis points (200 basis points at June 30, 2012) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum interest coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization and minimum tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2012, we were in compliance with all terms of the facility and there was $64,940,000 outstanding at a weighted average interest rate of 2.25%.  At June 30, 2012, $20,060,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of June 30, 2012 $19,696,000 could have been borrowed as of that date.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converted $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminated on April 17, 2012.  Pursuant to this agreement, we paid a fixed interest rate of 1.74%, plus a margin that varied between 150 and 225 basis points depending on our leverage ratio.  In return, the issuing lender refunded to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.

NOTE 5 — Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  We also maintain a non-qualified, non-contributory defined benefit pension plan for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.

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

For the first six months of 2011, we assumed a long-term rate of return on plan assets of 8.5%.  For the first six months of 2012, we lowered the long-term rate of return on plan assets to 8.0%.

The components of net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$—	$381,000	$—	$889,000
Interest cost	213,000	218,000	426,000	445,000
Expected return on plan assets	(227,000)	(198,000)	(454,000)	(419,000)
Curtailment gain	—	(13,000)	—	(13,000)
Recognized net actuarial loss	14,000	9,000	28,000	27,000
Amortization of prior service cost	—	2,000	—	4,000
	$—	$399,000	$—	$933,000

We contributed $125,000 and $300,000, and $496,000 and $799,000 to our pension plans during the three and six-month periods ended June 30, 2012 and 2011, respectively.  We expect to contribute approximately $600,000 to our pension plans in 2012.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$1,576	$1,660	$3,464	$108,090	$(2,284)
Net earnings	—	—	—	4,188	—
Dividends paid, $0.06 per share	—	—	—	(1,950)	—
Issuance of nonvested stock awards, net of forfeitures	19	—	(19)	—	—
Stock-based compensation	—	—	408	—	—
Unrealized gain on interest rate swap, net of income tax expense of $64	—	—	—	—	83
Change in net actuarial loss and prior service cost, net of income tax expense of $11	—	—	—	—	17
Unrealized gain on available-for-sale securities, net of income tax expense of $4	—	—	—	—	7
Repurchase and retirement of common stock	(5)	—	(102)	—	—
Balance at June 30, 2012	$1,590	$1,660	$3,751	$110,328	$(2,177)

As of June 30, 2012 and December 31, 2011, accumulated other comprehensive loss consists of the following:

	June 30, 2012	December 31, 2011
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,475,000 and $1,486,000, respectively	$(2,189,000)	$(2,206,000)
Unrealized loss on interest rate swap, net of income tax benefit of $0 and $64,000, respectively	—	(83,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $8,000 and $4,000, respectively	12,000	5,000
Accumulated other comprehensive loss	$(2,177,000)	$(2,284,000)

On July 25, 2012, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.03 per share.  The dividend is payable on September 10, 2012 to stockholders of record at the close of business on August 10, 2012.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2012 or 2011.  At June 30, 2012, we had remaining repurchase authority of 1,653,333 shares.

In April 2012, the Board of Directors and stockholders approved the 2012 Stock Incentive Plan to replace our 2002 Stock Incentive Plan which has expired.  An aggregate of 2,000,000 shares of Common Stock have been reserved for issuance under the 2012 Stock Incentive Plan.

During the six months ended June 30, 2012 and 2011, we purchased and retired 49,590 and 43,427 shares of our outstanding common stock for $107,000 and $150,000, respectively.  No purchases were made during the three months ended June 30, 2012 or 2011.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of June 30, 2012 and December 31, 2011:

	Total	Level 1	Level 2	Level 3
June 30, 2012
Available-for-sale securities	$225,000	$225,000	$—	$—

December 31, 2011
Available-for-sale securities	$213,000	$213,000	$—	$—
Interest rate swap	(147,000)	—	(147,000)	—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.

At June 30, 2012 and December 31, 2011, there was $64,940,000 and $69,000,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.  We are subject to interest rate risk on the variable component of the interest rate. As described in NOTE 4 — Credit Facility, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  The interest rate swap expired in April 2012.  At December 31, 2011, the interest rate swap had a negative fair value of $147,000 which is recorded in other liabilities.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.  We recognized $14,000 and $83,000, and $54,000 and $113,000, net of income taxes, in unrealized gains on our interest rate swap during the three and six-month periods ended June 30, 2012 and 2011, respectively.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

NOTE 8 - Related Party Transactions

During the three and six-month periods ended June 30, 2012 and 2011, we allocated costs of $512,000 and $933,000, and $559,000 and $997,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $46,000 and $129,000, and $133,000 and $201,000, respectively, to us for the three and six-month periods ended June 30, 2012 and 2011.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s June 2012 and May 2011 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $376,000 and $416,000, respectively.  Additionally, DVD invoiced us $143,000 and $239,000, and $150,000 and $246,000 in the three and six-month periods ended June 30, 2012 and 2011, respectively, for our rental of a skybox suite, tickets, display space and other services at DVD’s 2012 and 2011 NASCAR event weekends at Dover International Speedway.  As of June 30, 2012 and December 31, 2011, our consolidated balance sheets included a $2,000 receivable from and an $11,000 payable to DVD, respectively, for the aforementioned items.  We settled these items in July of 2012 and January 2012, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Approximately 90% of our revenue is derived from gaming win.  Several factors contribute to the win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the market,

•                  The quantity and types of slot machines and table games available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels,

•                  Marketing programs, and

•                  General economic conditions.

We believe that we hold a strong position in each of these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware.  We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive.  According to the 2010 United States Census, approximately 36.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, currently only the three existing horse racing facilities in the State are allowed to have a video lottery gaming license.  Our property is similar to properties found in the country’s largest gaming markets.  Our luxury hotel is the only casino-hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our slot marketing system to allow for more efficient marketing programs and the highest levels of customer service.  Our facility offers the most conference space of any hotel in Delaware and was expanded in the first quarter of 2012 to add 6,500 square feet of meeting space.

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

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Gaming revenues decreased by $798,000, or 1.5%, to $52,331,000 in the second quarter of 2012 as a result of lower win from slot machine play partially offset by higher revenue from our table game operations.  We believe that the decrease in slot win was primarily due to lower attendance at our facility from the opening of a large casino at Arundel Mills Mall in Maryland in June 2012.  Our average number of slot machines was 2,487 in the second quarter of 2012 as compared to 2,641 in the second quarter of 2011.

Other operating revenues were $6,024,000 in the second quarter of 2012 as compared to $5,686,000 in the second quarter of 2011.  Rooms revenue increased $259,000 in the second quarter of 2012 mainly due to an increase in convention sales.  Food and beverage revenues remained consistent at $3,655,000 in the second quarter of 2012 as compared to $3,641,000 in the second quarter of 2011.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $5,149,000 and $5,128,000 in the second quarter of 2012 and 2011, respectively.

Gaming expenses decreased by $750,000, or 1.6%, primarily from lower gaming taxes as a result of the lower gaming revenues, and from other expense reductions.

On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 which among other things eliminates and restructures certain fees currently paid by video lottery agents.  For the period July 1, 2011 to June 30, 2012, we paid a $1,540,000 gaming license fee which has been eliminated beginning July 1, 2012.  For the period July 1, 2012 to June 30, 2013, we paid a $2,241,000 table game license fee which will be reduced beginning July 1, 2013.  Based on current business levels, we estimate that this fee will be approximately $1,000,000 for the period July 1, 2013 to June 30, 2014.

Other operating expenses increased to $4,339,000 in the second quarter of 2012 as compared to $4,176,000 in the second quarter of 2011 primarily due to the higher other operating revenues.

General and administrative expenses were $1,508,000 in the second quarter of 2012 as compared to $1,614,000 in the second quarter of 2011.  The decrease was primarily due to lower employee benefit costs during the second quarter of 2012, primarily from freezing our pension plan effective July 31, 2011 and lower stock based compensation costs.

Depreciation expense decreased to $2,566,000 in the second quarter of 2012 as compared to $2,901,000 in the second quarter of 2011 primarily as a result of certain assets becoming fully depreciated.

Interest expense decreased by $364,000 due to lower outstanding borrowings during the second quarter of 2012 and lower interest rates as a result of entering into a new credit facility on June 17, 2011.

Our effective income tax rate was 40.2% in the second quarter of 2012 as compared to 39.9% in the second quarter of 2011.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Gaming revenues increased by $3,344,000, or 3.1%, to $110,805,000 in the first six months of 2012 as a result of higher win from slot machine play and higher revenue from our table game operations.  We believe that the increase in revenues was due to targeted marketing efforts, our commitment to provide superior customer service, mild weather compared to last year and an additional day during the first quarter due to leap year.  Our average number of slot machines was 2,493 in the first six months of 2012 as compared to 2,644 in the first six months of 2011.

Other operating revenues were $11,634,000 in the first six months of 2012 as compared to $10,760,000 in the first six months of 2011.  Rooms revenue increased $488,000 in the first six months of 2012 mainly due to an increase in convention and transient sales.  Food and beverage revenues increased $280,000 to $7,346,000 from $7,066,000 in the first six months of 2011 due primarily to higher banquet sales and higher revenues in our Garden Café restaurant.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $10,431,000 and $10,116,000 in the first six months of 2012 and 2011, respectively.

Gaming expenses increased by $737,000 primarily as a result higher gaming taxes, vendor fees and harness horse racing purses that result from increased gaming revenues.  Partially offsetting these increases was a decrease in advertising costs in the first six months of 2012.

On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 which among other things eliminates and restructures certain fees currently paid by video lottery agents.  For the period July 1, 2011 to June 30, 2012, we paid a $1,540,000 gaming license fee which has been eliminated beginning July 1, 2012.  For the period July 1, 2012 to June 30, 2013, we paid a $2,241,000 table game license fee which will be reduced beginning July 1, 2013.  Based on current business levels, we estimate that this fee will be approximately $1,000,000 for the period July 1, 2013 to June 30, 2014.

Other operating expenses increased to $8,239,000 in the first six months of 2012 as compared to $8,049,000 in the first six months of 2011 primarily due to the higher other operating revenues.

General and administrative expenses were $3,064,000 in the first six months of 2012 as compared to $3,393,000 in the first six months of 2011.  The decrease was primarily due to lower employee benefit costs during the first half of 2012, primarily from freezing our pension plan effective July 31, 2011 and lower stock based compensation costs.

Depreciation expense decreased to $5,246,000 in the first six months of 2012 as compared to $6,045,000 in the first six months of 2011 primarily as a result of certain assets becoming fully depreciated.

Interest expense decreased by $589,000 due to lower outstanding borrowings during the first six months of 2012 and lower interest rates as a result of entering into a new credit facility on June 17, 2011.

Our effective income tax rate was 43.7% in the first six months of 2012 as compared to 49.6% in the first six months of 2011.  The high rate in 2011 was the result of the impact the non-deductible portion of the restricted stock awards that vested during the first half of 2011 had on our lower pre-tax earnings.

Liquidity and Capital Resources

Net cash provided by operating activities was $6,882,000 for the six months ended June 30, 2012 compared to $1,785,000 for the six months ended June 30, 2011.  The increase was primarily due to the increase in earnings before income taxes.  Additionally, we paid two annual license fees on our table game operations in the first six months of 2011, which related to the 12 months ended June 30, 2011 and the 12 months ended June 30, 2012.  In the first six months of 2012, we paid one table game license fee for the 12 months ending June 30, 2013.

Net cash used in investing activities was $1,847,000 for the six months ended June 30, 2012 compared to $1,033,000 for the six months ended June 30, 2011 and was primarily related to capital improvements.  Capital expenditures for the first six months of 2012 related primarily to the renovation of our Festival Buffet, the construction of additional meeting space, upgrading our computer systems and equipment purchases.  Capital expenditures for the first six months of 2011 related primarily to upgrading our computer systems, replacing our casino carpet and other facility improvements.

Net cash used in financing activities was $6,117,000 for the six months ended June 30, 2012 compared to $5,862,000 for the six months ended June 30, 2011.  During the first six months of 2012, we repaid $4,060,000 of our credit facility compared to $3,500,000 during the first six months of 2011.  We paid $1,950,000 and $1,944,000 in cash dividends during the first six months of 2012 and 2011, respectively.  We repurchased and retired $107,000 of our outstanding common stock during the first six months of 2012 compared to $150,000 during the first six months of 2011.

On July 25, 2012, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.03 per share.  The dividend is payable on September 10, 2012 to shareholders of record at the close of business on August 10, 2012.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the six months ended June 30, 2012 or 2011.  At June 30, 2012, we had remaining repurchase authority of 1,653,333 shares.

Based on current business conditions, we expect to make capital expenditures of approximately $300,000-$500,000 during the remainder of 2012.  Additionally, we contributed $300,000 to our pension plans through the first six months of 2012.  We expect to contribute approximately $600,000 to our pension plans in 2012.

At June 30, 2012, we had an $85,000,000 credit agreement with a bank group.  The maximum borrowing limit under the facility reduces to $80,000,000 as of March 31, 2013, $75,000,000 as of March 31, 2014 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 225 basis points (200 basis points at June 30, 2012) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum interest coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization and minimum tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2012, we were in compliance with all terms of the facility and there was $64,940,000 outstanding at a weighted average interest rate of 2.25%.  At June 30, 2012, $20,060,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of June 30, 2012 $19,696,000 could have been borrowed as of that date.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converted $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminated on April 17, 2012.  Pursuant to this agreement, we paid a fixed interest rate of 1.74%, plus a margin that varied between 150 and 225 basis points depending on our leverage ratio.  In return, the issuing lender refunded to us the variable-rate interest paid to the bank group under our revolving credit agreement on the same notional principal amount, excluding the margin.

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

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 — are expected to have a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 39% of our total gaming win comes from Maryland patrons and approximately 70% of our Capital Club® member gaming win comes from out of state patrons.

On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 (the “Act”), under which Delaware’s video lottery agents will be authorized to offer, through their websites, internet versions of their table games (including poker) and video lottery offerings.  All games will remain under the control and operation of the Delaware Lottery.  These internet gaming offerings capitalize on a recent United States Department of Justice ruling clarifying that wagering within a state’s boundaries does not violate the federal Wire Act.

Internet lottery games will, at least initially, be offered solely to persons within the State of Delaware.  This territorial limitation would not apply to gaming pursuant to an interstate compact.  Internet gaming participation will be limited to persons who meet the age requirements for equivalent non-internet games.

Revenues from the internet versions of table games and video lottery games will be distributed generally pursuant to the formula currently applicable to those games, with the exception that internet service provider costs will be deducted first, and the Lottery will retain the first $3.75 million of state-wide net proceeds.  The Act also eliminates and restructures certain fees currently paid by video lottery agents to incentivize agents to make capital expenditures, spend on marketing and promotions, and make debt service payments.  For the period July 1, 2011 to June 30, 2012, we paid a $1,540,000 gaming license fee which has been eliminated beginning July 1, 2012.  For the period July 1, 2012 to June 30, 2013, we paid a $2,241,000 table game license fee which will be reduced beginning July 1, 2013.  Based on current business levels, we estimate that this fee will be approximately $1,000,000 for the period July 1, 2013 to June 30, 2014.

We anticipate that we will begin offering internet gaming in early 2013 once the Delaware Lottery adopts regulations and secures contracts with internet service providers.

Contractual Obligations

At June 30, 2012, we had the following contractual obligations:

		Payments Due by Period
	Total	2012	2013 — 2014	2015 — 2016	Thereafter
Revolving line of credit(a)	$64,940,000	$—	$64,940,000	$—	$—
Estimated interest payments on revolving line of credit(b)	2,856,000	729,000	2,127,000	—	—
Pension contributions(c)	300,000	300,000	—	—	—
	$68,096,000	$1,029,000	$67,067,000	$—	$—

(a) Our current credit facility expires on June 17, 2014.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of June 30, 2012 and current interest rates.

(c) We expect to contribute approximately $600,000 to our pension plans for 2012, of which $300,000 was contributed in the first six months of 2012.  Effective July 31, 2011, we froze our pension plans which should result in reduced contributions after 2011.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2012 that are of significance, or potential significance, to us.

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

Based on their evaluation as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 — are expected to have a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 39% of our total gaming win comes from Maryland patrons and approximately 70% of our Capital Club® member gaming win comes from out of state patrons.

All states in our geographic region have state-run lotteries.  State run lotteries are no longer prohibited by federal law from offering lottery products or other gaming opportunities over the internet or through mobile applications if permitted by state law.

Delaware and Nevada have passed legislation authorizing internet gaming and other states are pursuing or exploring the legalization of internet gaming in various forms — from state run lotteries to privately run casino games, including online poker.  States are aggressively seeking new revenue streams through gaming.  New Jersey is even pursuing sports betting despite a federal law that prohibits it from doing so.

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

Slot machine gaming, table games, sports betting, internet gaming, harness horse racing and pari-mutuel wagering are subject to extensive government regulation.  Delaware law regulates the win we are entitled to retain and the percentage of commission we are entitled to receive from our gaming revenues, which comprises a significant portion of our overall revenues.  The State granted us a license to conduct our gaming operations and a license to conduct harness horse races and pari-mutuel wagering.  The laws under which these licenses are granted could be modified or repealed at any time and we could be required to terminate our gaming operations.  If we are required to terminate our gaming operations or if the amount of the commission we receive from the State for conducting our gaming operations is decreased, our business operations and overall profitability would be significantly impaired.

On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 (the “Act”), under which Delaware’s video lottery agents will be authorized to offer, through their websites, internet versions of their table games (including poker) and video lottery offerings.  There have been discussions in Congress to regulate various forms of internet gaming and it is possible that new federal laws may preempt state laws relative to the regulation or taxation of internet gaming.  Internet gaming may even be proscribed entirely by federal law much as sports betting is proscribed by federal law in all but four states.

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

We Have a Significant Amount of Indebtedness

As of June 30, 2012, we had total outstanding long-term debt of $64,940,000 under our credit facility.  This indebtedness and any future increases in our outstanding borrowings or decreases in our operating profits could:

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

If the new casino at Arundel Mills Mall in Maryland which opened in June 2012 has a larger adverse impact on our operations than anticipated, our ability to comply with our debt covenants over the next twelve months could be impacted.

We Do Not Own Or Lease Our Slot Machines And Related Technology

We do not own or lease the slot machines or computer systems used by the State in connection with our video lottery gaming operations.  The Lottery Director enters into contracts directly with the providers of the slot machines and computer systems and we are not a party to those negotiations.  At our expense, the State purchases or leases all equipment and the Lottery Director licenses all technology providers.  The State will also contract directly with the providers of the computer systems required for internet gaming.  Our operations could be disrupted if a licensed technology provider violates its agreement with the State or ceases to be licensed for any reason.  Such an event would be outside of our control and could adversely affect our gaming revenues.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No repurchases were made in the first six months of 2012 and we had remaining purchase authority of 1,653,333 shares.

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

DATED:	August 8, 2012	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)