Form 10-Q
period 2012-09-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2012-11-09
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	15,895,348 shares
Class A Common Stock -	16,603,173 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Gaming	$49,001	$54,935	$159,806	$162,396
Other operating	5,913	5,167	17,547	15,927
	54,914	60,102	177,353	178,323
Expenses:
Gaming	44,508	48,218	141,951	144,924
Other operating	4,111	3,676	12,350	11,725
General and administrative	1,464	1,461	4,528	4,854
Depreciation	2,523	2,823	7,769	8,868
	52,606	56,178	166,598	170,371

Operating earnings	2,308	3,924	10,755	7,952

Loss on extinguishment of debt	—	—	—	45
Interest expense	405	646	1,417	2,247

Earnings before income taxes	1,903	3,278	9,338	5,660

Income taxes	756	1,239	4,003	2,421

Net earnings	1,147	2,039	5,335	3,239

Unrealized gain on interest rate swap, net of income taxes	—	81	83	194

Change in pension net actuarial loss and prior service cost, net of income taxes	9	—	26	1,227

Unrealized gain (loss) on available-for-sale securities, net of income taxes	4	(14)	11	(12)

Comprehensive earnings	$1,160	$2,106	$5,455	$4,648

Net earnings per common share:
Basic	$0.04	$0.06	$0.16	$0.10
Diluted	$0.04	$0.06	$0.16	$0.10

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$15,828	$18,634
Accounts receivable	3,133	3,982
Due from State of Delaware	11,134	9,440
Inventories	2,084	1,860
Prepaid expenses and other	4,612	3,659
Deferred income taxes	1,319	1,317
Total current assets	38,110	38,892

Property and equipment, net	170,804	176,415
Other assets	785	877
Total assets	$209,699	$216,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,536	$4,035
Purses due horsemen	11,140	9,004
Accrued liabilities	10,129	11,912
Payable to Dover Motorsports, Inc.	—	11
Income taxes payable	445	444
Deferred revenue	331	254
Total current liabilities	24,581	25,660

Revolving line of credit	61,500	69,000
Liability for pension benefits	5,152	5,570
Other liabilities	—	147
Deferred income taxes	2,937	3,301
Total liabilities	94,170	103,678

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,895,348 and 15,763,338, respectively	1,590	1,576
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 16,603,173 and 16,603,173, respectively	1,660	1,660
Additional paid-in capital	3,943	3,464
Retained earnings	110,500	108,090
Accumulated other comprehensive loss	(2,164)	(2,284)
Total stockholders’ equity	115,529	112,506
Total liabilities and stockholders’ equity	$209,699	$216,184

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net earnings	$5,335	$3,239
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,769	8,868
Amortization of credit facility origination fees	74	67
Stock-based compensation	600	745
Deferred income taxes	(126)	320
Loss on extinguishment of debt	—	45
Changes in assets and liabilities:
Accounts receivable	849	1,114
Due from State of Delaware	(1,694)	(423)
Inventories	(224)	(215)
Prepaid expenses and other	(917)	(1,865)
Accounts payable	(1,499)	1,083
Purses due horsemen	2,136	431
Accrued liabilities	(1,783)	(3,976)
Payable to/receivable from Dover Motorsports, Inc.	(11)	14
Income taxes payable/receivable	(327)	146
Deferred revenue	77	(42)
Other liabilities	(375)	(412)
Net cash provided by operating activities	9,884	9,139

Investing activities:
Capital expenditures	(2,158)	(1,438)
Proceeds from the sale of available-for-sale securities	—	127
Purchase of available-for-sale securities	—	(202)
Net cash used in investing activities	(2,158)	(1,513)

Financing activities:
Borrowings from revolving line of credit	12,910	168,943
Repayments of revolving line of credit	(20,410)	(176,028)
Dividends paid	(2,925)	(2,916)
Repurchase of common stock	(107)	(150)
Credit facility fees	—	(268)
Net cash used in financing activities	(10,532)	(10,419)

Net decrease in cash	(2,806)	(2,793)
Cash, beginning of period	18,634	18,819
Cash, end of period	$15,828	$16,026

Supplemental information:
Interest paid	$1,367	$2,246
Income tax payments	$4,457	$1,955

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 9, 2012.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 35% of our total gaming win comes from Maryland patrons and approximately 68% of our Capital Club® member gaming win comes from out of state patrons.

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

Revenues from the internet versions of table games and video lottery games will be distributed generally pursuant to the formula currently applicable to those games, with the exception that internet service provider costs will be deducted first, and the Delaware Lottery will retain the first $3.75 million of state-wide net proceeds.  The Act also eliminates and restructures certain fees currently paid by video lottery agents to incentivize agents to make capital expenditures, spend on marketing and promotions, and make debt service payments.  For the period July 1, 2011 to June 30, 2012, we paid a $1,540,000 gaming license fee which has been eliminated beginning July 1, 2012.  For the period July 1, 2012 to June 30, 2013, we paid a $2,241,000 table game license fee which will be reduced beginning July 1, 2013.  Based on current business levels, we estimate that this fee will be approximately $1,000,000 for the period July 1, 2013 to June 30, 2014.

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

Derivative Instruments and Hedging Activities—We are subject to interest rate risk on the variable component of the interest rate under our revolving credit agreement.  Effective January 15, 2009, we entered into a $35,000,000 interest rate swap agreement.  We designated the interest rate swap as a cash flow hedge.  Changes in the fair value of the effective portion of the interest rate swap were recognized in other comprehensive earnings (loss) until the hedged item was recognized in earnings.  The interest rate swap expired in April 2012.  See NOTE 4 — Credit Facility and NOTE 7 — Financial Instruments for further discussion.

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $103,969,000 and $97,990,000 as of September 30, 2012 and December 31, 2011, respectively.

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

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $2,073,000 and $2,050,000, respectively, at September 30, 2012 and December 31, 2011, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $5,268,000 and $15,699,000, and $5,207,000 and $15,323,000 for the three and nine-month periods ended September 30, 2012 and 2011, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings per common share — basic:
Net earnings	$1,147	$2,039	$5,335	$3,239
Net earnings allocated to nonvested restricted stock awards	26	48	123	76
Net earnings available to common stockholders	$1,121	$1,991	$5,212	$3,163

Weighted-average shares outstanding	31,745	31,646	31,744	31,645

Net earnings per common share — basic	$0.04	$0.06	$0.16	$0.10

Net earnings per common share — diluted:
Net earnings	$1,147	$2,039	$5,335	$3,239
Net earnings allocated to nonvested restricted stock awards	26	48	123	76
Net earnings available to common stockholders	$1,121	$1,991	$5,212	$3,163

Weighted-average shares outstanding	31,745	31,646	31,744	31,645
Dilutive stock options	—	—	—	—
Weighted-average shares and dilutive shares outstanding	31,745	31,646	31,744	31,645

Net earnings per common share — diluted	$0.04	$0.06	$0.16	$0.10

For the three and nine-month periods ended September 30, 2011, weighted-average options to purchase 1,000 and 12,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.  There were no options outstanding during the three or nine-month periods ended September 30, 2012.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $192,000 and $600,000, and $227,000 and $745,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2012 and 2011, respectively.  We recorded income tax benefit (expense) of $78,000 and ($20,000), and $92,000 and $71,000 for the three and nine-month periods ended September 30, 2012 and 2011, respectively, related to our restricted stock awards.

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

NOTE 4 — Credit Facility

At September 30, 2012, we had an $85,000,000 credit agreement with a bank group.  The maximum borrowing limit under the facility reduces to $80,000,000 as of March 31, 2013, $75,000,000 as of March 31, 2014 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 225 basis points (200 basis points at September 30, 2012) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum interest coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization and minimum tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2012, we were in compliance with all terms of the facility and there was $61,500,000 outstanding at a weighted average interest rate of 2.21%.  At September 30, 2012, $23,500,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of September 30, 2012 $17,241,000 could have been borrowed as of that date.

As discussed in NOTE 2 — Business Operations, new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability.  In addition, we closed the casino for two days on October 29th and 30th due to Hurricane Sandy which will adversely affect our operating results for the quarter ended December 31, 2012.  We are reevaluating our projections due to the adverse effects from the new competition and Hurricane Sandy, and to the extent we have underestimated these and are not able to address our cost structure on a timely basis, there is some uncertainty about our ability to comply with the leverage ratio covenant in our revolving credit facility in the second quarter of 2013.  While we believe that, if necessary, our lenders would work with us to amend our credit agreement in order for us to be able to maintain compliance with our financial covenants for at least the next twelve months, there can be no assurance that we would be able to negotiate an acceptable amendment and there can be no assurance that a financial covenant violation will not result in the acceleration of all of our outstanding debt.  Such an acceleration would have a material adverse effect on our liquidity and financial position.

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

We previously disclosed our intention to create a new non-elective, non-qualified supplemental executive retirement plan (“SERP”) in connection with the freezing of our pension plan.  The SERP has now been created but it has not been funded.  Its purpose is to provide deferred compensation to certain highly compensated employees that roughly approximate the value of benefits being lost by the freezing of the pension plan which are not offset by our enhanced 401(k) savings plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.

For the first nine months of 2011, we assumed a long-term rate of return on plan assets of 8.5%.  For the first nine months of 2012, we lowered the long-term rate of return on plan assets to 8.0%.

The components of net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$—	$75,000	$—	$964,000
Interest cost	213,000	210,000	639,000	655,000
Expected return on plan assets	(227,000)	(230,000)	(681,000)	(649,000)
Curtailment gain	—	—	—	(13,000)
Recognized net actuarial loss	14,000	—	42,000	27,000
Amortization of prior service cost	—	—	—	4,000
	$—	$55,000	$—	$988,000

We contributed $125,000 and $425,000, and $676,000 and $1,475,000 to our pension plans during the three and nine-month periods ended September 30, 2012 and 2011, respectively.  We do not expect to make any further contributions to our pension plans in 2012.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$1,576	$1,660	$3,464	$108,090	$(2,284)
Net earnings	—	—	—	5,335	—
Dividends paid, $0.09 per share	—	—	—	(2,925)	—
Issuance of nonvested stock awards, net of forfeitures	19	—	(19)	—	—
Stock-based compensation	—	—	600	—	—
Unrealized gain on interest rate swap, net of income tax expense of $64	—	—	—	—	83
Change in net actuarial loss and prior service cost, net of income tax expense of $17	—	—	—	—	26
Unrealized gain on available-for-sale securities, net of income tax expense of $7	—	—	—	—	11
Repurchase and retirement of common stock	(5)	—	(102)	—	—
Balance at September 30, 2012	$1,590	$1,660	$3,943	$110,500	$(2,164)

As of September 30, 2012 and December 31, 2011, accumulated other comprehensive loss consists of the following:

	September 30, 2012	December 31, 2011
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $1,469,000 and $1,486,000, respectively	$(2,180,000)	$(2,206,000)
Unrealized loss on interest rate swap, net of income tax benefit of $0 and $64,000, respectively	—	(83,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $11,000 and $4,000, respectively	16,000	5,000
Accumulated other comprehensive loss	$(2,164,000)	$(2,284,000)

On October 24, 2012, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $.02 per share.  The dividend is payable on December 10, 2012 to stockholders of record at the close of business on November 9, 2012.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2012 or 2011.  At September 30, 2012, we had remaining repurchase authority of 1,653,333 shares.

In April 2012, the Board of Directors and stockholders approved the 2012 Stock Incentive Plan to replace our 2002 Stock Incentive Plan which has expired.  An aggregate of 2,000,000 shares of Common Stock have been reserved for issuance under the 2012 Stock Incentive Plan.

During the nine months ended September 30, 2012 and 2011, we purchased and retired 49,590 and 43,427 shares of our outstanding common stock for $107,000 and $150,000, respectively.  No purchases were made during the three months ended September 30, 2012 or 2011.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of September 30, 2012 and December 31, 2011:

	Total	Level 1	Level 2	Level 3
September 30, 2012
Available-for-sale securities	$234,000	$234,000	$—	$—

December 31, 2011
Available-for-sale securities	$213,000	$213,000	$—	$—
Interest rate swap	(147,000)	—	(147,000)	—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other non-current assets on our consolidated balance sheets.

At September 30, 2012 and December 31, 2011, there was $61,500,000 and $69,000,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.  We are subject to interest rate risk on the variable component of the interest rate. As described in NOTE 4 — Credit Facility, we entered into an interest rate swap agreement effectively converting a portion of the outstanding borrowings under the revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  The interest rate swap expired in April 2012.  At December 31, 2011, the interest rate swap had a negative fair value of $147,000 which is recorded in other liabilities.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.  We recognized $0 and $83,000, and $81,000 and $194,000, net of income taxes, in unrealized gains on our interest rate swap during the three and nine-month periods ended September 30, 2012 and 2011, respectively.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

NOTE 8 - Related Party Transactions

During the three and nine-month periods ended September 30, 2012 and 2011, we allocated costs of $491,000 and $1,424,000, and $476,000 and $1,473,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $29,000 and $158,000, and $66,000 and $267,000, respectively, to us for the three and nine-month periods ended September 30, 2012 and 2011.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $396,000 and $772,000, and $0 and $416,000, respectively.  Additionally, DVD invoiced us $143,000 and $382,000, and $0 and $246,000 in the three and nine-month periods ended September 30, 2012 and 2011, respectively, for our rental of a skybox suite, tickets, display space and other services at DVD’s 2012 and 2011 NASCAR event weekends at Dover International Speedway.  As of September 30, 2012, there was no amount due to or from DVD.  As of December 31, 2011, our consolidated balance sheet included an $11,000 payable to DVD for the aforementioned items.  We settled this item in January 2012.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

Gaming revenues decreased by $5,934,000, or 10.8%, to $49,001,000 in the third quarter of 2012 as a result of lower win from slot machine play.  Revenue from our table game operations increased slightly in the third quarter of 2012.  We believe that the decrease in slot win was primarily due to lower attendance at our facility from the opening of a large casino at Arundel Mills Mall in Maryland in June 2012 and their subsequent expansion in September 2012.

Other operating revenues were $5,913,000 in the third quarter of 2012 as compared to $5,167,000 in the third quarter of 2011.  Rooms revenue increased $230,000 in the third quarter of 2012 mainly due to an increase in convention sales and race weekend sales.  Food and beverage revenues increased to $3,446,000 in the third quarter of 2012 from $3,065,000 in the third quarter of 2011 primarily due to race weekend catering services revenues.  These increases in race weekend room sales and catering services revenues were the result of changes in the timing of the race schedule at Dover International Speedway.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $5,268,000 and $5,207,000 in the third quarter of 2012 and 2011, respectively.

Gaming expenses decreased by $3,710,000, or 7.7%, primarily from lower gaming taxes as a result of the lower gaming revenues.

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

Other operating expenses increased to $4,111,000 in the third quarter of 2012 as compared to $3,676,000 in the third quarter of 2011 primarily due to the higher other operating revenues.

General and administrative expenses remained consistent at $1,464,000 in the third quarter of 2012 as compared to $1,461,000 in the third quarter of 2011.

Depreciation expense decreased to $2,523,000 in the third quarter of 2012 from $2,823,000 in the third quarter of 2011 primarily as a result of certain assets becoming fully depreciated.

Interest expense decreased by $241,000 due to lower outstanding borrowings and lower interest rates during the third quarter of 2012.

Our effective income tax rate was 39.7% in the third quarter of 2012 as compared to 37.8% in the third quarter of 2011.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

Gaming revenues decreased by $2,590,000, or 1.6%, to $159,806,000 in the first nine months of 2012 as a result of lower win from slot machine play partially offset by an increase in table game revenue.  We believe that the decrease in slot win was primarily due to lower attendance at our facility from the opening of a large casino at Arundel Mills Mall in Maryland in June 2012 and their subsequent expansion in September 2012.

Other operating revenues were $17,547,000 in the first nine months of 2012 as compared to $15,927,000 in the first nine months of 2011.  Rooms revenue increased $718,000 in the first nine months of 2012 mainly due to an increase in convention, race weekend and transient sales.  Food and beverage revenues increased $661,000 to $10,792,000 from $10,131,000 in the first nine months of 2011 due primarily to higher banquet sales, race weekend catering services revenue and higher revenues in our Garden Café restaurant.  These increases in race weekend room sales and catering services revenue were the result of changes in the timing of the race schedule at Dover International Speedway.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $15,699,000 and $15,323,000 in the first nine months of 2012 and 2011, respectively.

Gaming expenses decreased by $2,973,000 primarily from lower gaming taxes as a result of the lower gaming revenues and lower marketing and other operating expenses in the first nine months of 2012.

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

Other operating expenses increased to $12,350,000 in the first nine months of 2012 from $11,725,000 in the first nine months of 2011 primarily due to the higher other operating revenues.

General and administrative expenses were $4,528,000 in the first nine months of 2012 as compared to $4,854,000 in the first nine months of 2011.  The decrease was primarily due to lower employee benefit costs during the first nine months of 2012, primarily from freezing our pension plan effective July 31, 2011 and lower stock based compensation costs.

Depreciation expense decreased to $7,769,000 in the first nine months of 2012 as compared to $8,868,000 in the first nine months of 2011 primarily as a result of certain assets becoming fully depreciated.

Interest expense decreased by $830,000 due to lower outstanding borrowings during the first nine months of 2012 and lower interest rates as a result of entering into a new credit facility on June 17, 2011.

Our effective income tax rate was 42.9% in the first nine months of 2012 as compared to 42.8% in the first nine months of 2011.

Liquidity and Capital Resources

Net cash provided by operating activities was $9,884,000 for the nine months ended September 30, 2012 compared to $9,139,000 for the nine months ended September 30, 2011.  The increase was primarily due to the timing of annual license fee payments on our table game operations, partially offset by the timing of payments to the Delaware State Lottery Office for its portion of the slot win.  We paid two annual license fees on our table game operations in the first nine months of 2011, which related to the 12 months ended June 30, 2011 and the 12 months ended June 30, 2012.  In the first nine months of 2012, we paid one table game license fee for the 12 months ending June 30, 2013.

Net cash used in investing activities was $2,158,000 for the nine months ended September 30, 2012 compared to $1,513,000 for the nine months ended September 30, 2011 and was primarily related to capital improvements.  Capital expenditures for the first nine months of 2012 related primarily to the renovation of our Festival Buffet, the construction of additional meeting space, upgrading our computer systems and equipment purchases.  Capital expenditures for the first nine months of 2011 related primarily to upgrading our computer systems, replacing our casino carpet and other facility improvements.

Net cash used in financing activities was $10,532,000 for the nine months ended September 30, 2012 compared to $10,419,000 for the nine months ended September 30, 2011.  During the first nine months of 2012, we had net repayments of $7,500,000 on our credit facility compared to $7,085,000 during the first nine months of 2011.  We paid $2,925,000 and $2,916,000 in cash dividends during the first nine months of 2012 and 2011, respectively.  We repurchased and retired $107,000 of our outstanding common stock during the first nine months of 2012 compared to $150,000 during the first nine months of 2011.

On October 24, 2012, our Board of Directors declared a quarterly cash dividend on both classes of common stock of $0.02 per share.  The dividend is payable on December 10, 2012 to shareholders of record at the close of business on November 9, 2012.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the nine months ended September 30, 2012 or 2011.  At September 30, 2012, we had remaining repurchase authority of 1,653,333 shares.

Based on current business conditions, we expect to make capital expenditures of approximately $500,000 — $750,000 during the remainder of 2012.  Additionally, we contributed $425,000 to our pension plans through the first nine months of 2012.  We do not expect to make any further contributions to our pension plans in 2012.

At September 30, 2012, we had an $85,000,000 credit agreement with a bank group.  The maximum borrowing limit under the facility reduces to $80,000,000 as of March 31, 2013, $75,000,000 as of March 31, 2014 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 225 basis points (200 basis points at September 30, 2012) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum interest coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization and minimum tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2012, we were in compliance with all terms of the facility and there was $61,500,000 outstanding at a weighted average interest rate of 2.21%.  At September 30, 2012, $23,500,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of September 30, 2012 $17,241,000 could have been borrowed as of that date.

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

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 35% of our total gaming win comes from Maryland patrons and approximately 68% of our Capital Club® member gaming win comes from out-of-state patrons.  In addition, we closed the casino for two days on October 29th and 30th due to Hurricane Sandy which will adversely affect our operating results for the quarter ended December 31, 2012.  We are reevaluating our projections due to the adverse effects from the new competition and Hurricane Sandy, and to the extent we have underestimated these and are not able to address our cost structure on a timely basis, there is some uncertainty about our ability to comply with the leverage ratio covenant in our revolving credit facility in the second quarter of 2013.  As of September 30, 2012, we have $61,500,000 outstanding under our revolving credit facility which expires on June 17, 2014.  While we believe that, if necessary, our lenders would work with us to amend our credit agreement in order for us to be able to maintain compliance with our financial covenants for at least the next twelve months, there can be no assurance that we would be able to negotiate an acceptable amendment and there can be no assurance that a financial covenant violation will not result in the acceleration of all of our outstanding debt.  Such an acceleration would have a material adverse effect on our liquidity and financial position.

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

Contractual Obligations

At September 30, 2012, we had the following contractual obligations:

		Payments Due by Period
	Total	2012	2013 — 2014	2015 — 2016	Thereafter
Revolving line of credit(a)	$61,500,000	$—	$61,500,000	$—	$—
Estimated interest payments on revolving line of credit(b)	2,326,000	340,000	1,986,000	—	—
	$63,826,000	$340,000	$63,486,000	$—	$—

(a) Our current credit facility expires on June 17, 2014.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2012 and current interest rates.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2012 that are of significance, or potential significance, to us.

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

Based on their evaluation as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, the proliferation of internet gaming or the legalization of additional gaming venues in Delaware, are expected to have a material adverse effect on our cash flows and results of operations. Delaware is surrounded by jurisdictions which permit slot machines, such as Pennsylvania, New Jersey, Maryland and West Virginia, and all of these jurisdictions — with the exception of Maryland — also permit table games.

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 35% of our total gaming win comes from Maryland patrons and approximately 68% of our Capital Club® member gaming win comes from out of state patrons.

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

We Have a Significant Amount of Indebtedness

As of September 30, 2012, we had total outstanding long-term debt of $61,500,000 under our credit facility.  This indebtedness and any future increases in our outstanding borrowings or decreases in our operating profits could:

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

New venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability.  In addition, we closed the casino for two days on October 29th and 30th due to Hurricane Sandy which will adversely affect our operating results for the quarter ended December 31, 2012.  We are reevaluating our projections due to the adverse effects from the new competition and Hurricane Sandy, and to the extent we have underestimated these and are not able to address our cost structure on a timely basis, there is some uncertainty about our ability to comply with the leverage ratio covenant in our revolving credit facility in the second quarter of 2013.  While we believe that, if necessary, our lenders would work with us to amend our credit agreement in order for us to be able to maintain compliance with our financial covenants for at least the next twelve months, there can be no assurance that we would be able to negotiate an acceptable amendment and there can be no assurance that a financial covenant violation will not result in the acceleration of all of our outstanding debt.  Such an acceleration would have a material adverse effect on our liquidity and financial position.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No repurchases were made in the first nine months of 2012 and we had remaining purchase authority of 1,653,333 shares.

Item 3.                                 Defaults Upon Senior Securities

None.

Item 4.                                 Mine Safety Disclosures

Not applicable.

Item 5.                                 Other Information

None.

Item 6.                                 Exhibits

10.1	Dover Downs Gaming & Entertainment, Inc. Supplemental Executive Retirement Savings Plan Dated November 9, 2012

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	XBRL Instance Document*

101.2	XBRL Taxonomy Extension Schema Document*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document*

101.4	XBRL Taxonomy Extension Definition Linkbase Document*

101.5	XBRL Taxonomy Extension Label Linkbase Document*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document*

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

DATED:	November 9, 2012	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)