Form 10-K
period 2012-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2013-03-15
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $45,794,375 as of June 30, 2012 (the last day of our most recently completed second quarter).

As of February 28, 2013, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -                                                                      17,759,279 shares

Class A Common Stock -                          14,870,673 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 24, 2013 are incorporated by reference into Part III, Items 10 through 14 of this report.

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

Dover Downs, Inc. is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code.  Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement.

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis.  In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 44 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey.  These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 34% of our total gaming win comes from Maryland patrons and approximately 65% of our Capital Club® member gaming win comes from out of state patrons.

On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 (the “Act”), under which Delaware’s video lottery agents will be authorized to offer, through their websites, internet versions of their table games (including poker and bingo) and video lottery offerings.  All games will remain under the control and operation of the Delaware Lottery.  These internet gaming offerings capitalize on a recent United States Department of Justice ruling clarifying that wagering within a state’s boundaries does not violate the federal Wire Act.

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

We anticipate that we will begin offering internet gaming in the third quarter of 2013 once the Delaware Lottery adopts regulations and secures contracts with internet service providers.

Dover Downs Casino

Our casino opened in December 1995 with approximately 500 slot machines.  Due to its popularity, the casino has expanded six times since its opening and the number of machines has increased to 2,478 at December 31, 2012.  The most recent expansion, which was completed in September of 2008, added approximately 68,000 square-feet of space bringing our casino complex to 165,000 square-feet.  We are open for business 24 hours per day, seven days per week.  Our facilities are open every day of the year, except Christmas and Easter, and we estimate that the facility was visited by approximately 2.4 million patrons in 2012.

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

During the third quarter of 2009, we opened our Race & Sports Book operation featuring parlay sports wagering on National Football League (“NFL”) games and pari-mutuel wagering on live and simulcast horse races.

Dover Downs, Inc. is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code.  Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement.  We are required by law to set the payout on our slot machines to customers between 87% and 95%.

We use sophisticated database marketing to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club®, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs.  Membership in this club currently stands at approximately 175,000 active patrons in one of three tiers — Capital Gold®, Capital Platinum® or Platinum Elite®.

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

Dover Downs Hotel

Our luxury hotel facility, the Dover Downs Hotel and Conference Center, is the largest hotel in the State of Delaware and connects to our casino.  The facility includes 500 rooms, including eleven luxury spa suites, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and a luxurious 6,000 square-foot full-service spa.  Our facility offers the most conference space of any hotel in Delaware and was expanded in the first quarter of 2012 to add 6,500 square feet of meeting space.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, spa facilities, trade shows and conferences, we believe we are able to attract new patrons and lengthen the stay of current patrons and encourage visits from patrons who may have a more convenient gaming option.  In 2012, hotel occupancy averaged 89% and the hotel was awarded the AAA Four Diamond Award for the tenth consecutive year.

Dover Downs Raceway

Dover Downs Raceway has presented pari-mutuel harness racing events for 44 consecutive years.  Live harness races are conducted at Dover Downs Raceway from November until April and are simulcast to more than 300 tracks and other off-track betting locations across North America on each of our more than 115 live race dates.  During our harness racing season, we have historically used the 5/8-mile harness racing track that is located on DVD’s property and is on the inside of its one-mile motorsports superspeedway.  In order to continue this historic use, DVD granted a perpetual easement to the harness track to us at the time of the spin-off.  This perpetual easement allows us to have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The easement requires that we maintain the harness track but does not require the payment of any rent.  Additional amenities include the Winners Circle® Restaurant overlooking the horse racing track.

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

Licensing and Regulation by Gaming and Other Authorities

General

We are subject to extensive federal, state and local regulations related to our operations, particularly our video lottery, sports wagering, table game and internet gaming operations, live harness racing and pari-mutuel wagering.  These operations are contingent upon continued government approval of such operations as forms of legalized gaming and could be subjected at any time to additional or more restrictive regulations.  The following is a brief outline of some of the more significant regulations affecting our gaming operations and not intended as a recitation of all regulations applicable to our business.

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

Video Lottery, Sports Wagering, Table Game and Internet Gaming Operations

General.  Video lottery, sports wagering, table game and internet gaming operations are by statute operated and administered by the Director of the Delaware State Lottery Office (the “Lottery Director”) and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement.  We are a Licensed Agent authorized to conduct these activities under the Delaware State Lottery Code.

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

Licensing Requirements.  We were granted a gaming license on December 13, 1995.  Initially, the license was for video lottery operations but it now extends to our sports wagering, table game and internet gaming operations.  Delaware gaming licenses do not have an expiration date.

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

Control Over Equipment and Technology.  We do not own or lease the slot machines or computer systems used by the State in connection with our video lottery gaming operations.  The Lottery Director enters into contracts directly with the providers of the slot machines and computer systems and we are not a party to those negotiations.  At our expense, the State purchases or leases all equipment and the Lottery Director licenses all technology providers.  Similarly, but at no expense to us, the Lottery Director is expected to enter into contracts directly with internet service providers later in 2013.  Our operations could be disrupted if a licensed technology provider violates its agreement with the State or ceases to be licensed for any reason.  Such an event would be outside of our control and could adversely affect our gaming revenues.

Harness Racing and Pari-Mutuel Wagering

Licensing Requirements.  Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission.  We hold a license from the Commission by which we are authorized to hold harness race meetings on our premises and to make, conduct and sell pools by the use of pari-mutuel machines or totalizators.  The license must be renewed on an annual basis.  The Commission may reject an application for a license for any cause which it deems sufficient and the action of the Commission is final.  The Commission may also suspend or revoke a license which it has issued and its action in that respect is final, subject to review, upon questions of law only, by the Superior Court of the County within which the license was granted.  The action of the Commission stands unless and until reversed by the Court.  We have received an annual license from the Commission for the past 44 consecutive years and management believes that our relationship with the Commission remains good.  However, there can be no assurances that we will continue to be licensed by the Commission in the future.

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

We compete in local and regional markets with horse tracks and racinos, off-track betting parlors, state run lotteries, casinos, internet gambling and other forms of gaming.  In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, collegiate and professional athletic events, television and movies, concerts and travel.  Most of our gaming competitors are in jurisdictions with a lower tax burden and/or are in closer proximity to a higher population base where a higher tax rate can be justified.  As gambling opportunities in the region continue to proliferate, there can be no assurance that we will maintain our state or regional market share or be able to compete effectively with our competitors and this could adversely affect our business, financial condition and overall profitability.

The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, the proliferation of internet gaming or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations. Delaware is surrounded by jurisdictions which permit slot machines, such as Pennsylvania, New Jersey, Maryland and West Virginia, and all of these jurisdictions also permit table games.  As of December 31, 2012, no table games were operational in Maryland.

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 34% of our total gaming win comes from Maryland patrons and approximately 65% of our Capital Club® member gaming win comes from out of state patrons.

All states in our geographic region have state-run lotteries.  State run lotteries are no longer prohibited by federal law from offering lottery products or other gaming opportunities over the internet or through mobile applications if permitted by state law.

Delaware and Nevada have passed legislation authorizing internet gaming and other states are pursuing or exploring the legalization of internet gaming in various forms — from state run lotteries to privately run casino games, including online poker.  States are aggressively seeking new revenue streams through gaming.  New Jersey is expected to pass internet gaming legislation shortly and is also pursuing sports betting despite a federal law that prohibits it from doing so.

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

Within the State of Delaware, we face little direct live competition from the State’s other two tracks.  Harrington Raceway, a south central Delaware fairgrounds track, conducts harness horse racing periodically between April and October. There is no overlap presently with our live race season from Harrington.  Delaware Park, a northern Delaware track, conducts thoroughbred horse racing from April through mid-November.  Its race season only overlaps with ours for approximately one week each year.

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

Membership in this club currently stands at approximately 175,000 active patrons.  We attempt to increase attendance at both our casino and hotel through effective promotional use of our database and by making improvements to our facilities and gaming offerings based on what we learn from our Capital Club members.  For example, we continually add the most popular machines, have added live table games, as well as multi-player electronic table games and other amenities requested by our customers.  We expect internet gaming to become operational in the third quarter of 2013.

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

We entered into a letter of intent on October 14, 2008 (amended as of August 1, 2012) with UG Entertainment LLC (“UGE”) to provide management services for the operation of a video lottery facility at Underground Atlanta or elsewhere in Atlanta.  Such video lottery operations are not presently authorized and would require regulatory action by the Georgia Lottery and likely the support of the Georgia legislature.  The letter of intent between us and UGE provides for a five year management agreement and affords us two renewal options for two years each subject to the attainment of certain financial criteria by the new facility.  The letter of intent contemplates that the parties will negotiate and enter into an acceptable management agreement with terms and conditions comparable to management agreements of a similar nature.  Our compensation would consist of a management fee based on gross revenues and an incentive fee based on net earnings before taxes.  The letter of intent also contemplates that we will have the right to purchase up to 10% of the equity of UGE.   We intend to pursue similar management opportunities in other jurisdictions.

Seasonality

Our quarterly operating results are affected by weather and the general economic conditions in the United States.  Our quarterly operating results are generally distributed evenly throughout the year.  However, the results for any quarter are not necessarily indicative of results to be expected in any future period.

Employees

As of December 31, 2012, we had 898 full-time employees and 391 part-time employees.  We engage temporary personnel to assist during our live harness racing season.  None of our employees are party to a collective bargaining agreement and we believe that our relationship with our employees is good.

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

We Have a Significant Amount of Indebtedness

As of December 31, 2012, we had total outstanding long-term debt of $58,500,000 under our credit facility.  This indebtedness and any future increases in our outstanding borrowings or decreases in our operating profits could:

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

•                  subject us to the risks that interest rates and our interest expense will increase; and

•                  place us at a competitive disadvantage compared to competitors that have less relative debt.

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

New venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability.  As of December 31, 2012, we were in compliance with all terms of our revolving credit facility; however, our projections indicated that we would not be able to comply with certain financial covenants in the facility throughout 2013.  On March 12, 2013, we amended our credit agreement to provide for different financial covenants effective for the March 31, 2013 period and for all subsequent periods through the end of the credit agreement, reduce the total maximum borrowing limit and prohibit the payment of dividends.  As a result of the amendment, we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

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

The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, the proliferation of internet gaming or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations. Delaware is surrounded by jurisdictions which permit slot machines, such as Pennsylvania, New Jersey, Maryland and West Virginia, and all of these jurisdictions also permit table games.  As of December 31, 2012, no table games were operational in Maryland.

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 34% of our total gaming win comes from Maryland patrons and approximately 65% of our Capital Club® member gaming win comes from out of state patrons.

All states in our geographic region have state-run lotteries.  State run lotteries are no longer prohibited by federal law from offering lottery products or other gaming opportunities over the internet or through mobile applications if permitted by state law.

Delaware and Nevada have passed legislation authorizing internet gaming and other states are pursuing or exploring the legalization of internet gaming in various forms — from state run lotteries to privately run casino games, including online poker.  States are aggressively seeking new revenue streams through gaming.  New Jersey is expected to pass internet gaming legislation shortly and is also pursuing sports betting despite a federal law that prohibits it from doing so.

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

On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 (the “Act”), under which Delaware’s video lottery agents will be authorized to offer, through their websites, internet versions of their table games (including poker and bingo) and video lottery offerings.  There have been discussions in Congress to regulate various forms of internet gaming and it is possible that new federal laws may preempt state laws relative to the regulation or taxation of internet gaming.  Internet gaming may even be proscribed entirely by federal law much as sports betting is proscribed by federal law in all but four states.

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

We Do Not Own Or Lease Our Slot Machines And Related Technology

We do not own or lease the slot machines or computer systems used by the State in connection with our video lottery gaming operations.  The Lottery Director enters into contracts directly with the providers of the slot machines and computer systems and we are not a party to those negotiations.  At our expense, the State purchases or leases all equipment and the Lottery Director licenses all technology providers.  Similarly, but at no expense to us, the Lottery Director is expected to enter into contracts directly with internet service providers later in 2013.  Our operations could be disrupted if a licensed technology provider violates its agreement with the State or ceases to be licensed for any reason.  Such an event would be outside of our control and could adversely affect our gaming revenues.

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

Item 1B.        Unresolved Staff Comments

We have not received any written comments that were issued within 180 days before December 31, 2012, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.           Properties

We own our principal executive office located in Dover, Delaware and the Dover Downs Hotel & Casino.  The casino is a 165,000-square foot complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, the Crown Royal poker room, and our Race & Sports Book operation.  The hotel is a 500 room AAA Four Diamond hotel with conference, banquet, ballroom and concert hall facilities.  We have a perpetual easement to Dover Downs Raceway — our harness racing track.  Our casino offers pari-mutuel wagering on live racing from this raceway and simulcast horse races.  The casino facility includes the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets, all of which are located at our entertainment complex situated on approximately 69 acres of owned land.

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

Intellectual Property

We have various registered and common law trademark rights, including, but not limited to, “Dover Downs Gaming & Entertainment,” “Dover Downs,” “Dover Downs Hotel & Casino,” “Capital Club,” “Capital Gold,” “Capital Platinum,” “Capital Elite,” “Delaware Poker Championship,” “Come Play!,” “Sweet Perks,” “Gazebo Bar,” “Winners Circle,” “Michele’s,” “Michele’s at Dover Downs” and “Rollins Center.”  We also have limited rights to use the names and logos of other businesses in connection with promoting our facilities and special events at those facilities.  Due to the value of our intellectual property rights for promotional purposes, it is our intention to vigorously protect these rights, through litigation, if necessary.

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

Part II

Item 5.                                 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “DDE.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 28, 2013, there were 17,759,279 shares of common stock and 14,870,673 shares of Class A common stock outstanding.  There were 813 holders of record for common stock and 19 holders of record for Class A common stock.

The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2012 and 2011 are detailed in the following table.

Quarter Ended:	High	Low	Dividends Declared
December 31, 2012	$2.75	$1.90	$0.02
September 30, 2012	$3.08	$2.40	$0.03
June 30, 2012	$3.08	$2.48	$0.03
March 31, 2012	$2.54	$2.11	$0.03

December 31, 2011	$2.50	$2.01	$0.03
September 30, 2011	$3.47	$2.15	$0.03
June 30, 2011	$3.69	$3.14	$0.03
March 31, 2011	$4.00	$3.37	$0.03

In January 2013, our Board of Directors suspended the quarterly dividend.  The March 2013 amendment to our credit facility prohibits the payment of dividends.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No repurchases were made in 2012 and we had remaining purchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

Gaming revenues decreased by $14,360,000, or 6.6%, to $203,055,000 in 2012 as a result of lower win from slot machine play partially offset by an increase in table game revenue.  We believe that the decrease in slot win was primarily due to lower attendance at our facility from the opening of a large casino at Arundel Mills Mall in Maryland in June 2012 and their subsequent expansion in September 2012.

Other operating revenues were $22,857,000 in 2012 as compared to $22,527,000 in 2011.  Rooms revenue increased $737,000 in 2012 mainly due to an increase in convention sales.  Food and beverage revenues decreased $411,000 to $14,172,000 from $14,583,000 in 2011 due primarily to lower sales in our Festival Buffet and lower revenues in many of our other food and beverage outlets from the lower casino attendance.  Partially offsetting these decreases was an increase in banquet sales and higher revenues in our Garden Café restaurant.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $20,471,000 and $20,375,000 in 2012 and 2011, respectively.

Gaming expenses decreased by $10,441,000 primarily from lower gaming taxes as a result of the lower gaming revenues, lower license fees and lower marketing and other expenses in 2012.

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

Other operating expenses decreased slightly to $16,359,000 in 2012 from $16,510,000 in 2011 primarily due to the lower food and beverage revenues which have a higher cost of sales.

General and administrative expenses were $6,034,000 in 2012 as compared to $6,288,000 in 2011.  The decrease was primarily due to lower employee benefit costs during 2012, primarily from freezing our pension plan effective July 31, 2011 and lower stock based compensation costs.

Depreciation expense decreased to $10,297,000 in 2012 as compared to $11,665,000 in 2011 primarily as a result of certain assets becoming fully depreciated.

Interest expense decreased by $1,067,000 due to lower outstanding borrowings during 2012 and lower interest rates as a result of entering into a new credit facility on June 17, 2011.

Our effective income tax rate was 43.2% in 2012 as compared to 41.6% in 2011.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $13,166,000 in 2012 compared to $15,651,000 in 2011.  The decrease was primarily due to lower net earnings and higher cash paid for taxes, partially offset by the timing of annual license fee payments on our table game operations.  We paid two annual license fees on our table game operations in 2011 totaling $4,513,000, which related to the 12 months ended June 30, 2011 and the 12 months ended June 30, 2012.  In 2012, we paid one table game license fee of $2,241,000 for the 12 months ending June 30, 2013.

Net cash used in investing activities was $2,625,000 in 2012 compared to $1,930,000 in 2011 and was primarily related to capital improvements.  Capital expenditures in 2012 related primarily to the renovation of our Festival Buffet, the construction of additional meeting space, upgrading our computer systems and equipment purchases.  Capital expenditures in 2011 related primarily to upgrading our computer systems, replacing our casino carpet and other facility improvements.

Net cash used in financing activities was $14,182,000 in 2012 compared to $13,906,000 in 2011.  During 2012, we had net repayments of $10,500,000 on our credit facility compared to $9,600,000 during 2011.  We paid $3,575,000 and $3,888,000 in cash dividends during 2012 and 2011, respectively.  We repurchased and retired $107,000 of our outstanding common stock during 2012 compared to $150,000 during 2011.  On June 17, 2011, we entered into a new credit agreement and paid $268,000 in closing costs.

On January 23, 2013, our Board of Directors suspended the quarterly dividend.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2012 or 2011.  At December 31, 2012, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $1,500,000 - $2,000,000 during 2013.

At December 31, 2012, we had an $85,000,000 credit agreement with a bank group.  The maximum borrowing limit under the facility reduces to $80,000,000 as of March 31, 2013, $75,000,000 as of March 31, 2014 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 225 basis points (200 basis points at December 31, 2012) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum interest coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization and minimum tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2012, we were in compliance with all terms of the facility and there was $58,500,000 outstanding at a weighted average interest rate of 2.21%.  At December 31, 2012, $26,500,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2012 $5,637,000 could have been borrowed as of that date.

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

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 34% of our total gaming win comes from Maryland patrons and approximately 65% of our Capital Club® member gaming win comes from out-of-state patrons.  As of December 31, 2012, we were in compliance with all terms of our revolving credit facility; however, our projections indicated that we would not be able to comply with certain financial covenants in the facility throughout 2013.  As of December 31, 2012, we have $58,500,000 outstanding under our revolving credit facility which expires on June 17, 2014.  On March 12, 2013, we amended our credit agreement to provide for different financial covenants effective for the March 31, 2013 period and for all subsequent periods through the end of the credit agreement, reduce the total maximum borrowing limit and prohibit the payment of dividends.  As a result of the amendment, we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

We expect that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements at least through the next twelve months.  We expect cash flows from operating activities and funds available from our credit facility to also provide for long-term liquidity.

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

We anticipate that we will begin offering internet gaming in the third quarter of 2013 once the Delaware Lottery adopts regulations and secures contracts with internet service providers.

Contractual Obligations

At December 31, 2012, we had the following contractual obligations:

		Payments Due by Period
	Total	2013	2014 – 2015	2016 – 2017	Thereafter
Revolving line of credit(a)	$58,500,000	$—	$58,500,000	$—	$—
Estimated interest payments on revolving line of credit(b)	1,884,000	1,292,000	592,000	—	—
	$60,384,000	$1,292,000	$59,092,000	$—	$—

(a) Our current credit facility expires on June 17, 2014.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2012 and current interest rates.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the year ended December 31, 2012, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.  KPMG LLP independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  KPMG LLP has issued their report which is included herein.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited Dover Downs Gaming & Entertainment, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(c)).  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dover Downs Gaming & Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Philadelphia, Pennsylvania
March 15, 2013

Item 9B.        Other Information

None.

Part III

Item 10.         Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 24, 2013.

We have a Code of Business Conduct applicable to all of our employees, including our Chief Executive Officer and Chief Financial Officer.  We also have a Code of Business Conduct and Ethics for Directors and Executive Officers and Related Party Transactions Policy applicable to all directors and executive officers.  Copies of these Codes and other corporate governance documents are available on our website at www.doverdowns.com under the heading Investor Relations.  We will post on our website any amendments to, or waivers from, these Codes as required by law.

Executive Officers of the Registrant.  As of December 31, 2012, our executive officers were:

Name	Position	Age	Term of Office

Denis McGlynn	President and Chief Executive Officer	66	11/79 to date

Edward J. Sutor	Executive Vice President and Chief Operating Officer	62	3/99 to date

Timothy R. Horne	Sr. Vice President-Finance, Treasurer and Chief Financial Officer	46	11/96 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	53	7/99 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board since our spin-off from DVD in 2002.  Mr. Tippie also serves as Chairman of the Board to DVD as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 33 years.  Mr. McGlynn also serves as President and Chief Executive Officer to DVD.

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

Item 11.         Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 24, 2013.

Item 12.                          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 24, 2013.

Equity Compensation Plan Information

We have a stock incentive plan which provides for the grant of up to 2,250,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Refer to NOTE 8 — Stockholders’ Equity to our consolidated financial statements included elsewhere in this document for further discussion.  Securities authorized for issuance under equity compensation plans at December 31, 2012 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	832,177

Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	832,177

Item 13.         Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 24, 2013.

Item 14.         Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 24, 2013.

Part IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1)      Financial Statements — See accompanying Index to Consolidated Financial Statements on page 30.

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

10.7            Amendment to Credit Agreement between Dover Downs Gaming and Entertainment, Inc. and RBS Citizens, N.A., as agent, dated as of March 12, 2013.

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

10.11         Amended and Restated Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Klaus M. Belohoubek dated February 13, 2006 (incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed on February 17, 2006).

10.12         Amendment to certain agreements between Dover Downs Gaming & Entertainment, Inc. and selected executives and directors (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2008).

10.13         Amendment to certain agreements between Dover Downs Gaming & Entertainment, Inc. and certain executives dated June 15, 2011 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated June 15, 2011).

10.14         Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed on August 6, 2004).

10.15         Dover Downs Gaming & Entertainment, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 30, 2012).

10.16         Description of Annual Salary and Certain Discretionary Incentives to Executive Officers (incorporated herein by reference to the Form 8-K dated January 2, 2013).

10.17         Letter of Intent dated October 14, 2008 between Dover Downs Gaming Management Corp. and UG Entertainment, LLC (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on January 14, 2009).

10.18         Amendment No. 3 to the Letter of Intent dated September 16, 2011 between Dover Downs Gaming Management Corp. and UG Entertainment, LLC (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 9, 2011).

10.19         Amendment No. 4 to the Letter of Intent dated August 1, 2012 between Dover Downs Gaming Management Corp. and UG Entertainment, LLC.

10.20 Dover Downs Gaming & Entertainment, Inc. Supplemental Executive Retirement Savings Plan Dated November 9, 2012 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 9, 2012).

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

101                   The following materials from the Dover Downs Gaming & Entertainment, Inc. annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings and Comprehensive Earnings for the years ended December 31, 2012, 2011 and 2010; (ii) Consolidated Balance Sheets as of December 31, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	March 15, 2013	Dover Downs Gaming & Entertainment, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President and Chief Executive Officer	March 15, 2013
Denis McGlynn	and Director
(Principal Executive Officer)

/s/ Timothy R. Horne	Sr. Vice President — Finance,	March 15, 2013
Timothy R. Horne	Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering either of them to sign this report, or any amendments, on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	March 15, 2013
Henry B. Tippie

/s/ Kenneth K. Chalmers	Director and Chairman	March 15, 2013
Kenneth K. Chalmers	of the Audit Committee

/s/ Patrick J. Bagley	Director	March 15, 2013
Patrick J. Bagley

/s/ Jeffrey W. Rollins	Director	March 15, 2013
Jeffrey W. Rollins

/s/ John W. Rollins, Jr.	Director	March 15, 2013
John W. Rollins, Jr.

/s/ R. Randall Rollins	Director	March 15, 2013
R. Randall Rollins

/s/ Richard K. Struthers	Director	March 15, 2013
Richard K. Struthers

/s/ Denis McGlynn	As Attorney-in-Fact	March 15, 2013
Denis McGlynn	and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of earnings and comprehensive earnings and cash flows for each of the years in the three-year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dover Downs Gaming & Entertainment, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania
March 15, 2013

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE EARNINGS

(in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010
Revenues:
Gaming	$203,055	$217,415	$217,267
Other operating	22,857	22,527	20,882
	225,912	239,942	238,149
Expenses:
Gaming	182,951	193,392	188,293
Other operating	16,359	16,510	16,127
General and administrative	6,034	6,288	6,922
Depreciation	10,297	11,665	12,059
	215,641	227,855	223,401

Operating earnings	10,271	12,087	14,748

Loss on extinguishment of debt	—	45	—
Interest expense	1,805	2,872	3,254

Earnings before income taxes	8,466	9,170	11,494

Income taxes	3,659	3,811	4,751

Net earnings	4,807	5,359	6,743

Unrealized gain (loss) on interest rate swap, net of income taxes	83	272	(245)

Unrealized gain (loss) on available-for-sale securities, net of income taxes	12	(5)	3

Change in pension net actuarial loss and prior service cost, net of income taxes	(1,059)	(925)	(194)

Comprehensive earnings	$3,843	$4,701	$6,307

Net earnings per common share (Note 2):
Basic	$0.15	$0.17	$0.21
Diluted	$0.15	$0.17	$0.21

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$14,993	$18,634
Accounts receivable	4,093	3,982
Due from State of Delaware	9,708	9,440
Inventories	1,921	1,860
Prepaid expenses and other	3,207	3,659
Income taxes receivable	155	—
Deferred income taxes	1,284	1,317
Total current assets	35,361	38,892

Property and equipment, net	168,963	176,415
Other assets	938	877
Total assets	$205,262	$216,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,785	$4,035
Purses due horsemen	9,833	9,004
Accrued liabilities	10,361	11,912
Payable to Dover Motorsports, Inc.	—	11
Income taxes payable	—	444
Deferred revenue	346	254
Total current liabilities	24,325	25,660

Revolving line of credit	58,500	69,000
Liability for pension benefits	6,983	5,570
Other liabilities	—	147
Deferred income taxes	1,994	3,301
Total liabilities	91,802	103,678

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 15,895,348 and 15,763,338, respectively	1,590	1,576
Class A common stock, $.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 16,603,173 and 16,603,173, respectively	1,660	1,660
Additional paid-in capital	4,136	3,464
Retained earnings	109,322	108,090
Accumulated other comprehensive loss	(3,248)	(2,284)
Total stockholders’ equity	113,460	112,506
Total liabilities and stockholders’ equity	$205,262	$216,184

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2012	2011	2010
Operating activities:
Net earnings	$4,807	$5,359	$6,743
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	10,297	11,665	12,059
Amortization of credit facility origination fees	101	90	72
Stock-based compensation	793	905	1,192
Deferred income taxes	(318)	(389)	(85)
Loss on extinguishment of debt	—	45	—
Changes in assets and liabilities:
Accounts receivable	(111)	(884)	(462)
Due from State of Delaware	(268)	389	1,240
Inventories	(61)	129	(168)
Prepaid expenses and other	310	(995)	(392)
Income taxes receivable/payable	(928)	869	(187)
Accounts payable	(470)	604	664
Purses due horsemen	829	(825)	(390)
Accrued liabilities	(1,571)	(374)	3,498
Payable to/receivable from Dover Motorsports, Inc.	(11)	29	(13)
Deferred revenue	92	(53)	1
Other liabilities	(325)	(913)	(278)
Net cash provided by operating activities	13,166	15,651	23,494

Investing activities:
Capital expenditures	(2,625)	(1,853)	(5,576)
Proceeds from the sale of available-for-sale securities	—	214	65
Purchase of available-for-sale securities	—	(291)	(67)
Net cash used in investing activities	(2,625)	(1,930)	(5,578)

Financing activities:
Borrowings from revolving line of credit	19,620	180,683	116,300
Repayments of revolving line of credit	(30,120)	(190,283)	(132,825)
Dividends paid	(3,575)	(3,888)	(3,870)
Repurchase of common stock	(107)	(150)	(117)
Credit facility fees	—	(268)	—
Net cash used in financing activities	(14,182)	(13,906)	(20,512)

Net decrease in cash	(3,641)	(185)	(2,596)
Cash, beginning of year	18,634	18,819	21,415
Cash, end of year	$14,993	$18,634	$18,819

Supplemental information:
Interest paid	$1,728	$2,847	$3,121
Income tax payments	$4,904	$3,331	$5,024

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

Dover Downs, Inc. is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code.  Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement.

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis.  In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 44 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 34% of our total gaming win comes from Maryland patrons and approximately 65% of our Capital Club® member gaming win comes from out of state patrons.

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

We anticipate that we will begin offering internet gaming in the third quarter of 2013 once the Delaware Lottery adopts regulations and secures contracts with internet service providers.

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

Accounts receivable—Accounts receivable are stated at their estimated collectible amount and primarily consist of casino, hotel and other receivables which arise in the normal course of business.  We issue credit in the form of “markers” to approved casino customers who are investigated as to their credit worthiness.

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets.  Changes in fair value are reported in other comprehensive income (loss).  See NOTE 8 — Stockholders’ Equity and NOTE 9 — Financial Instruments for further discussion.

Derivative Instruments and Hedging Activities—We are subject to interest rate risk on the variable component of the interest rate under our revolving credit agreement.  Effective January 15, 2009, we entered into a $35,000,000 interest rate swap agreement.  We designated the interest rate swap as a cash flow hedge.  Changes in the fair value of the effective portion of the interest rate swap were recognized in other comprehensive earnings (loss) until the hedged item was recognized in earnings.  The interest rate swap expired in April 2012.  See NOTE 5 — Credit Facility and NOTE 9 — Financial Instruments for further discussion.

Inventories—Inventories consisting primarily of food, beverage and operating supplies are stated at the lower of cost or market with cost being determined on the first-in, first-out basis.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years after 2008 remain open to examination for federal and state income tax purposes.

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $2,012,000 and $2,050,000, respectively, at December 31, 2012 and 2011, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $20,471,000, $20,375,000 and $18,306,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

For the casino operations, which account for approximately 90% of revenues for all periods presented, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win.  The win is included in the amount recorded in our consolidated financial statements as gaming revenue.  The Delaware State Lottery Office sweeps the win from the casino operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the slot machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to us as our commission for acting as a Licensed Agent.  Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the slot machines and associated computer systems, and (iii) for harness horse racing purses.  We recognize revenues from sports wagering commissions when the event occurs.  We recognize revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms, food and beverage sales and other miscellaneous income are recognized at the time the service is provided.  Amounts received in advance for hotel rooms, convention bookings and advance ticket sales are recorded as deferred revenue until the services are provided to the customer, at which point revenue is recognized.

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

	2012	2011	2010
Net earnings per common share — basic:
Net earnings	$4,807	$5,359	$6,743
Net earnings allocated to nonvested restricted stock awards	111	124	144
Net earnings available to common stockholders	$4,696	$5,235	$6,599

Weighted-average shares outstanding	31,745	31,645	31,555

Net earnings per common share — basic	$0.15	$0.17	$0.21

Net earnings per common share — diluted:
Net earnings	$4,807	$5,359	$6,743
Net earnings allocated to nonvested restricted stock awards	111	124	144
Net earnings available to common stockholders	$4,696	$5,235	$6,599

Weighted-average shares outstanding	31,745	31,645	31,555
Dilutive stock options	—	—	—
Weighted-average shares and dilutive shares outstanding	31,745	31,645	31,555

Net earnings per common share — diluted	$0.15	$0.17	$0.21

For the years ended December 31, 2011 and 2010, weighted-average options to purchase 9,000 and 438,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.  There were no options outstanding during 2012.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $793,000, $905,000 and $1,192,000 as general and administrative expenses for the years ended December 31, 2012, 2011 and 2010, respectively.  We recorded income tax benefits of $59,000, $142,000 and $248,000 for the years ended December 31, 2012, 2011 and 2010, respectively, related to our restricted stock awards.

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

NOTE 3—Property and Equipment

Property and equipment consists of the following as of December 31:

	2012	2011
Land	$785,000	$785,000
Casino facility	76,916,000	77,298,000
Hotel facility	113,502,000	113,029,000
Harness racing facilities	10,983,000	10,814,000
General facilities	16,401,000	16,315,000
Furniture, fixtures and equipment	56,432,000	55,828,000
Construction in progress	422,000	336,000
	275,441,000	274,405,000
Less accumulated depreciation	(106,478,000)	(97,990,000)
	$168,963,000	$176,415,000

NOTE 4—Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2012	2011
Point loyalty program	$2,012,000	$2,050,000
Payroll and related items	1,977,000	2,274,000
Win due to Delaware State Lottery Office	4,362,000	5,416,000
Gaming license fees	333,000	795,000
Other	1,677,000	1,377,000
	$10,361,000	$11,912,000

NOTE 5—Credit Facility

At December 31, 2012, we had an $85,000,000 credit agreement with a bank group.  The maximum borrowing limit under the facility reduces to $80,000,000 as of March 31, 2013, $75,000,000 as of March 31, 2014 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 225 basis points (200 basis points at December 31, 2012) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum interest coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization and minimum tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2012, we were in compliance with all terms of the facility and there was $58,500,000 outstanding at a weighted average interest rate of 2.21%.  At December 31, 2012, $26,500,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2012 $5,637,000 could have been borrowed as of that date.

As discussed in NOTE 1 — Business Operations, new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Our projections indicated that we would not be able to comply with certain financial covenants in our revolving credit facility throughout 2013.  On March 12, 2013, we amended our credit agreement to provide for different financial covenants effective for the March 31, 2013 period and for all subsequent periods through the end of the credit agreement, reduce the total maximum borrowing limit and prohibit the payment of dividends.  As a result of the amendment, we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

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

NOTE 6—Income Taxes

The current and deferred income tax provisions are as follows:

	Years ended December 31,
	2012	2011	2010
Current:
Federal	$3,034,000	$3,266,000	$3,825,000
State	943,000	934,000	1,011,000
	3,977,000	4,200,000	4,836,000
Deferred:
Federal	(174,000)	(306,000)	(133,000)
State	(144,000)	(83,000)	48,000
	(318,000)	(389,000)	(85,000)
Total income taxes	$3,659,000	$3,811,000	$4,751,000

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2012	2011	2010
Federal tax at statutory rate	34.0%	34.0%	35.0%
State taxes, net of federal benefit	5.8%	5.8%	5.7%
Other	3.4%	1.8%	0.6%
Effective income tax rate	43.2%	41.6%	41.3%

The components of deferred income tax assets and liabilities are as follows as of December 31:

	2012	2011
Deferred income tax assets:
Point loyalty program	$800,000	$814,000
Accrued expenses	3,087,000	2,152,000
Other	577,000	725,000
Total deferred income tax assets	4,464,000	3,691,000

Deferred income tax liabilities:
Depreciation — property and equipment	(5,174,000)	(5,675,000)
Total deferred income tax liabilities	(5,174,000)	(5,675,000)
Net deferred income tax liabilities	$(710,000)	$(1,984,000)

Amounts recognized in the consolidated balance sheet:
Current deferred income tax assets	$1,284,000	$1,317,000
Noncurrent deferred income tax liabilities	(1,994,000)	(3,301,000)
	$(710,000)	$(1,984,000)

NOTE 7—Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan. The assets for the excess plan aggregate $239,000 and $213,000 as of December 31, 2012 and 2011, respectively, and are recorded in other assets, net, in our consolidated balance sheets (see NOTE 9 — Financial Instruments).

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

We created a new non-elective, non-qualified supplemental executive retirement plan (“SERP”) in connection with the freezing of our pension plan.  The SERP has not been funded as of December 31, 2012.  Its purpose is to provide deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In 2012, we recorded an expense and a liability for $100,000 in liability for pension benefits in our consolidated balance sheets related to the SERP.

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$17,014,000	$14,707,000
Service cost	—	1,030,000
Interest cost	852,000	865,000
Actuarial loss	2,171,000	2,685,000
Curtailment	—	(2,006,000)
Benefits paid	(373,000)	(267,000)
Other	3,000	—
Benefit obligation at end of year	19,667,000	17,014,000
Change in plan assets:
Fair value of plan assets at beginning of year	11,239,000	9,758,000
Actual gain (loss) on plan assets	1,267,000	(2,000)
Employer contribution	425,000	1,750,000
Benefits paid	(373,000)	(267,000)
Fair value of plan assets at end of year	12,558,000	11,239,000
Unfunded status	$(7,109,000)	$(5,775,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2012	2011
Accrued benefit cost	$(226,000)	$(205,000)
Liability for pension benefits	(6,883,000)	(5,570,000)
	$(7,109,000)	$(5,775,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31 are as follows:

	2012	2011
Net actuarial loss	$5,450,000	$3,692,000

The accumulated benefit obligation for all defined benefit pension plans was $19,667,000 and 17,014,000, respectively, as of December 31, 2012 and 2011.

The components of net periodic pension cost for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Service cost	$—	$1,030,000	$1,295,000
Interest cost	852,000	865,000	773,000
Expected return on plan assets	(912,000)	(880,000)	(697,000)
Curtailment gain	—	(13,000)	—
Recognized net actuarial loss	57,000	27,000	26,000
Recognized prior service cost	—	4,000	9,000
	$(3,000)	$1,033,000	$1,406,000

For the year ending December 31, 2013, we expect to recognize the following amounts as components of net periodic benefit cost which are included in accumulated comprehensive loss as of December 31, 2012:

Actuarial loss	$99,000

The principal assumptions used to determine the net periodic pension cost for the years ended December 31, 2012, 2011 and 2010, and the actuarial value of the benefit obligation at December 31, 2012 and 2011 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2012	2011	2010	2012	2011
Weighted-average discount rate	5.1%	6.2%	6.5%	4.4%	5.1%
Weighted-average rate of compensation increase	n/a	4.0%	5.0%	n/a	n/a
Expected long-term rate of return on plan assets	8.0%	8.5%	8.5%	n/a	n/a

For 2012, we assumed a long-term rate of return on plan assets of 8.0%.  In developing the 8.0% expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

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

The fair values of our pension assets as of December 31, 2012 by asset category are as follows (refer to NOTE 9 — Financial Instruments for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stock	$1,244,000	$1,244,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	2,515,000	2,515,000	—	—
Equity-mid cap	1,122,000	1,122,000	—	—
Equity-small cap	245,000	245,000	—	—
Equity-international	1,756,000	1,756,000	—	—
Fixed income	4,701,000	4,701,000	—	—
Real estate	662,000	662,000	—	—
Money market	313,000	313,000	—	—
Total mutual funds/ETFs	11,314,000	11,314,000	—	—
Grand total	$12,558,000	$12,558,000	$—	$—

The fair values of our pension assets as of December 31, 2011 by asset category are as follows (refer to NOTE 9 — Financial Instruments for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stock	$1,110,000	$1,110,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	2,220,000	2,220,000	—	—
Equity-mid cap	1,017,000	1,017,000	—	—
Equity-small cap	223,000	223,000	—	—
Equity-international	1,460,000	1,460,000	—	—
Fixed income	4,208,000	4,208,000	—	—
Real estate	595,000	595,000	—	—
Money market	406,000	406,000	—	—
Total mutual funds/ETFs	10,129,000	10,129,000	—	—
Grand total	$11,239,000	$11,239,000	$—	$—

We do not expect to be required to contribute to our pension plans in 2013.

Benefit payments are expected to be paid as follows:

2013	$681,000
2014	$499,000
2015	$572,000
2016	$720,000
2017	$650,000
2018-2022	$4,016,000

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Beginning on January 1, 2012, we increased our matching contributions to the 401(k) plan in connection with the freezing of our defined benefit pension plan.  Our matching contributions to the 401(k) plan were $887,000, $237,000 and $179,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 8—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$1,546	$1,660	$1,664	$103,559	$(1,190)
Net earnings	—	—	—	6,743	—
Dividends paid, $.12 per share	—	—	—	(3,870)	—
Issuance of nonvested stock awards, net of forfeitures	21	—	(21)	—	—
Stock-based compensation	—	—	1,192	—	—
Unrealized loss on interest rate swap, net of income tax benefit of $167	—	—	—	—	(245)
Change in pension net actuarial loss and prior service cost, net of income tax benefit of $133	—	—	—	—	(194)
Unrealized gain on available-for-sale securities, net of income tax expense of $2	—	—	—	—	3
Repurchase and retirement of common stock	(3)	—	(114)	—	—
Balance at December 31, 2010	1,564	1,660	2,721	106,432	(1,626)
Cumulative effect of accounting change for adoption of ASU 2010-16 (see NOTE 2)	—	—	—	187	—
Balance at January 1, 2011	1,564	1,660	2,721	106,619	(1,626)
Net earnings	—	—	—	5,359	—
Dividends paid, $0.12 per share	—	—	—	(3,888)	—
Issuance of nonvested stock awards, net of forfeitures	16	—	(16)	—	—
Stock-based compensation	—	—	905	—	—
Unrealized gain on interest rate swap, net of income tax expense of $179	—	—	—	—	272
Change in net actuarial loss and prior service cost, net of income tax benefit of $609	—	—	—	—	(925)
Unrealized loss on available-for-sale securities, net of income tax benefit of $4	—	—	—	—	(5)
Repurchase and retirement of common stock	(4)	—	(146)	—	—
Balance at December 31, 2011	1,576	1,660	3,464	108,090	(2,284)
Net earnings	—	—	—	4,807	—
Dividends paid, $0.11 per share	—	—	—	(3,575)	—
Issuance of nonvested stock awards, net of forfeitures	19	—	(19)	—	—
Stock-based compensation	—	—	793	—	—
Unrealized gain on interest rate swap, net of income tax expense of $64	—	—	—	—	83
Change in net actuarial loss and prior service cost, net of income tax benefit of $699	—	—	—	—	(1,059)
Unrealized gain on available-for-sale securities, net of income tax expense of $8	—	—	—	—	12
Repurchase and retirement of common stock	(5)	—	(102)	—	—
Balance at December 31, 2012	$1,590	$1,660	$4,136	$109,322	$(3,248)

As of December 31, 2012 and 2011, accumulated other comprehensive loss consists of the following:

	2012	2011
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,185,000 and $1,486,000, respectively	$(3,265,000)	$(2,206,000)
Unrealized loss on interest rate swap, net of income tax benefit of $0 and $64,000, respectively	—	(83,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $12,000 and $4,000, respectively	17,000	5,000
Accumulated other comprehensive loss	$(3,248,000)	$(2,284,000)

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

We adopted a stockholder rights plan in 2012. The rights are attached to and trade in tandem with our common stock and Class A common stock.  Each right entitles the registered holder to purchase from us one share of common stock.  The rights, unless earlier redeemed by our Board of Directors, will detach and trade separately from our common stock upon the occurrence of certain events such as the unsolicited acquisition by a third party of beneficial ownership of 10% or more of our outstanding combined common stock and Class A common stock or the announcement by a third party of the intent to commence a tender or exchange offer for 10% or more of our outstanding combined common stock and Class A common stock.  After the rights have detached, the holders of such rights would generally have the ability to purchase such number of either shares of our common stock or stock of an acquirer of ours having a market value equal to twice the exercise price of the right being exercised, thereby causing substantial dilution to a person or group of persons attempting to acquire control of us.  The rights may serve as a significant deterrent to unsolicited attempts to acquire control of us, including transactions involving a premium to the market price of our stock.  This rights agreement expires on January 1, 2022, unless earlier redeemed.

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  The March 2013 amendment to our credit facility prohibits the payment of dividends.  See NOTE 5 — Credit Facility.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2012 or 2011.  At December 31, 2012, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

During the years ended December 31, 2012, 2011 and 2010, we purchased and retired 49,590, 43,427 and 30,697 shares of our outstanding common stock for $107,000, $150,000 and $117,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested stock awards.  Under the plan, option grants must have an exercise price of not less than 100% of the fair market value of the underlying shares of common stock at the date of the grant.  The stock options have eight-year terms and generally vest equally over a period of six years from the date of grant.  Once the options are exercised, our plan requires that the common stock be held for a minimum of one year.  The nonvested stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  As of December 31, 2012, there were 832,177 shares available for granting options or stock awards.

There were no outstanding stock options as of December 31, 2011.  No stock options were granted or exercised during the three year period ending December 31, 2012.  The total fair value of stock options vested during the year ended December 31, 2010 was $1,000.  There were no unvested stock options as of December 31, 2010.  No compensation expense related to stock options was recognized for the years ended December 31, 2012, 2011 or 2010.

Nonvested restricted stock activity for the year ended December 31, 2012 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	720,900	$4.89
Granted	194,000	$2.14
Forfeited	(12,400)	$4.59
Vested	(149,100)	$6.61
Nonvested at December 31, 2012	753,400	$3.85

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter.  The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 based on the weighted average grant date fair value was $986,000, $1,025,000 and $940,000, respectively.  The grant-date fair value of restricted stock awards granted during the years ended December 31, 2012, 2011 and 2010 was $2.14, $3.40 and $3.78, respectively.  We recorded, within general and administrative expenses, compensation expense of $793,000, $905,000 and $1,192,000 related to restricted stock awards for the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012, there was $1,507,000 of total deferred compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 3.2 years.

NOTE 9—Financial Instruments

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2012 and 2011:

	Total	Level 1	Level 2	Level 3
2012:
Available-for-sale securities	$239,000	$239,000	$—	$—

2011:
Available-for-sale securities	$213,000	$213,000	$—	$—
Interest rate swap	(147,000)	—	(147,000)	—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets, net on our consolidated balance sheets.

We previously had an interest rate swap agreement effectively converting a portion of the outstanding borrowings under our revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  The interest rate swap expired in April 2012.  At December 31, 2011, the interest rate swap had a negative fair value of $147,000 which is recorded in other liabilities.  The fair value of the interest rate swap was based on quotes from the issuer of the swap and represents the estimated amounts that we would expect to pay to terminate the swap.  We recognized $83,000 and $272,000, net of income taxes, in unrealized gains on our interest rate swap during 2012 and 2011, respectively.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

NOTE 10—Related Party Transactions

During the years ended December 31, 2012, 2011 and 2010, we allocated costs of $1,865,000, $1,963,000 and $1,977,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $217,000, $347,000 and $222,000, respectively, to us for the years ended December 31, 2012, 2011 and 2010.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2012, 2011 and 2010 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $804,000, $855,000 and $928,000, respectively.  Additionally, DVD invoiced us $381,000, $397,000 and $353,000, respectively, for our rental of a skybox suite, tickets, display space, their commission for suite catering and other services at DVD’s 2012, 2011 and 2010 NASCAR event weekends at Dover International Speedway.  As of December 31, 2012, there were no balances due between us and DVD.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in our control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $9,000,000 to $10,900,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed.  We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,100,000 and $3,000,000 and these amounts have been included in the maximum contingent liability disclosed above.  This maximum tax gross up assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered.  Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants.  The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax.  We are unable to conclude whether the Internal

Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

NOTE 12—Quarterly Results (unaudited)

	March 31	June 30	September 30	December 31
Year Ended December 31, 2012
Revenues	$64,084,000	$58,355,000	$54,914,000	$48,559,000
Operating earnings (loss)	$4,984,000	$3,463,000	$2,308,000	$(484,000)
Net earnings (loss)	$2,371,000	$1,817,000	$1,147,000	$(528,000)
Net earnings (loss) per share-basic	$0.07	$0.06	$0.04	$(0.02)
Net earnings (loss) per share-diluted	$0.07	$0.06	$0.04	$(0.02)

Year Ended December 31, 2011
Revenues	$59,406,000	$58,815,000	$60,102,000	$61,619,000
Operating earnings	$1,133,000	$2,895,000	$3,924,000	$4,135,000
Net (loss) earnings	$(38,000)	$1,238,000	$2,039,000	$2,120,000
Net earnings per share-basic	$—	$0.04	$0.06	$0.07
Net earnings per share-diluted	$—	$0.04	$0.06	$0.07