Form 10-Q
period 2013-03-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2013-05-10
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	17,759,279 shares
Class A Common Stock -	14,870,673 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Gaming	$45,303	$58,474
Other operating	5,215	5,610
	50,518	64,084
Expenses:
Gaming	42,189	50,964
Other operating	4,018	3,900
General and administrative	1,529	1,556
Depreciation	2,509	2,680
	50,245	59,100

Operating earnings	273	4,984

Interest expense	402	586

(Loss) earnings before income taxes	(129)	4,398

Income tax expense	(154)	(2,027)

Net (loss) earnings	(283)	2,371

Unrealized gain on interest rate swap, net of income taxes	—	69

Change in pension net actuarial loss and prior service cost, net of income taxes	15	9

Unrealized gain on available-for-sale securities, net of income taxes	6	10

Comprehensive (loss) income	$(262)	$2,459

Net (loss) earnings per common share:
Basic	$(0.01)	$0.07
Diluted	$(0.01)	$0.07

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$14,640	$14,993
Accounts receivable	3,939	4,093
Due from State of Delaware	2,549	9,708
Inventories	1,960	1,921
Prepaid expenses and other	2,757	3,207
Income taxes receivable	57	155
Deferred income taxes	1,331	1,284
Total current assets	27,233	35,361

Property and equipment, net	166,949	168,963
Other assets	1,020	938
Total assets	$195,202	$205,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,918	$3,785
Purses due horsemen	2,641	9,833
Accrued liabilities	9,667	10,361
Deferred revenue	236	346
Total current liabilities	16,462	24,325

Revolving line of credit	56,500	58,500
Liability for pension benefits	6,878	6,983
Deferred income taxes	2,112	1,994
Total liabilities	81,952	91,802

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 17,759,279 and 15,895,348, respectively	1,776	1,590
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,870,673 and 16,603,173, respectively	1,487	1,660
Additional paid-in capital	4,175	4,136
Retained earnings	109,039	109,322
Accumulated other comprehensive loss	(3,227)	(3,248)
Total stockholders’ equity	113,250	113,460
Total liabilities and stockholders’ equity	$195,202	$205,262

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net (loss) earnings	$(283)	$2,371
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	2,509	2,680
Amortization of credit facility origination fees	54	23
Stock-based compensation	196	215
Deferred income taxes	57	116
Changes in assets and liabilities:
Accounts receivable	154	229
Due from State of Delaware	7,159	5,833
Inventories	(39)	(48)
Prepaid expenses and other	386	66
Receivable from/payable to Dover Motorsports, Inc.	—	(12)
Income taxes receivable/payable	98	1,661
Accounts payable	215	(165)
Purses due horsemen	(7,192)	(5,303)
Accrued liabilities	(694)	(1,521)
Deferred revenue	(110)	16
Other liabilities	(80)	(176)
Net cash provided by operating activities	2,430	5,985

Investing activities:
Capital expenditures	(569)	(527)
Net cash used in investing activities	(569)	(527)

Financing activities:
Borrowings from revolving line of credit	29,690	4,230
Repayments of revolving line of credit	(31,690)	(8,730)
Dividends paid	—	(975)
Repurchase of common stock	(144)	(107)
Credit facility fees	(70)	—
Net cash used in financing activities	(2,214)	(5,582)

Net decrease in cash	(353)	(124)
Cash, beginning of period	14,993	18,634
Cash, end of period	$14,640	$18,510

Supplemental information:
Interest paid	$347	$579
Income tax payments	$—	$250

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — Basis of Presentation

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 15, 2013.  In the opinion of management, these consolidated statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

All of our gaming operations are located at our entertainment complex in Dover, the capital of the State of Delaware.

In February 2013, we opened our first Herschel’s Famous 34 Pub & Grill in Athens, Georgia.  Herschel’s Famous 34 is a 110-seat sports-themed restaurant owned and operated by us on approximately 4,100 square feet of leased property.  We have license rights to the name and likeness of former professional football star Herschel Walker for restaurant operations.

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

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 35% of our total gaming win comes from Maryland patrons and approximately 66% of our Capital Club® member gaming win comes from out of state patrons.

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

Revenues from the internet versions of table games and video lottery games will be distributed generally pursuant to the formula currently applicable to those games, with the exception that internet service provider costs will be deducted first, and the Delaware Lottery will retain the first $3.75 million of state-wide net proceeds.  The Act also eliminates and restructures certain fees currently paid by video lottery agents to incentivize agents to make capital expenditures, spend on marketing and promotions, and make debt service payments.  For the period July 1, 2011 to June 30, 2012, we paid a $1,540,000 gaming license fee which was eliminated beginning July 1, 2012.  For the period July 1, 2012 to June 30, 2013, we paid a $2,241,000 table game license fee which will be reduced beginning July 1, 2013.  Based on current business levels, we estimate that this fee will be approximately $1,000,000 for the period July 1, 2013 to June 30, 2014.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $108,971,000 and $106,478,000 as of March 31, 2013 and December 31, 2012, respectively.

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

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $2,020,000 and $2,012,000, respectively, at March 31, 2013 and December 31, 2012, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $5,005,000 and $5,282,000 for the three months ended March 31, 2013 and 2012, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of operations.

For the casino operations, which account for approximately 85% of revenues for all periods presented, the difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win.  The win is included in the amount recorded in our consolidated financial statements as gaming revenue.  The Delaware State Lottery Office sweeps the win from the casino operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the slot machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to us as our commission for acting as a Licensed Agent.  Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the slot machines and associated computer systems, and (iii) for harness horse racing purses.  We recognize revenues from sports wagering commissions when the event occurs.  We recognize revenues from pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the race occurs. Revenues from hotel rooms, food and beverage sales and other miscellaneous income are recognized at the time the service is provided.  Amounts received in advance for hotel rooms, convention bookings and advance ticket sales are recorded as deferred revenue until the services are provided to the customer, at which point revenue is recognized.

Net (loss) earnings per common share—Nonvested share-based payment awards that include rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing basic and diluted net (loss) earnings per common share (“EPS”)  is applied for all periods presented.  The following table sets forth the computation of EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net (loss) earnings per common share — basic:
Net (loss) earnings	$(283)	$2,371
Allocation to nonvested restricted stock awards	—	55
Net (loss) earnings available to common stockholders	$(283)	$2,316

Weighted-average shares outstanding	31,846	31,743

Net (loss) earnings per common share — basic	$(0.01)	$0.07

Net (loss) earnings per common share — diluted:
Net (loss) earnings	$(283)	$2,371
Allocation to nonvested restricted stock awards	—	55
Net (loss) earnings available to common stockholders	$(283)	$2,316

Weighted-average shares outstanding	31,846	31,743
Dilutive stock options	—	—
Weighted-average shares and dilutive shares outstanding	31,846	31,743

Net (loss) earnings per common share — diluted	$(0.01)	$0.07

There were no options outstanding during the three months ended March 31, 2013 or 2012.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $196,000 and $215,000 as general and administrative expenses for the three months ended March 31, 2013 and 2012, respectively.  We recorded income tax expense of $128,000 and $176,000 for the three months ended March 31, 2013 and 2012, respectively, related to our restricted stock awards.

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

NOTE 4 — Credit Facility

As discussed in NOTE 2 — Business Operations, new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Our projections indicated that we would not be able to comply with certain financial covenants in our revolving credit facility throughout 2013.  On March 12, 2013, we amended our credit agreement to provide for different financial covenants effective for the March 31, 2013 period and for all subsequent periods through the expiration of the credit agreement, reduce the total maximum borrowing limit and prohibit the payment of dividends.

At March 31, 2013, we had a $70,000,000 credit agreement with a bank group.  The maximum borrowing limit under the facility reduces to $65,000,000 as of June 30, 2013, $60,000,000 as of December 31, 2013 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at March 31, 2013) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum fixed charge coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and minimum EBITDA and tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2013, we were in compliance with all terms of the facility and there was $56,500,000 outstanding at a weighted average interest rate of 2.20%.  At March 31, 2013, $13,500,000 was available pursuant to the facility.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

NOTE 5 — Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan. The assets for the excess plan aggregate $248,000 and $239,000 as of March 31, 2013 and December 31, 2012, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Financial Instruments).

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

Effective December 1, 2012, we created a new non-elective, non-qualified supplemental executive retirement plan (“SERP”) in connection with the freezing of our pension plan.  Its purpose is to provide deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  In the first three months of 2013, we recorded an expense of $30,000 related to the SERP and contributed $107,000 to the plan.  The liability for pension benefits was $23,000 and $100,000 as of March 31, 2013 and December 31, 2012, respectively.

The components of net periodic pension cost for our defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2013	2012
Interest cost	$213,000	$213,000
Expected return on plan assets	(247,000)	(227,000)
Recognized net actuarial loss	25,000	14,000
	$(9,000)	$—

We contributed $175,000 to our defined benefit pension plans during the three months ended March 31, 2012.  We do not expect to make any contributions to our defined benefit pension plans in 2013.

We also maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $223,000 and $217,000 in the first three months of 2013 and 2012, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$1,590	$1,660	$4,136	$109,322	$(3,248)
Net loss	—	—	—	(283)	—
Issuance of nonvested stock awards, net of forfeitures	19	—	(19)	—	—
Stock-based compensation	—	—	196	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $10	—	—	—	—	15
Unrealized gain on available-for-sale securities, net of income tax expense of $4	—	—	—	—	6
Conversion of Class A common stock to common stock	173	(173)	—	—	—
Repurchase and retirement of common stock	(6)	—	(138)	—	—
Balance at March 31, 2013	$1,776	$1,487	$4,175	$109,039	$(3,227)

As of March 31, 2013 and December 31, 2012, accumulated other comprehensive loss consists of the following:

	March 31, 2012	December 31, 2012
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,175,000 and $2,185,000, respectively	$(3,250,000)	$(3,265,000)
Accumulated unrealized gain on available- for-sale securities, net of income tax expense of $16,000 and $12,000, respectively	23,000	17,000
Accumulated other comprehensive loss	$(3,227,000)	$(3,248,000)

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  The March 2013 amendment to our credit facility prohibits the payment of dividends.  See NOTE 4 — Credit Facility.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2013 or 2012.  At March 31, 2013, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  As of March 31, 2013, there were 700,746 shares available for granting options or stock awards.

During the three months ended March 31, 2013 and 2012, we purchased and retired 61,869 and 49,590 shares of our outstanding common stock for $144,000 and $107,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2013 and December 31, 2012:

	Total	Level 1	Level 2	Level 3
March 31, 2013
Available-for-sale securities	$248,000	$248,000	$—	$—

December 31, 2012
Available-for-sale securities	$239,000	$239,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

We previously had an interest rate swap agreement effectively converting a portion of the outstanding borrowings under our revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  The interest rate swap expired in April 2012.  We recognized $69,000, net of income taxes, in unrealized gains on our interest rate swap during the three months ended March 31, 2012.

The carrying amounts of other financial instruments reported in the balance sheet for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

NOTE 8 - Related Party Transactions

During the three months ended March 31, 2013 and 2012, we allocated costs of $427,000 and $421,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $94,000 and $83,000, respectively, to us for the three months ended March 31, 2013 and 2012.  The allocations were based on an analysis of each company’s share of the costs.  Additionally, DVD invoiced us $96,000 during the three months ended March 31, 2012 for our rental of a skybox suite, tickets, display space, their commission for suite catering and other services at DVD’s 2012 NASCAR event weekend at Dover International Speedway.  As of March 31, 2013 and December 31, 2012, there were no balances due between us and DVD.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

All of our gaming operations are located at our entertainment complex in Dover, the capital of the State of Delaware.

In February 2013, we opened our first Herschel’s Famous 34 Pub & Grill in Athens, Georgia.  Herschel’s Famous 34 is a 110-seat sports-themed restaurant owned and operated by us on approximately 4,100 square feet of leased property.  We have license rights to the name and likeness of former professional football star Herschel Walker for restaurant operations.

Approximately 90% of our revenue is derived from gaming win.  Several factors contribute to the win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the market,

•                  The quantity and types of slot machines and table games available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels,

•                  Marketing programs, and

•                  General economic conditions.

We believe that we hold a strong position in each of these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware.  We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive.  According to the 2010 United States Census, approximately 36.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, currently only the three existing horse racing facilities in the State are allowed to have a video lottery gaming license.  Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey.  These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Our property is similar to properties found in the country’s largest gaming markets.  Our luxury hotel is the only casino-hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our slot marketing system to allow for more efficient marketing programs and the highest levels of customer service.  Our facility offers the most conference space of any hotel in Delaware and was expanded in the first quarter of 2012 to add 6,500 square feet of meeting space.

Because all of our operations are located at one facility, we face the risk of increased competition from the legalization of new or additional gaming venues.  We have therefore focused on creating the region’s premier gaming destination and building and rewarding customer loyalty through innovative marketing efforts, unparalleled customer service and a variety of amenities.

Results of Operations

Gaming revenues represent (i) the net win from slot machine, table games and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of operations.

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

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Gaming revenues decreased by $13,171,000, or 22.5%, to $45,303,000 in the first quarter of 2013 as a result of lower win from slot machine play and to a lesser extent lower table game revenue.  We believe that the decrease was primarily due to lower attendance at our facility from the opening of a large casino at Arundel Mills Mall in Maryland in June 2012 and their subsequent expansion in September 2012.

Other operating revenues were $5,215,000 in the first quarter of 2013 as compared to $5,610,000 in the first quarter of 2012.  Rooms revenue remained consistent in the first quarter of 2013 as compared to the first quarter of 2012.  Food and beverage revenues decreased $390,000 to $3,301,000 from $3,691,000 in the first quarter of 2012 due primarily to lower banquet sales and lower revenues in many of our other food and beverage outlets from the lower casino attendance.  These decreases in food and beverage revenues were partially offset by the opening of Herschel’s Famous 34 in February 2013.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $5,005,000 and $5,282,000 in the first quarter of 2013 and 2012, respectively.

Gaming expenses decreased by $8,775,000 primarily from lower gaming taxes as a result of the lower gaming revenues, lower license fees and lower marketing and other expenses in the first quarter of 2013.  On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 which among other things eliminates and restructures certain fees currently paid by video lottery agents.  For the period July 1, 2011 to June 30, 2012, we incurred $3,539,000 in gaming license fees.  For the period July 1, 2012 to June 30, 2013, we will incur a $2,241,000 table game license fee which will be reduced beginning July 1, 2013.  Based on current business levels, we estimate that this fee will be approximately $1,000,000 for the period July 1, 2013 to June 30, 2014.

Other operating expenses increased slightly to $4,018,000 in the first quarter of 2013 from $3,900,000 in the first quarter of 2012 primarily due to the opening of Herschel’s Famous 34.

General and administrative expenses remained consistent at $1,529,000 in the first quarter of 2013 as compared to $1,556,000 in the first quarter of 2012.

Depreciation expense decreased to $2,509,000 in the first quarter of 2013 as compared to $2,680,000 in the first quarter of 2012 primarily as a result of certain assets becoming fully depreciated.

Interest expense decreased by $184,000 due to lower outstanding borrowings and lower interest rates during the first quarter of 2013.

Our effective income tax rate was 119.4% in the first quarter of 2013 as compared to 46.1% in the first quarter of 2012.  The high rate in 2013 was the result of the impact the non-deductible portion of the restricted stock awards that vested during the first quarter of 2013 had on our lower pre-tax earnings.  We expect our effective income tax rate to approximate 42% in each of the remaining quarters of 2013.

Liquidity and Capital Resources

Net cash provided by operating activities was $2,430,000 for the first three months of 2013 compared to $5,985,000 for the first three months of 2012.  The decrease was primarily due to lower pre-tax earnings, partially offset by the elimination of certain annual license fee payments on our gaming operations.  We paid an annual license fee of $1,540,000 on our gaming operations in February 2012, which related to the 12 months ended June 30, 2012, which we are no longer required to pay.

Net cash used in investing activities was $569,000 for the first three months of 2013 compared to $527,000 for the first three months of 2012 and was solely related to capital improvements.  Capital expenditures for the first three months of 2013 related primarily to assets purchased for our new Herschel’s Famous34.  Capital expenditures for the first three months of 2012 related primarily to the construction of additional meeting space, upgrading our computer systems and equipment purchases.

Net cash used in financing activities was $2,214,000 for the first three months of 2013 compared to $5,582,000 for the first three months of 2012.  During for the first three months of 2013, we had net repayments of $2,000,000 on our credit facility compared to $4,500,000 for the first three months of 2012.  We paid $975,000 in cash dividends during in the first three months of 2012.  No dividends were paid in the first three months of 2013.  We repurchased and retired $144,000 of our outstanding common stock during the first three months of 2013 compared to $107,000 during the first three months of 2012.  As a result of amending our credit agreement in March 2013, we incurred $70,000 in bank fees.

On January 23, 2013, our Board of Directors suspended the quarterly dividend.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first three months of 2013 or 2012.  At March 31, 2013, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $900,000 — $1,400,000 during the remainder of 2013.

At March 31, 2013, we had a $70,000,000 credit agreement with a bank group.  The maximum borrowing limit under the facility reduces to $65,000,000 as of June 30, 2013, $60,000,000 as of December 31, 2013 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at March 31, 2013) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum fixed charge coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and minimum EBITDA and tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2013, we were in compliance with all terms of the facility and there was $56,500,000 outstanding at a weighted average interest rate of 2.20%.  At March 31, 2013, $13,500,000 was available pursuant to the facility.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods during the next twelve months.

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 35% of our total gaming win comes from Maryland patrons and approximately 66% of our Capital Club® member gaming win comes from out-of-state patrons.

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

Revenues from the internet versions of table games and video lottery games will be distributed generally pursuant to the formula currently applicable to those games, with the exception that internet service provider costs will be deducted first, and the Lottery will retain the first $3.75 million of state-wide net proceeds.  The Act also eliminates and restructures certain fees currently paid by video lottery agents to incentivize agents to make capital expenditures, spend on marketing and promotions, and make debt service payments.  For the period July 1, 2011 to June 30, 2012, we paid a $1,540,000 gaming license fee which was eliminated beginning July 1, 2012.  For the period July 1, 2012 to June 30, 2013, we paid a $2,241,000 table game license fee which will be reduced beginning July 1, 2013.  Based on current business levels, we estimate that this fee will be approximately $1,000,000 for the period July 1, 2013 to June 30, 2014.

We anticipate that we will begin offering internet gaming in the third quarter of 2013 once the Delaware Lottery adopts regulations and secures contracts with internet service providers.

Contractual Obligations

At March 31, 2013, we had the following contractual obligations:

		Payments Due by Period
	Total	2013	2014 — 2015	2016 — 2017	Thereafter
Revolving line of credit(a)	$56,500,000	$—	$56,500,000	$—	$—
Estimated interest payments on revolving line of credit(b)	1,504,000	934,000	570,000	—	—
Operating leases	405,000	68,000	180,000	157,000	—
	$58,409,000	$1,002,000	$57,250,000	$157,000	$—

(a) Our current credit facility expires on June 17, 2014.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2013 and current interest rates.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the three months ended March 31, 2013, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We Have a Significant Amount of Indebtedness

As of March 31, 2013, we had total outstanding long-term debt of $56,500,000 under our credit facility.  This indebtedness and any future increases in our outstanding borrowings or decreases in our operating profits could:

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

New venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Our credit facility contains financial ratios that we are required to meet and other restrictive covenants that, among other things, limit or restrict our ability to borrow additional funds, make acquisitions, create liens on our properties and make investments.

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

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 35% of our total gaming win comes from Maryland patrons and approximately 66% of our Capital Club® member gaming win comes from out of state patrons.

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

All Of Our Gaming Facilities Are In One Location

Our gaming facilities are located adjacent to one another at a single location in Dover, Delaware.  Any prolonged disruption of operations at these facilities due to damage or destruction, inclement weather, natural disaster, work stoppages or other reasons could adversely affect our financial condition and results of operations.  We maintain property and business interruption insurance to protect against certain types of disruption, but there can be no assurance that the proceeds of such insurance would be adequate to repair or rebuild our facilities or to otherwise compensate us for lost profits.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No repurchases were made in the first quarter of 2013 and we had remaining purchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Downs Gaming & Entertainment, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive (Loss) Income for the quarters ended March 31, 2013 and 2012; (ii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Cash Flows for the quarters ended March 31, 2013 and 2012; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	May 10, 2013	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)