Form 10-Q
period 2013-09-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2013-11-07
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

As of October 31, 2013, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	17,746,179 shares
Class A Common Stock -	14,870,673 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Gaming	$43,736	$49,001	$132,216	$159,806
Other operating	6,337	5,913	18,423	17,547
	50,073	54,914	150,639	177,353
Expenses:
Gaming	41,105	44,508	123,530	141,951
Other operating	4,407	4,111	13,039	12,350
General and administrative	1,354	1,464	4,310	4,528
Depreciation	2,378	2,523	7,411	7,769
	49,244	52,606	148,290	166,598

Operating earnings	829	2,308	2,349	10,755

Interest expense	460	405	1,267	1,417

Earnings before income taxes	369	1,903	1,082	9,338

Income tax expense	146	756	651	4,003

Net earnings	223	1,147	431	5,335

Unrealized gain on interest rate swap, net of income taxes	—	—	—	83

Change in pension net actuarial loss and prior service cost, net of income taxes	15	9	45	26

Unrealized gain on available-for-sale securities, net of income taxes	4	4	7	11

Comprehensive income	$242	$1,160	$483	$5,455

Net earnings per common share:
Basic	$0.01	$0.04	$0.01	$0.16
Diluted	$0.01	$0.04	$0.01	$0.16

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$14,392	$14,993
Accounts receivable	3,688	4,093
Due from State of Delaware	9,301	9,708
Inventories	2,033	1,921
Prepaid expenses and other	3,890	3,207
Receivable from Dover Motorsports, Inc.	12	—
Income taxes receivable	—	155
Deferred income taxes	1,294	1,284
Total current assets	34,610	35,361

Property and equipment, net	162,632	168,963
Other assets	975	938
Total assets	$198,217	$205,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,187	$3,785
Purses due horsemen	9,310	9,833
Accrued liabilities	9,858	10,361
Income taxes payable	262	—
Deferred revenue	337	346
Revolving line of credit	52,500	—
Total current liabilities	75,454	24,325

Revolving line of credit	—	58,500
Liability for pension benefits	6,888	6,983
Deferred income taxes	1,551	1,994
Total liabilities	83,893	91,802

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 17,746,179 and 15,895,348, respectively	1,775	1,590
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,870,673 and 16,603,173, respectively	1,487	1,660
Additional paid-in capital	4,505	4,136
Retained earnings	109,753	109,322
Accumulated other comprehensive loss	(3,196)	(3,248)
Total stockholders’ equity	114,324	113,460
Total liabilities and stockholders’ equity	$198,217	$205,262

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net earnings	$431	$5,335
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,411	7,769
Amortization of credit facility origination fees	140	74
Stock-based compensation	525	600
Deferred income taxes	(333)	(126)
Gain from insurance settlement	(22)	—
Changes in assets and liabilities:
Accounts receivable	405	849
Due from State of Delaware	407	(1,694)
Inventories	(112)	(224)
Prepaid expenses and other	(799)	(917)
Receivable from/payable to Dover Motorsports, Inc.	(12)	(11)
Accounts payable	(424)	(1,499)
Purses due horsemen	(523)	2,136
Accrued liabilities	(503)	(1,783)
Income taxes payable/receivable	262	(327)
Deferred revenue	(9)	77
Other liabilities	(20)	(375)
Net cash provided by operating activities	6,824	9,884

Investing activities:
Capital expenditures	(1,283)	(2,158)
Insurance settlement proceeds	74	—
Purchase of available-for-sale securities	(27)	—
Proceeds from sale of available-for-sale securities	25	—
Net cash used in investing activities	(1,211)	(2,158)

Financing activities:
Borrowings from revolving line of credit	56,140	12,910
Repayments of revolving line of credit	(62,140)	(20,410)
Dividends paid	—	(2,925)
Repurchase of common stock	(144)	(107)
Credit facility fees	(70)	—
Net cash used in financing activities	(6,214)	(10,532)

Net decrease in cash	(601)	(2,806)
Cash, beginning of period	14,993	18,634
Cash, end of period	$14,392	$15,828

Supplemental information:
Interest paid	$1,106	$1,367
Income tax payments	$722	$4,457

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 15, 2013.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 31% of our total gaming win comes from Maryland patrons and approximately 66% of our Capital Club® member gaming win comes from out of state patrons.

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

We anticipate that we will begin offering internet gaming in the fourth quarter of 2013.

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

NOTE 3 - Summary of Significant Accounting Policies

Basis of consolidation and presentation—The consolidated financial statements include the accounts of Dover Downs Gaming & Entertainment, Inc. and its wholly owned subsidiaries.  Intercompany transactions and balances have been eliminated.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method.  Accumulated depreciation was $113,749,000 and $106,478,000 as of September 30, 2013 and December 31, 2012, respectively.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years after 2009 remain open to examination for federal income tax purposes.  Tax years after 2008 remain open to examination for state income tax purposes.

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $1,986,000 and $2,012,000, respectively, at September 30, 2013 and December 31, 2012, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $5,283,000 and $15,251,000, and $5,268,000 and $15,699,000 for the three and nine-month periods ended September 30, 2013 and 2012, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings per common share — basic:
Net earnings	$223	$1,147	$431	$5,335
Allocation to nonvested restricted stock awards	6	26	11	123
Net earnings available to common stockholders	$217	$1,121	$420	$5,212

Weighted-average shares outstanding	31,849	31,745	31,848	31,744

Net earnings per common share — basic	$0.01	$0.04	$0.01	$0.16

Net earnings per common share — diluted:
Net earnings	$223	$1,147	$431	$5,335
Allocation to nonvested restricted stock awards	6	26	11	123
Net earnings available to common stockholders	$217	$1,121	$420	$5,212

Weighted-average shares and dilutive shares outstanding	31,849	31,745	31,848	31,744

Net earnings per common share — diluted	$0.01	$0.04	$0.01	$0.16

There were no options outstanding during the three and nine-month periods ended September 30, 2013 or 2012.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $158,000 and $525,000, and $192,000 and $600,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2013 and 2012, respectively.  We recorded income tax benefit (expense) of $64,000 and $5,000, and $78,000 and ($20,000) for the three and nine-month periods ended September 30, 2013 and 2012, respectively, related to our restricted stock awards.

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

NOTE 4 — Credit Facility

At September 30, 2013, we had a $65,000,000 credit agreement with a bank group.  The maximum borrowing limit under the facility reduces to $60,000,000 as of December 31, 2013 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (275 basis points at September 30, 2013) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum fixed charge coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and minimum EBITDA and tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2013, we were in compliance with all terms of the facility and there was $52,500,000 outstanding at a weighted average interest rate of 2.93%.  At September 30, 2013, $12,500,000 was available pursuant to the facility.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through June 17, 2014, the expiration date of the facility.

The facility is classified as a current liability as of September 30, 2013 in our consolidated balance sheet as the facility expires on June 17, 2014.  We are currently seeking to refinance this obligation; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be equal to or better than the terms of our existing credit facility.

NOTE 5 — Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan. The assets for the excess plan aggregate $257,000 and $239,000 as of September 30, 2013 and December 31, 2012, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Financial Instruments).

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

Effective December 1, 2012, we created a new non-elective, non-qualified supplemental executive retirement plan (“SERP”) in connection with the freezing of our pension plan.  Its purpose is to provide deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During the three and nine-month periods ended September 30, 2013, we recorded an expense of $30,000 and $90,000, respectively, related to the SERP and contributed $0 and $107,000 to the plan, respectively.  The liability for pension benefits was $83,000 and $100,000 as of September 30, 2013 and December 31, 2012, respectively.

The components of net periodic pension cost for our defined benefit pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest cost	$213,000	$213,000	$639,000	$639,000
Expected return on plan assets	(246,000)	(227,000)	(740,000)	(681,000)
Recognized net actuarial loss	25,000	14,000	75,000	42,000
	$(8,000)	$—	$(26,000)	$—

We contributed $125,000 and $425,000 to our defined benefit pension plans during the three and nine-month periods ended September 30, 2012.  We do not expect to make any contributions to our defined benefit pension plans in 2013.

We also maintain a defined contribution 401(k) plan that permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $198,000 and $620,000, and $235,000 and $655,000 in the three and nine-month periods ended September 30, 2013 and 2012, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$1,590	$1,660	$4,136	$109,322	$(3,248)
Net earnings	—	—	—	431	—
Issuance of nonvested stock awards, net of forfeitures	18	—	(18)	—	—
Stock-based compensation	—	—	525	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $30	—	—	—	—	45
Unrealized gain on available-for-sale securities, net of income tax expense of $5	—	—	—	—	7
Conversion of Class A common stock to common stock	173	(173)	—	—	—
Repurchase and retirement of common stock	(6)	—	(138)	—	—
Balance at September 30, 2013	$1,775	$1,487	$4,505	$109,753	$(3,196)

As of September 30, 2013 and December 31, 2012, accumulated other comprehensive loss consists of the following:

	September 30, 2013	December 31, 2012
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,155,000 and $2,185,000, respectively	$(3,220,000)	$(3,265,000)
Accumulated unrealized gain on available- for-sale securities, net of income tax expense of $17,000 and $12,000, respectively	24,000	17,000
Accumulated other comprehensive loss	$(3,196,000)	$(3,248,000)

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.  See NOTE 4 — Credit Facility.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first nine months of 2013 or 2012.  At September 30, 2013, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  As of September 30, 2013, there were 713,846 shares available for granting options or stock awards.

During the nine months ended September 30, 2013 and 2012, we purchased and retired 61,869 and 49,590 shares of our outstanding common stock for $144,000 and $107,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of September 30, 2013 and December 31, 2012:

	Total	Level 1	Level 2	Level 3
September 30, 2013
Available-for-sale securities	$257,000	$257,000	$—	$—

December 31, 2012
Available-for-sale securities	$239,000	$239,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

We previously had an interest rate swap agreement effectively converting a portion of the outstanding borrowings under our revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  The interest rate swap expired in April 2012.  We recognized $0 and $83,000, net of income taxes, in unrealized gains on our interest rate swap during the three and nine-month periods ended September 30, 2012, respectively.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At September 30, 2013 and December 31, 2012, there was $52,500,000 and $58,500,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.  We consider the inputs utilized to determine the fair value of borrowings under our revolving credit agreement to be Level 2 inputs.

NOTE 8 - Related Party Transactions

During the three and nine-month periods ended September 30, 2013 and 2012, we allocated costs of $496,000 and $1,416,000, and $491,000 and $1,424,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $45,000 and $180,000, and $29,000 and $158,000, respectively, to us for the three and nine-month periods ended September 30, 2013 and 2012.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2013 and 2012 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $400,000 and $793,000, and $396,000 and $772,000, respectively.  Additionally, DVD invoiced us $119,000 and $271,000, and $143,000 and $382,000 during the three and nine-month periods ended September 30, 2013 and 2012, respectively, for our rental of a skybox suite, tickets, display space, their commission for suite catering and other services at DVD’s 2013 and 2012 NASCAR event weekend at Dover International Speedway.  As of September 30, 2013, our consolidated balance sheets included a $12,000 receivable from DVD for the aforementioned items.  We settled this item in October 2013.  As of December 31, 2012, there were no balances due between us and DVD.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

In February 2013, we opened a Herschel’s Famous 34 Pub & Grill in Athens, Georgia.  Herschel’s Famous 34 is a 110-seat sports-themed restaurant owned and operated by us on approximately 4,100 square feet of leased property.  We have license rights to the name and likeness of former professional football star Herschel Walker for restaurant operations.

Approximately 85% of our revenue is gaming revenue.  Several factors contribute to the win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the market,

•                  The quantity and types of slot machines and table games available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels,

•                  Marketing programs, and

•                  General economic conditions.

We believe that we hold a strong position in these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware.  We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive.  According to the 2010 United States Census, approximately 36.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, currently only the three existing horse racing facilities in the State are allowed to have a video lottery gaming license.  Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey.  These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Our property is similar to properties found in the country’s largest gaming markets.  Our luxury hotel is the only casino-hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our slot marketing system to allow for more efficient marketing programs and the highest levels of customer service.  Our facility offers the most conference space of any hotel in Delaware and was expanded in the first quarter of 2012 to add 6,500 square feet of meeting space.

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

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

Gaming revenues decreased by $5,265,000, or 10.7%, to $43,736,000 in the third quarter of 2013 as a result of lower win from slot machine play and to a lesser extent lower table game revenue.  We believe that the decrease was primarily due to lower attendance at our facility from the opening of a large casino at Arundel Mills Mall in Maryland in June 2012, their subsequent expansion in September 2012 and addition of table games in April 2013 and overall increased competition in regional gaming markets.

Other operating revenues were $6,337,000 in the third quarter of 2013 as compared to $5,913,000 in the third quarter of 2012.  Rooms revenue increased $103,000 to $1,560,000 in the third quarter of 2013 as compared to $1,457,000 in the third quarter of 2012 primarily due to higher convention sales and casino customer sales.  Food and beverage revenues increased $415,000 to $3,861,000 in the third quarter of 2013 from $3,446,000 in the third quarter of 2012 due to the opening of Herschel’s Famous 34 in February 2013 and higher banquet sales.  These increases were partially offset by lower revenues in many of our other food and beverage outlets from the lower casino attendance.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $5,283,000 and $5,268,000 in the third quarter of 2013 and 2012, respectively.

Gaming expenses decreased by $3,403,000 primarily from lower gaming taxes as a result of the lower gaming revenues.   License fees and other expenses were also lower in the third quarter of 2013.  On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 which among other things eliminated and restructured certain license fees currently paid by video lottery agents.

Other operating expenses increased to $4,407,000 in the third quarter of 2013 from $4,111,000 in the third quarter of 2012 primarily due to the opening of Herschel’s Famous 34.

General and administrative expenses decreased to $1,354,000 in the third quarter of 2013 as compared to $1,464,000 in the third quarter of 2012 primarily from lower employee wages and benefits costs.

Depreciation expense decreased to $2,378,000 in the third quarter of 2013 as compared to $2,523,000 in the third quarter of 2012 as a result of certain assets becoming fully depreciated.

Interest expense increased by $55,000 due to increased amortization of credit facility origination fees and higher interest rates in the third quarter of 2013.  These increases in interest expense were partially offset by lower outstanding borrowings during the period.

Our effective income tax rate was 39.6% in the third quarter of 2013 as compared to 39.7% in the third quarter of 2012.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

Gaming revenues decreased by $27,590,000, or 17.3%, to $132,216,000 in the first nine months of 2013 as a result of lower win from slot machine play and to a lesser extent lower table game revenue.  We believe that the decrease was primarily due to lower attendance at our facility from the opening of a large casino at Arundel Mills Mall in Maryland in June 2012, their subsequent expansion in September 2012 and addition of table games in April 2013 and overall increased competition in regional gaming markets.

Other operating revenues were $18,423,000 in the first nine months of 2013 as compared to $17,547,000 in the first nine months of 2012.  Rooms revenue increased $591,000 to $4,366,000 in the first nine months of 2013 as compared to $3,775,000 in the first nine months of 2012 primarily due to higher convention and corporate sales, casino customer sales and sales for the Firefly Music Festival which was held on Dover International Speedway’s property adjacent to us.  Food and beverage revenues increased to $11,114,000 from $10,792,000 in the first nine months of 2012 due primarily to the opening of Herschel’s Famous 34 in February 2013, higher banquet sales and revenues from our Frankie’s outdoor café which is open during Dover International Speedway’s NASCAR race weekends and the Firefly Music Festival.  These increases in food and beverage revenues were partially offset by lower revenues in many of our food and beverage outlets from the lower casino attendance.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $15,251,000 and $15,699,000 in the first nine months of 2013 and 2012, respectively.

Gaming expenses decreased by $18,421,000 primarily from lower gaming taxes as a result of the lower gaming revenues.  License fees, marketing and other expenses were also lower in the first nine months of 2013.  On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 which among other things eliminated and restructured certain license fees currently paid by video lottery agents.

Other operating expenses increased to $13,039,000 in the first nine months of 2013 from $12,350,000 in the first nine months of 2012 primarily due to the opening of Herschel’s Famous 34.

General and administrative expenses decreased to $4,310,000 in the first nine months of 2013 as compared to $4,528,000 in the first nine months of 2012 primarily from lower employee wages and benefits costs.

Depreciation expense decreased to $7,411,000 in the first nine months of 2013 as compared to $7,769,000 in the first nine months of 2012 primarily as a result of certain assets becoming fully depreciated.

Interest expense decreased by $150,000 due to lower outstanding borrowings during the first nine months of 2013.  This decrease was partially offset by increased amortization of credit facility origination fees.

Our effective income tax rate was 60.2% in the first nine months of 2013 as compared to 42.9% in the first nine months of 2012.  The high rate in 2013 was the result of the impact the non-deductible portion of the restricted stock awards that vested during the first quarter of 2013 had on our lower pre-tax earnings.  We expect our effective income tax rate to approximate 41% in the fourth quarter of 2013.

Liquidity and Capital Resources

Net cash provided by operating activities was $6,824,000 for the first nine months of 2013 compared to $9,884,000 for the first nine months of 2012.  The decrease was primarily due to lower net earnings, partially offset by the reduction of certain annual license fee payments on our gaming operations.  We paid annual license fees of $3,781,000 on our gaming operations in the first nine months of 2012.  These fees decreased to $1,017,000 in the first nine months of 2013.

Net cash used in investing activities was $1,211,000 for the first nine months of 2013 compared to $2,158,000 for the first nine months of 2012 and was primarily related to capital improvements.  Capital expenditures for the first nine months of 2013 related primarily to assets purchased for our new Herschel’s Famous 34 and casino and hotel facility improvements.  Capital expenditures for the first nine months of 2012 related primarily to the renovation of our Festival Buffet, the construction of additional meeting space, upgrading our computer systems and equipment purchases.

Net cash used in financing activities was $6,214,000 for the first nine months of 2013 compared to $10,532,000 for the first nine months of 2012.  During the first nine months of 2013, we had net repayments of $6,000,000 on our credit facility compared to $7,500,000 for the first nine months of 2012.  We paid $2,925,000 in cash dividends during in the first nine months of 2012.  No dividends were paid in the first nine months of 2013.  We repurchased and retired $144,000 of our outstanding common stock during the first nine months of 2013 compared to $107,000 during the first nine months of 2012.  As a result of amending our credit agreement in March 2013, we incurred $70,000 in bank fees.

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first nine months of 2013 or 2012.  At September 30, 2013, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $250,000 during the remainder of 2013.

At September 30, 2013, we had a $65,000,000 credit agreement with a bank group.  The maximum borrowing limit under the facility reduces to $60,000,000 as of December 31, 2013 and the facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (275 basis points at September 30, 2013) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum fixed charge coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and minimum EBITDA and tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2013, we were in compliance with all terms of the facility and there was $52,500,000 outstanding at a weighted average interest rate of 2.93%.  At September 30, 2013, $12,500,000 was available pursuant to the facility.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through June 17, 2014, the expiration date of the facility.

The facility is classified as a current liability as of September 30, 2013 in our consolidated balance sheet as the facility expires on June 17, 2014.  We are currently seeking to refinance this obligation; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be equal to or better than the terms of our existing credit facility.

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 31% of our total gaming win comes from Maryland patrons and approximately 66% of our Capital Club® member gaming win comes from out-of-state patrons.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance our outstanding credit facility prior to its expiration on June 17, 2014.

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

We anticipate that we will begin offering internet gaming in the fourth quarter of 2013.

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

Contractual Obligations

At September 30, 2013, we had the following contractual obligations:

		Payments Due by Period
	Total	2013	2014 – 2015	2016 – 2017	Thereafter
Revolving line of credit(a)	$52,500,000	$—	$52,500,000	$—	$—
Estimated interest payments on revolving line of credit(b)	1,089,000	384,000	705,000	—	—
Operating leases	360,000	23,000	180,000	157,000	—
	$53,949,000	$407,000	$53,385,000	$157,000	$—

(a) Our current credit facility expires on June 17, 2014.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2013 and current interest rates.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the three months ended September 30, 2013, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We Have a Significant Amount of Indebtedness

As of September 30, 2013, we had total outstanding long-term debt of $52,500,000 under our credit facility.  The facility is classified as a current liability as of September 30, 2013 in our consolidated balance sheet as the facility expires on June 17, 2014.  We are currently seeking to refinance this obligation; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be equal to or better than the terms of our existing credit facility.  This indebtedness and any future increases in our outstanding borrowings or decreases in our operating profits could:

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

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 31% of our total gaming win comes from Maryland patrons and approximately 66% of our Capital Club® member gaming win comes from out of state patrons.

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

The Revocation, Suspension Or Modification Of Our Gaming Licenses Would Adversely Affect Our Gaming Business

Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement.  Our gaming license has no expiration date and does not need to be renewed annually.  However, to maintain our gaming license, we must remain licensed for harness horse racing by the Delaware Harness Racing Commission and conduct at least 80 live race days each racing season, subject to the availability of harness race horses.  Our license from the Racing Commission must be renewed on an annual basis.  The Racing Commission has broad discretion to reject any application for a license or suspend or revoke a license once it is issued.  The Director of the Delaware State Lottery Office has broad discretion to revoke, suspend or modify the terms of our gaming license.  Any modification or termination of existing licensing regulations or any revocation, suspension or modification of our licenses could adversely affect our business, financial condition and overall profitability.

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

We believe that the prospect of significant additional tax revenue is one of the primary reasons why jurisdictions have legalized gaming.  As a result, gaming operators are typically subject to significant taxes and fees in addition to normal federal and state corporate income taxes.  These taxes and fees are subject to increase at any time.  We pay substantial taxes and fees with respect to our operations and the State’s share of our gaming win has been increased several times over the past few years.  As some of these fees are fixed license fees payable without regard to the level of business we conduct, they may have a material adverse effect on our future financial results depending on our revenue levels.  In addition, any material increase in taxes or fees, or the adoption of additional taxes or fees, may have a material adverse effect on our future financial results.

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

We Do Not Own Or Lease Our Slot Machines And Related Technology

We do not own or lease the slot machines or computer systems used by the State in connection with our video lottery gaming operations.  The Lottery Director enters into contracts directly with the providers of the slot machines and computer systems and we are not a party to those negotiations.  At our expense, the State purchases or leases all equipment and the Lottery Director licenses all technology providers.  Similarly, but at no expense to us, the Lottery Director will contract directly with service providers for internet gaming.  Our operations could be disrupted if a licensed technology provider violates its agreement with the State or ceases to be licensed for any reason.  Such an event would be outside of our control and could adversely affect our gaming revenues.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No repurchases were made in the first nine months of 2013 and we had remaining purchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

10.1            Amendment No. 5 to the Letter of Intent dated October 7, 2013 between Dover Downs Gaming Management Corp. and UG Entertainment, LLC.

31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Downs Gaming & Entertainment, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the quarter and nine months ended September 30, 2013 and 2012; (ii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	November 7, 2013	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)