Form 10-K
period 2013-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2014-03-07
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $26,512,403 as of June 30, 2013 (the last day of our most recently completed second quarter).

As of February 28, 2014, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	17,880,650 shares
Class A Common Stock -	14,870,673 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 23, 2014 are incorporated by reference into Part III, Items 10 through 14 of this report.

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

In February 2013, we opened a Herschel’s Famous 34 Pub & Grill in Athens, Georgia, which has since been rebranded as Herschel’s 34 Chicken & Ribs Kitchen.  Herschel’s 34 is a 110-seat sports-themed restaurant owned and operated by us on approximately 4,100 square feet of leased property.  We have license rights to the name and likeness of former college and professional football star Herschel Walker for restaurant operations.

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

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis.  In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 45 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 31% of our gaming win comes from Maryland patrons and approximately 62% of our Capital Club® member gaming win comes from out of state patrons.

On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 (the “Act”), under which Delaware’s video lottery agents are authorized to offer, through their websites, internet versions of their table games (including poker) and video lottery offerings.  All games remain under the control and operation of the Delaware Lottery.  These internet gaming offerings capitalize on a 2011 United States Department of Justice ruling clarifying that wagering within a state’s boundaries does not violate the federal Wire Act.  We began offering internet gaming in the fourth quarter of 2013; to date operating results from internet gaming have not been material.

Internet lottery games are, at least initially, offered solely to persons located within the State of Delaware.  This territorial limitation would not apply to gaming pursuant to an interstate compact, such as the one announced in February 2014 between Delaware and Nevada.  Internet gaming participation is limited to persons who meet the age requirements for equivalent non-internet games.

Revenues from the internet versions of table games and video lottery games is distributed generally pursuant to the formula currently applicable to those games physically located within our casino, with the exception that internet service provider costs are deducted first, and the Delaware Lottery retains the first $3.75 million of state-wide net proceeds.  The Act also eliminated and restructured certain fees currently paid by video lottery agents to incentivize agents to make capital expenditures, spend on marketing and promotions, and make debt service payments.  In February 2012, we paid a $1,540,000 gaming license fee, which was for the period July 1, 2011 to June 30, 2012 — this fee was eliminated beginning July 1, 2012.  In June 2012, we paid a $2,241,000 table game license fee, which was for the period July 1, 2012 to June 30, 2013.  This fee decreased to $1,017,000 for the period July 1, 2013 to June 30, 2014 and was paid in June 2013.

On July, 1, 2013, the State enacted a bond and capital improvements bill which appropriates $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise be required to pay for the period July 1, 2013 to June 30, 2014.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were expected by the end of February 2014 but have not yet been released.  Any recommendations would require legislation in order to be effected.  The Delaware legislature is in session until the end of June and then does not reconvene until the following January.  Since Delaware has a fiscal year that ends June 30, it is likely that any legislation will not be effective until July 1, 2014.

Dover Downs Casino

Our casino opened in December 1995 with approximately 500 slot machines.  Due to its popularity, the casino has expanded six times since its opening.  The casino complex features 165,000 square-feet of space and houses 2,448 slot machines at December 31, 2013.  We are open for business 24 hours per day, seven days per week.  Our facilities are open every day of the year, except Christmas and Easter, and we estimate that the facility was visited by approximately 2 million patrons in 2013.

Our slot machines range from our popular penny machines to $100 machines in the Premium Slots area and include some of the most popular games found in the country’s major gaming jurisdictions.

In January 2010, the Delaware legislature authorized table games at the facilities of the State’s three video lottery agents.  On June 25, 2010, we opened our table game operations with 40 tables including blackjack, craps and roulette tables.  The Crown Royal poker room opened on July 14, 2010 with 12 poker tables.

During the third quarter of 2009, we opened our Race & Sports Book operation featuring parlay sports wagering on National Football League (“NFL”) games, and pari-mutuel wagering on live and simulcast horse races which had previously operated in another area of our facility.

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

We use sophisticated database marketing to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club®, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs.  Membership in this club currently stands at approximately 170,000 active patrons in one of three tiers — Capital Gold®, Capital Platinum® or Platinum Elite®.

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

Dover Downs Hotel

Our luxury hotel facility, the Dover Downs Hotel and Conference Center, is the largest hotel in the State of Delaware and connects to our casino.  The facility includes 500 rooms, including eleven luxury spa suites, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and a luxurious 6,000 square-foot full-service spa.  Our facility offers the most conference space of any hotel in Delaware and was expanded in the first quarter of 2012 to add an additional 6,500 square feet of meeting space taking our total to 35,000 square feet.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, spa facilities, trade shows and conferences, we believe we are able to attract new patrons and lengthen the stay of current patrons and encourage visits from patrons who may have a more convenient gaming option.  In 2013, hotel occupancy averaged 88% and the hotel was awarded the AAA Four Diamond Award for the eleventh consecutive year.

Dover Downs Raceway

Dover Downs Raceway has presented pari-mutuel harness racing events for 45 consecutive years.  Live harness races are conducted at Dover Downs Raceway from November until April and are simulcast to more than 300 tracks and other off-track betting locations across North America on each of our 107 scheduled live race dates.  During our harness racing season, we have historically used the 5/8-mile harness racing track that is located on DVD’s property and is on the inside of its one-mile motorsports superspeedway.  In order to continue this historic use, DVD granted a perpetual easement to the harness track to us at the time of the spin-off.  This perpetual easement allows us to have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The easement requires that we maintain the harness track but does not require the payment of any rent.  Additional amenities include the Winners Circle® Restaurant overlooking the horse racing track.

Within our Race & Sports Book operation is the simulcast parlor where our patrons can wager on harness and thoroughbred races received by satellite into our facility year round from numerous tracks across North America.  Large flat screen monitors throughout the area provide views of all races simultaneously and the betting windows are connected to a central computer allowing bets to be received on all races from all tracks.

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

Control Over Equipment and Technology.  We do not own or lease the slot machines or computer systems used by the State in connection with our video lottery gaming operations.  The Lottery Director enters into contracts directly with the providers of the slot machines and computer systems and we are not a party to those negotiations.  At our expense, the State purchases or leases all equipment and the Lottery Director licenses all technology providers.  Similarly, but at no expense to us, the Lottery Director entered into contracts directly with internet service providers in 2013.  Our operations could be disrupted if a licensed technology provider violates its agreement with the State or ceases to be licensed for any reason.  Such an event would be outside of our control and could adversely affect our gaming revenues.

Harness Racing and Pari-Mutuel Wagering

Licensing Requirements.  Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission.  We hold a license from the Commission by which we are authorized to hold harness race meetings on our premises and to make, conduct and sell pools by the use of pari-mutuel machines or totalizators.  The license must be renewed on an annual basis.  The Commission may reject an application for a license for any cause which it deems sufficient and the action of the Commission is final.  The Commission may also suspend or revoke a license which it has issued and its action in that respect is final, subject to review, upon questions of law only, by the Superior Court of the County within which the license was granted.  The action of the Commission stands unless and until reversed by the Court.  We have received an annual license from the Commission for the past 45 consecutive years and management believes that our relationship with the Commission remains good.  However, there can be no assurances that we will continue to be licensed by the Commission in the future.

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

Gaming Taxes and Fees

We believe that the prospect of significant additional tax revenue is one of the primary reasons why jurisdictions have legalized gaming.  As a result, gaming operators are typically subject to significant taxes and fees in addition to normal federal and state corporate income taxes.  These taxes and fees are subject to increase at any time.  We pay substantial taxes and fees with respect to our operations and the State’s share of our gaming win has been increased several times.  In addition, any material increase in taxes or fees, or the adoption of additional taxes or fees, may have a material adverse effect on our future financial results.

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

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 31% of our gaming win comes from Maryland patrons and approximately 62% of our Capital Club® member gaming win comes from out of state patrons.

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

We use a sophisticated database marketing program to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club, a players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs.  Membership in this club currently stands at approximately 170,000 active patrons.  We attempt to increase attendance at both our casino and hotel through effective promotional use of our database and by making improvements to our facilities and gaming offerings based on what we learn from our Capital Club members.  For example, we continually add the most popular machines, have added live table games, as well as multi-player electronic table games and other amenities requested by our customers.  We began offering internet gaming in the fourth quarter of 2013.

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

We entered into a letter of intent on October 14, 2008 (amended as of October 7, 2013) with UG Entertainment LLC (“UGE”) to provide management services for the operation of a video lottery facility at Underground Atlanta or elsewhere in Atlanta.  Such video lottery operations are not presently authorized and would require regulatory action by the Georgia Lottery and likely the support of the Georgia legislature.  The letter of intent between us and UGE provides for a five year management agreement and affords us two renewal options for two years each subject to the attainment of certain financial criteria by the new facility.  The letter of intent contemplates that the parties will negotiate and enter into an acceptable management agreement with terms and conditions comparable to management agreements of a similar nature.  Our compensation would consist of a management fee based on gross revenues and an incentive fee based on net earnings before taxes.  The letter of intent also contemplates that we will have the right to purchase up to 10% of the equity of UGE.

Seasonality

Our quarterly operating results are affected by weather and the general economic conditions in the United States.  Our quarterly operating results are generally distributed evenly throughout the year.  However, the results for any quarter are not necessarily indicative of results to be expected in any future period.

Employees

As of December 31, 2013, we had 1,465 employees, of which 861 were full-time.  We engage temporary personnel to assist during our live harness racing season.  None of our employees are party to a collective bargaining agreement and we believe that our relationship with our employees is good.

Available Information

We file annual, quarterly and current reports, information statements and other information with the United States Securities and Exchange Commission (the “SEC”).  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is www.sec.gov.

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

We Have a Significant Amount of Indebtedness

As of December 31, 2013, we had total outstanding long-term debt of $47,040,000 under our credit facility.  The facility is classified as a current liability as of December 31, 2013 in our consolidated balance sheet as the facility expires on June 17, 2014.  We are currently seeking to refinance this obligation; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  This indebtedness and any future increases in our outstanding borrowings or decreases in our operating profits could:

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

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 31% of our gaming win comes from Maryland patrons and approximately 62% of our Capital Club® member gaming win comes from out of state patrons.

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

On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 (the “Act”), under which Delaware’s video lottery agents are authorized to offer, through their websites, internet versions of their table games (including poker and bingo) and video lottery offerings.  There have been discussions in Congress to regulate various forms of internet gaming and it is possible that new federal laws may preempt state laws relative to the regulation or taxation of internet gaming.  Internet gaming may even be proscribed entirely by federal law much as sports betting is proscribed by federal law in all but four states.

On July, 1, 2013, the State enacted a bond and capital improvements bill which appropriates $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise be required to pay for the period July 1, 2013 to June 30, 2014.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were expected by the end of February 2014 but have not yet been released.  Any recommendations would require legislation in order to be effected.  The Delaware legislature is in session until the end of June and then does not reconvene until the following January.  Since Delaware has a fiscal year that ends June 30, it is likely that any legislation will not be effective until July 1, 2014.  Without legislative relief on gaming taxes and license fees, we may be unable to refinance our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to curtail operations and lay off employees in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games and internet gaming.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

We believe that the prospect of significant additional tax revenue is one of the primary reasons why jurisdictions have legalized gaming.  As a result, gaming operators are typically subject to significant taxes and fees in addition to normal federal and state corporate income taxes.  These taxes and fees are subject to increase at any time.  We pay substantial taxes and fees with respect to our operations and the State’s share of our gaming win has been increased several times.  In addition, any material increase in taxes or fees, or the adoption of additional taxes or fees, may have a material adverse effect on our future financial results.

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

We Do Not Own Or Lease Our Slot Machines And Related Technology

We do not own or lease the slot machines or computer systems used by the State in connection with our video lottery gaming operations.  The Lottery Director enters into contracts directly with the providers of the slot machines and computer systems and we are not a party to those negotiations.  At our expense, the State purchases or leases all equipment and the Lottery Director licenses all technology providers.  Similarly, but at no expense to us, the Lottery Director contracts directly with service providers for internet gaming.  Our operations could be disrupted if a licensed technology provider violates its agreement with the State or ceases to be licensed for any reason.  Such an event would be outside of our control and could adversely affect our gaming revenues.

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

Item 1B.        Unresolved Staff Comments

We have not received any written comments that were issued within 180 days before December 31, 2013, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

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

Our Herschel’s 34 restaurant is located in Athens, Georgia, on approximately 4,100 square feet of leased property.  The lease expires September 30, 2017.

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

Intellectual Property

We have various registered and common law trademark rights, including, but not limited to, “Dover Downs Gaming & Entertainment,” “Dover Downs,” “Dover Downs Hotel & Casino,” “Capital Club,” “Capital Gold,” “Capital Platinum,” “Capital Elite,” “Delaware Poker Championship,” “Come Play!,” “Sweet Perks,” “Gazebo Bar,” “Winners Circle,” “Michele’s” and “Rollins Center.”  We also have limited rights to use the names and logos of other businesses in connection with promoting our facilities and special events at those facilities.  Due to the value of our intellectual property rights for promotional purposes, it is our intention to vigorously protect these rights, through litigation, if necessary.

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

Part II

Item 5.                                 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “DDE.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 28, 2014, there were 17,880,650 shares of common stock and 14,870,673 shares of Class A common stock outstanding.  There were 698 holders of record for common stock and 19 holders of record for Class A common stock.

The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2013 and 2012 are detailed in the following table.

			Dividends
Quarter Ended:	High	Low	Declared
December 31, 2013	$1.87	$1.35	$—
September 30, 2013	$1.74	$1.22	$—
June 30, 2013	$2.10	$1.51	$—
March 31, 2013	$2.58	$2.00	$—

December 31, 2012	$2.75	$1.90	$0.02
September 30, 2012	$3.08	$2.40	$0.03
June 30, 2012	$3.08	$2.48	$0.03
March 31, 2012	$2.54	$2.11	$0.03

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No repurchases were made in 2013 and we had remaining purchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

In February 2013, we opened a Herschel’s Famous 34 Pub & Grill in Athens, Georgia, which has since been rebranded as Herschel’s 34 Chicken & Ribs Kitchen.  Herschel’s 34 is a 110-seat sports-themed restaurant owned and operated by us on approximately 4,100 square feet of leased property.  We have license rights to the name and likeness of former college and professional football star Herschel Walker for restaurant operations.

On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 (the “Act”), under which Delaware’s video lottery agents are authorized to offer, through their websites, internet versions of their table games (including poker) and video lottery offerings.  All games remain under the control and operation of the Delaware Lottery.  These internet gaming offerings capitalize on a 2011 United States Department of Justice ruling clarifying that wagering within a state’s boundaries does not violate the federal Wire Act.  We began offering internet gaming in the fourth quarter of 2013; to date operating results from internet gaming have not been material.

Approximately 90% of our revenue is gaming revenue.  Several factors contribute to the win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the market,

•                  The quantity and types of slot machines and table games available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels,

•                  Marketing programs, and

•                  General economic conditions.

We believe that we hold a strong position in these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware.  We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive.  According to the 2010 United States Census, approximately 36.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, currently only the three existing horse racing facilities in the State are allowed to have a video lottery gaming license.  Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey.  These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Our property is similar to properties found in the country’s largest gaming markets.  Our luxury hotel is the only casino-hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our slot marketing system to allow for more efficient marketing programs and the highest levels of customer service.  Our facility offers the most conference space of any hotel in Delaware and was expanded in the first quarter of 2012 to add an additional 6,500 square feet of meeting space taking our total to approximately 35,000 square feet.

Because all of our gaming operations are located at one facility, we face the risk of increased competition from the legalization of new or additional gaming venues.  We have therefore focused on creating the region’s premier gaming destination and building and rewarding customer loyalty through innovative marketing efforts, unparalleled customer service and a variety of amenities.

Results of Operations

Gaming revenues represent (i) the net win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statement of operations.

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

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

Gaming revenues decreased by $30,064,000, or 14.8%, to $172,991,000 in 2013 as a result of lower win from slot machine play and to a lesser extent lower table game revenue.  We believe that the decrease was primarily due to lower attendance at our facility from the opening of a large casino at Arundel Mills Mall in Maryland in June 2012, their subsequent expansion in September 2012 and addition of table games in April 2013, and overall increased competition in regional gaming markets.

Other operating revenues were $24,240,000 in 2013 as compared to $22,857,000 in 2012.  Rooms revenue increased $788,000 to $5,658,000 in 2013 as compared to $4,870,000 in 2012 primarily due to higher convention sales, casino customer sales and corporate rate sales.  Food and beverage revenues increased $623,000 to $14,795,000 in 2013 from $14,172,000 in 2012 primarily due to the opening of Herschel’s 34 in February 2013 and higher banquet sales.  These increases were partially offset by lower revenues in many of our other food and beverage outlets from the lower casino attendance.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $19,905,000 and $20,471,000 in 2013 and 2012, respectively.

Gaming expenses decreased by $20,553,000 primarily from lower gaming taxes as a result of the lower gaming revenues.  License fees and other expenses were also lower in 2013.  On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 which among other things eliminated and restructured certain license fees currently paid by video lottery agents.

Other operating expenses increased to $17,314,000 in 2013 from $16,359,000 in 2012 primarily due to the opening of Herschel’s 34 partially offset by lower expenses in many of our other food and beverage outlets.

General and administrative expenses decreased to $5,645,000 in 2013 as compared to $6,034,000 in 2012 primarily from lower employee wages and benefits costs and reduced legal expenses.

Depreciation expense decreased to $9,726,000 in 2013 as compared to $10,297,000 in 2012 as a result of certain assets becoming fully depreciated.

Interest expense decreased by $53,000 due to lower outstanding borrowings during the period.  This decrease in interest expense from the lower borrowings was partially offset by higher interest rates and increased amortization of credit facility origination fees in 2013.

Our effective income tax rate was 96.7% in 2013 as compared to 43.2% in 2012.  The high rate in 2013 was the result of the impact the non-deductible portion of the restricted stock awards that vested during the first quarter of 2013 had on our lower pre-tax earnings.

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

On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 which among other things eliminated and restructured certain fees currently paid by video lottery agents.  In February 2012, we paid a $1,540,000 gaming license fee, which was for the period July 1, 2011 to June 30, 2012 — this fee was eliminated beginning July 1, 2012.  In June 2012, we paid a $2,241,000 table game license fee, which was for the period July 1, 2012 to June 30, 2013.  This fee decreased to $1,017,000 for the period July 1, 2013 to June 30, 2014 and was paid in June 2013.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $11,137,000 in 2013 compared to $13,166,000 in 2012.  The decrease was due to lower net earnings, partially offset by the reduction of certain annual license fee payments on our gaming operations.  We paid annual license fees of $3,781,000 on our gaming operations in 2012.  These fees decreased to $1,017,000 in 2013.

Net cash used in investing activities was $1,506,000 in 2013 compared to $2,625,000 in 2012 and was primarily related to capital improvements.  Capital expenditures in 2013 related to assets purchased for our new Herschel’s 34 and casino and hotel facility improvements.  Capital expenditures in 2012 related primarily to the renovation of our Festival Buffet, the construction of additional meeting space, upgrading our computer systems and equipment purchases.

Net cash used in financing activities was $11,674,000 in 2013 compared to $14,182,000 in 2012.  During 2013, we had net repayments of $11,460,000 on our credit facility compared to $10,500,000 during 2012.  We paid $3,575,000 in cash dividends during in 2012.  On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.  We repurchased and retired $144,000 of our outstanding common stock during 2013 compared to $107,000 during 2012.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.  As a result of amending our credit agreement in March 2013, we paid $70,000 in bank fees.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2013 or 2012.  At December 31, 2013, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $1,500,000 during 2014.  Additionally, we expect to contribute approximately $300,000 to our pension plans in 2014.

At December 31, 2013, we had a $60,000,000 credit agreement with a bank group.  The facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (325 basis points at December 31, 2013) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum fixed charge coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and minimum EBITDA and tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2013, we were in compliance with all terms of the facility and there was $47,040,000 outstanding at a weighted average interest rate of 3.42%.  At December 31, 2013, $12,960,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2013 $9,413,000 could have been borrowed as of that date.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through June 17, 2014, the expiration date of the facility.

The facility is classified as a current liability as of December 31, 2013 in our consolidated balance sheet as the facility expires on June 17, 2014.  We are currently seeking to refinance this obligation; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 31% of our gaming win comes from Maryland patrons and approximately 62% of our Capital Club® member gaming win comes from out-of-state patrons.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance our outstanding credit facility prior to its expiration on June 17, 2014.

On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 (the “Act”), which eliminated and restructured certain fees currently paid by video lottery agents to incentivize agents to make capital expenditures, spend on marketing and promotions, and make debt service payments.  In February 2012, we paid a $1,540,000 gaming license fee, which was for the period July 1, 2011 to June 30, 2012 — this fee was eliminated beginning July 1, 2012.  In June 2012, we paid a $2,241,000 table game license fee, which was for the period July 1, 2012 to June 30, 2013.  This fee decreased to $1,017,000 for the period July 1, 2013 to June 30, 2014 and was paid in June 2013.

On July, 1, 2013, the State enacted a bond and capital improvements bill which appropriates $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise be required to pay for the period July 1, 2013 to June 30, 2014.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were expected by the end of February 2014 but have not yet been released.  Any recommendations would require legislation in order to be effected.  The Delaware legislature is in session until the end of June and then does not reconvene until the following January.  Since Delaware has a fiscal year that ends June 30, it is likely that any legislation will not be effective until July 1, 2014.  Without legislative relief on gaming taxes and license fees, we may be unable to refinance our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to curtail operations and lay off employees in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games and internet gaming.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

Contractual Obligations

At December 31, 2013, we had the following contractual obligations:

		Payments Due by Period
	Total	2014	2015 – 2016	2017 – 2018	Thereafter
Revolving line of credit(a)	$47,040,000	$47,040,000	$—	$—	$—
Estimated interest payments on revolving line of credit(b)	737,000	737,000	—	—	—
Pension contributions	300,000	300,000	—	—	—
Operating lease	315,000	84,000	168,000	63,000	—
	$48,392,000	$48,161,000	$168,000	$63,000	$—

(a) Our current credit facility expires on June 17, 2014.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2013 and current interest rates.

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

Accrued Pension Cost

On June 15, 2011, we decided to freeze participation and benefit accruals under our pension plans.  The freeze was effective July 31, 2011.  The benefits provided by our defined-benefit pension plans are based on years of service and employee’s remuneration through July 31, 2011.  Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for the discount rate, expected long-term rate of return on assets and mortality.  Changes in these estimates would impact the amounts that we record in our consolidated financial statements and our funding contributions to the plans.

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the year ended December 31, 2013, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.  KPMG LLP independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  KPMG LLP has issued their report which is included herein.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited Dover Downs Gaming & Entertainment, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dover Downs Gaming & Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern.

KPMG LLP

Philadelphia, Pennsylvania
March 7, 2014

Item 9B.        Other Information

None.

Part III

Item 10.         Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2014.

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

Executive Officers of the Registrant.  As of December 31, 2013, our executive officers were:

Name	Position	Age	Term of Office

Denis McGlynn	President and
	Chief Executive Officer	67	11/79 to date

Edward J. Sutor	Executive Vice President
	and Chief Operating Officer	63	3/99 to date

Timothy R. Horne	Sr. Vice President-Finance, Treasurer
	and Chief Financial Officer	47	11/96 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel
	and Secretary	54	7/99 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board since our spin-off from DVD in 2002.  Mr. Tippie also serves as Chairman of the Board to DVD as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 34 years.  Mr. McGlynn also serves as President and Chief Executive Officer to DVD.

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

Item 11.         Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2014.

Item 12.                          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2014.

Equity Compensation Plan Information

We have a stock incentive plan which provides for the grant of up to 2,250,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Refer to NOTE 9 — Stockholders’ Equity to our consolidated financial statements included elsewhere in this document for further discussion.  Securities authorized for issuance under equity compensation plans at December 31, 2013 are as follows:

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	708,146

Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	708,146

Item 13.         Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2014.

Item 14.         Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 23, 2014.

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

3.2                    Amended and Restated By-laws of Dover Downs Gaming & Entertainment, Inc. dated October 23, 2013 (incorporated herein by reference to Exhibit 3.1 to the Form 8-K dated October 23, 2013).

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

10.1             Transition Support Services Agreement, dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.3 to the Form 10 filed on January 16, 2002, which was declared effective on March 7, 2002).

10.2             Real Property Agreement dated as of January 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 10.5 to the Form 10 filed on January 16, 2002, which was declared effective on March 7, 2002).

10.3             Agreement between Dover Downs, Inc. and Delaware Standardbred Owners Association, Inc. dated September 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 5, 2010).

10.4             Credit Agreement between Dover Downs Gaming and Entertainment, Inc. and RBS Citizens, N.A., as agent, dated as of June 17, 2011 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on June 23, 2011).

10.5             Amendment to Credit Agreement between Dover Downs Gaming and Entertainment, Inc. and RBS Citizens, N.A., as agent, dated as of March 12, 2013 (incorporated herein by reference to Exhibit 10.7 to the Form 10-K filed on March 15, 2013).

10.6             Amended and Restated Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Denis McGlynn dated February 13, 2006 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on February 17, 2006).

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

10.10      Amendment to certain agreements between Dover Downs Gaming & Entertainment, Inc. and selected executives and directors (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2008).

10.11      Amendment to certain agreements between Dover Downs Gaming & Entertainment, Inc. and certain executives dated June 15, 2011 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated June 15, 2011).

10.12      Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed on August 6, 2004).

10.13      Dover Downs Gaming & Entertainment, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 30, 2012).

10.14      Description of Annual Salary and Certain Discretionary Incentives to Executive Officers (incorporated herein by reference to the Form 8-K dated January 3, 2014).

10.15      Letter of Intent dated October 14, 2008 between Dover Downs Gaming Management Corp. and UG Entertainment, LLC (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on January 14, 2009).

10.16      Amendment No. 3 to the Letter of Intent dated September 16, 2011 between Dover Downs Gaming Management Corp. and UG Entertainment, LLC (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 9, 2011).

10.17      Amendment No. 4 to the Letter of Intent dated August 1, 2012 between Dover Downs Gaming Management Corp. and UG Entertainment, LLC (incorporated herein by reference to Exhibit 10.19 to the Form 10-K filed on March 15, 2013).

10.18      Amendment No. 5 to the Letter of Intent dated October 7, 2013 between Dover Downs Gaming Management Corp. and UG Entertainment, LLC (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 7, 2013).

10.19 Dover Downs Gaming & Entertainment, Inc. Supplemental Executive Retirement Savings Plan Dated November 9, 2012 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 9, 2012).

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

101                The following materials from the Dover Downs Gaming & Entertainment, Inc. annual report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Balance Sheets as of December 31, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	March 7, 2014	Dover Downs Gaming & Entertainment, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President and Chief Executive Officer	March 7, 2014
Denis McGlynn	and Director
(Principal Executive Officer)

/s/ Timothy R. Horne	Sr. Vice President — Finance, Treasurer,	March 7, 2014
Timothy R. Horne	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering either of them to sign this report, or any amendments, on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	March 7, 2014
Henry B. Tippie

/s/ Patrick J. Bagley	Director and Chairman	March 7, 2014
Patrick J. Bagley	of the Audit Committee

/s/ Jeffrey W. Rollins	Director	March 7, 2014
Jeffrey W. Rollins

/s/ R. Randall Rollins	Director	March 7, 2014
R. Randall Rollins

/s/ Richard K. Struthers	Director	March 7, 2014
Richard K. Struthers

/s/ Denis McGlynn	As Attorney-in-Fact	March 7, 2014
Denis McGlynn	and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of earnings and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the Company’s credit facility expires on June 17, 2014 and at present no agreement has been reached to refinance the debt, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dover Downs Gaming & Entertainment, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania
March 7, 2014

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011
Revenues:
Gaming	$172,991	$203,055	$217,415
Other operating	24,240	22,857	22,527
	197,231	225,912	239,942
Expenses:
Gaming	162,398	182,951	193,392
Other operating	17,314	16,359	16,510
General and administrative	5,645	6,034	6,288
Depreciation	9,726	10,297	11,665
	195,083	215,641	227,855

Operating earnings	2,148	10,271	12,087

Loss on extinguishment of debt	—	—	45
Interest expense	1,752	1,805	2,872

Earnings before income taxes	396	8,466	9,170

Income taxes	383	3,659	3,811

Net earnings	13	4,807	5,359

Unrealized gain on interest rate swap, net of income taxes	—	83	272

Unrealized gain (loss) on available-for-sale securities, net of income taxes	11	12	(5)

Change in pension net actuarial loss and prior service cost, net of income taxes	2,142	(1,059)	(925)

Comprehensive income	$2,166	$3,843	$4,701

Net earnings per common share (Note 3):
Basic	$—	$0.15	$0.17
Diluted	$—	$0.15	$0.17

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$12,950	$14,993
Accounts receivable	4,248	4,093
Due from State of Delaware	8,225	9,708
Inventories	1,957	1,921
Prepaid expenses and other	2,432	3,207
Income taxes receivable	138	155
Deferred income taxes	1,268	1,284
Total current assets	31,218	35,361

Property and equipment, net	160,570	168,963
Other assets	932	938
Total assets	$192,720	$205,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,480	$3,785
Purses due horsemen	7,978	9,833
Accrued liabilities	10,513	10,361
Payable to Dover Motorsports, Inc.	4	—
Deferred revenue	463	346
Revolving line of credit	47,040	—
Total current liabilities	70,478	24,325

Revolving line of credit	—	58,500
Liability for pension benefits	3,353	6,983
Deferred income taxes	2,725	1,994
Total liabilities	76,556	91,802

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 17,736,479 and 15,895,348, respectively	1,774	1,590
Class A common stock, $.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,870,673 and 16,603,173, respectively	1,487	1,660
Additional paid-in capital	4,663	4,136
Retained earnings	109,335	109,322
Accumulated other comprehensive loss	(1,095)	(3,248)
Total stockholders’ equity	116,164	113,460
Total liabilities and stockholders’ equity	$192,720	$205,262

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2013	2012	2011
Operating activities:
Net earnings	$13	$4,807	$5,359
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,726	10,297	11,665
Amortization of credit facility origination fees	183	101	90
Stock-based compensation	682	793	905
Deferred income taxes	(519)	(318)	(389)
Gain from insurance settlement	(22)	—	—
Loss on extinguishment of debt	—	—	45
Changes in assets and liabilities:
Accounts receivable	(155)	(111)	(884)
Due from State of Delaware	1,483	(268)	389
Inventories	(36)	(61)	129
Prepaid expenses and other	662	310	(995)
Income taxes receivable/payable	(138)	(928)	869
Accounts payable	915	(470)	604
Purses due horsemen	(1,855)	829	(825)
Accrued liabilities	152	(1,571)	(374)
Payable to/receivable from Dover Motorsports, Inc.	4	(11)	29
Deferred revenue	117	92	(53)
Other liabilities	(75)	(325)	(913)
Net cash provided by operating activities	11,137	13,166	15,651

Investing activities:
Capital expenditures	(1,574)	(2,625)	(1,853)
Insurance settlement proceeds	74	—	—
Proceeds from the sale of available-for-sale securities	31	—	214
Purchase of available-for-sale securities	(37)	—	(291)
Net cash used in investing activities	(1,506)	(2,625)	(1,930)

Financing activities:
Borrowings from revolving line of credit	72,160	19,620	180,683
Repayments of revolving line of credit	(83,620)	(30,120)	(190,283)
Dividends paid	—	(3,575)	(3,888)
Repurchase of common stock	(144)	(107)	(150)
Credit facility fees	(70)	—	(268)
Net cash used in financing activities	(11,674)	(14,182)	(13,906)

Net decrease in cash	(2,043)	(3,641)	(185)
Cash, beginning of year	14,993	18,634	18,819
Cash, end of year	$12,950	$14,993	$18,634

Supplemental information:
Interest paid	$1,524	$1,728	$2,847
Income tax payments	$1,041	$4,904	$3,331

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

In February 2013, we opened a Herschel’s Famous 34 Pub & Grill in Athens, Georgia, which has since been rebranded as Herschel’s 34 Chicken & Ribs Kitchen.  Herschel’s 34 is a 110-seat sports-themed restaurant owned and operated by us on approximately 4,100 square feet of leased property.  We have license rights to the name and likeness of former college and professional football star Herschel Walker for restaurant operations.

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

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis.  In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 45 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

Additional gaming venues have recently opened in Maryland, Pennsylvania and New Jersey. These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 31% of our gaming win comes from Maryland patrons and approximately 62% of our Capital Club® member gaming win comes from out of state patrons.

On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 (the “Act”), under which Delaware’s video lottery agents are authorized to offer, through their websites, internet versions of their table games (including poker) and video lottery offerings.  All games remain under the control and operation of the Delaware Lottery.  These internet gaming offerings capitalize on a 2011 United States Department of Justice ruling clarifying that wagering within a state’s boundaries does not violate the federal Wire Act.  We began offering internet gaming in the fourth quarter of 2013.

Internet lottery games are, at least initially, offered solely to persons located within the State of Delaware.  This territorial limitation would not apply to gaming pursuant to an interstate compact, such as the one announced in February 2014 between Delaware and Nevada.  Internet gaming participation is limited to persons who meet the age requirements for equivalent non-internet games.

Revenues from the internet versions of table games and video lottery games are distributed generally pursuant to the formula currently applicable to those games physically located within our casino, with the exception that internet service provider costs are deducted first, and the Delaware Lottery retains the first $3.75 million of state-wide net proceeds.  The Act also eliminated and restructured certain fees currently paid by video lottery agents to incentivize agents to make capital expenditures, spend on marketing and promotions, and make debt service payments.  In February 2012, we paid a $1,540,000 gaming license fee, which was for the period July 1, 2011 to June 30, 2012 — this fee was eliminated beginning July 1, 2012.  In June 2012, we paid a $2,241,000 table game license fee, which was for the period July 1, 2012 to June 30, 2013.  This fee decreased to $1,017,000 for the period July 1, 2013 to June 30, 2014 and was paid in June 2013.

On July, 1, 2013, the State enacted a bond and capital improvements bill which appropriates $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise be required to pay for the period July 1, 2013 to June 30, 2014.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were expected by the end of February 2014 but have not yet been released.  Any recommendations would require legislation in order to be effected.  The Delaware legislature is in session until the end of June and then does not reconvene until the following January.  Since Delaware has a fiscal year that ends June 30, it is likely that any legislation will not be effective until July 1, 2014.

NOTE 2—Going Concern

At December 31, 2013, we had a credit agreement with a bank group (see NOTE 6 — Credit Facility). The maximum borrowing limit under the facility was $60,000,000 as of December 31, 2013 and the facility expires June 17, 2014. At December 31, 2013 there was $47,040,000 outstanding under the facility.  The facility is classified as a current liability as of December 31, 2013 in our consolidated balance sheet as the facility expires on June 17, 2014.  We are currently seeking to refinance this obligation; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The report from our independent registered public accountants, KPMG LLP, dated March 7, 2014, includes an explanatory paragraph related to our ability to continue as a going concern.

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

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets.  Changes in fair value are reported in other comprehensive income (loss).  See NOTE 9 — Stockholders’ Equity and NOTE 10 — Fair Value Measurements for further discussion.

Derivative Instruments and Hedging Activities—We are subject to interest rate risk on the variable component of the interest rate under our revolving credit agreement.  Effective January 15, 2009, we entered into a $35,000,000 interest rate swap agreement.  We designated the interest rate swap as a cash flow hedge.  Changes in the fair value of the effective portion of the interest rate swap were recognized in other comprehensive income (loss) until the hedged item was recognized in earnings.  The interest rate swap expired in April 2012.  See NOTE 6 — Credit Facility and NOTE 10 — Fair Value Measurements for further discussion.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years after 2009 remain open to examination for federal and state income tax purposes.

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $1,930,000 and $2,012,000, respectively, at December 31, 2013 and 2012, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $19,905,000, $20,471,000 and $20,375,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Advertising costs—The cost of general advertising is charged to operations as incurred. Advertising expenses were $2,209,000, $2,211,000 and $2,917,000 in 2013, 2012 and 2011, respectively.

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

	2013	2012	2011
Net earnings per common share — basic:
Net earnings	$13	$4,807	$5,359
Allocation to nonvested restricted stock awards	—	111	124
Net earnings available to common stockholders	$13	$4,696	$5,235

Weighted-average shares outstanding	31,849	31,745	31,645

Net earnings per common share — basic	$—	$0.15	$0.17

Net earnings per common share — diluted:
Net earnings	$13	$4,807	$5,359
Allocation to nonvested restricted stock awards	—	111	124
Net earnings available to common stockholders	$13	$4,696	$5,235

Weighted-average shares and dilutive shares outstanding	31,849	31,745	31,645

Net earnings per common share — diluted	$—	$0.15	$0.17

For the year ended December 31, 2011, weighted-average options to purchase 9,000 shares of common stock were outstanding but not included in the computation of diluted EPS because they would have been anti-dilutive.  There were no options outstanding during 2013 or 2012.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $682,000, $793,000 and $905,000 as general and administrative expenses for the years ended December 31, 2013, 2012 and 2011, respectively.  We recorded income tax benefits of $69,000, $59,000 and $142,000 for the years ended December 31, 2013, 2012 and 2011, respectively, related to our restricted stock awards.

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

NOTE 4—Property and Equipment

Property and equipment consists of the following as of December 31:

	2013	2012
Land	$785,000	$785,000
Casino facility	76,990,000	76,916,000
Hotel facility	113,565,000	113,502,000
Harness racing facilities	10,983,000	10,983,000
General facilities	16,938,000	16,401,000
Furniture, fixtures and equipment	56,989,000	56,432,000
Construction in progress	110,000	422,000
	276,360,000	275,441,000
Less accumulated depreciation	(115,790,000)	(106,478,000)
	$160,570,000	$168,963,000

NOTE 5—Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2013	2012
Point loyalty program	$1,930,000	$2,012,000
Payroll and related items	2,059,000	1,977,000
Win due to Delaware State Lottery Office	4,610,000	4,362,000
Gaming license fees	295,000	333,000
Other	1,619,000	1,677,000
	$10,513,000	$10,361,000

NOTE 6—Credit Facility

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

At December 31, 2013, we had a $60,000,000 credit agreement with a bank group.  The facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (325 basis points at December 31, 2013) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum fixed charge coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and minimum EBITDA and tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2013, we were in compliance with all terms of the facility and there was $47,040,000 outstanding at a weighted average interest rate of 3.42%.  At December 31, 2013, $12,960,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of December 31, 2013 $9,413,000 could have been borrowed as of that date.  We expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through June 17, 2014, the expiration date of the facility.

The facility is classified as a current liability as of December 31, 2013 in our consolidated balance sheet as the facility expires on June 17, 2014.  We are currently seeking to refinance this obligation; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. The report from our independent registered public accountants, KPMG LLP, dated March 7, 2014, includes an explanatory paragraph related to our ability to continue as a going concern.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converted $35,000,000 of our variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminated on April 17, 2012.

NOTE 7—Income Taxes

The current and deferred income tax expense (benefit) is as follows:

	Years ended December 31,
	2013	2012	2011
Current:
Federal	$616,000	$3,034,000	$3,266,000
State	286,000	943,000	934,000
	902,000	3,977,000	4,200,000
Deferred:
Federal	(331,000)	(174,000)	(306,000)
State	(188,000)	(144,000)	(83,000)
	(519,000)	(318,000)	(389,000)
Total income taxes	$383,000	$3,659,000	$3,811,000

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2013	2012	2011
Federal tax at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	8.7%	5.8%	5.8%
Non-deductible stock based compensation	52.7%	3.1%	2.5%
Other	1.3%	0.3%	(0.7)%
Effective income tax rate	96.7%	43.2%	41.6%

The components of deferred income tax assets and liabilities are as follows as of December 31:

	2013	2012
Deferred income tax assets:
Point loyalty program	$767,000	$800,000
Accrued expenses	1,890,000	3,087,000
Other	516,000	577,000
Total deferred income tax assets	3,173,000	4,464,000

Deferred income tax liabilities:
Depreciation — property and equipment	(4,630,000)	(5,174,000)
Total deferred income tax liabilities	(4,630,000)	(5,174,000)
Net deferred income tax liabilities	$(1,457,000)	$(710,000)

Amounts recognized in the consolidated balance sheet:
Current deferred income tax assets	$1,268,000	$1,284,000
Noncurrent deferred income tax liabilities	(2,725,000)	(1,994,000)
	$(1,457,000)	$(710,000)

NOTE 8—Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan. The assets for the excess plan aggregate $269,000 and $239,000 as of December 31, 2013 and 2012, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 10 — Fair Value Measurements).

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

Effective December 1, 2012, we created a new non-elective, non-qualified supplemental executive retirement plan (“SERP”) in connection with the freezing of our pension plan.  Its purpose is to provide deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During 2013 and 2012, we recorded an expense of $120,000 and $100,000, respectively, related to the SERP and contributed $107,000 and $0 to the plan, respectively.  The liability for pension benefits was $113,000 and $100,000 as of December 31, 2013 and 2012, respectively.

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$19,667,000	$17,014,000
Interest cost	819,000	852,000
Actuarial (gain) loss	(2,771,000)	2,171,000
Benefits paid	(379,000)	(373,000)
Other	(3,000)	3,000
Benefit obligation at end of year	17,333,000	19,667,000

Change in plan assets:
Fair value of plan assets at beginning of year	12,558,000	11,239,000
Actual gain on plan assets	1,690,000	1,267,000
Employer contribution	—	425,000
Benefits paid	(379,000)	(373,000)
Fair value of plan assets at end of year	13,869,000	12,558,000

Unfunded status	$(3,464,000)	$(7,109,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2013	2012
Accrued benefit cost	$(224,000)	$(226,000)
Liability for pension benefits	(3,240,000)	(6,883,000)
	$(3,464,000)	$(7,109,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31 are as follows:

	2013	2012
Net actuarial loss, pre-tax	$1,895,000	$5,450,000

The accumulated benefit obligation for all defined benefit pension plans was $17,333,000 and $19,667,000, respectively, as of December 31, 2013 and 2012.

The components of net periodic pension (income) cost for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Service cost	$—	$—	$1,030,000
Interest cost	819,000	852,000	865,000
Expected return on plan assets	(988,000)	(912,000)	(880,000)
Curtailment gain	—	—	(13,000)
Recognized net actuarial loss	82,000	57,000	27,000
Recognized prior service cost	—	—	4,000
	$(87,000)	$(3,000)	$1,033,000

For the year ending December 31, 2014, we expect to recognize the following amounts as components of net periodic benefit cost which are included in accumulated comprehensive loss as of December 31, 2013:

Actuarial loss	$5,000

The principal assumptions used to determine the net periodic pension (income) cost for the years ended December 31, 2013, 2012 and 2011, and the actuarial value of the benefit obligation at December 31, 2013 and 2012 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2013	2012	2011	2013	2012
Weighted-average discount rate	4.4%	5.1%	6.2%	5.1%	4.4%
Weighted-average rate of compensation increase	n/a	n/a	4.0%	n/a	n/a
Expected long-term rate of return on plan assets	8.0%	8.0%	8.5%	n/a	n/a

The weighted-average discount rates were determined by matching estimated benefit cash flows to a yield curve derived from long-term, high-quality corporate bond curves.

For 2013, we assumed a long-term rate of return on plan assets of 8.0%.  In developing the 8.0% expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

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

The fair values of our pension assets as of December 31, 2013 by asset category are as follows (refer to NOTE 10 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stock	$1,391,000	$1,391,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	2,801,000	2,801,000	—	—
Equity-mid cap	1,276,000	1,276,000	—	—
Equity-small cap	321,000	321,000	—	—
Equity-international	1,924,000	1,924,000	—	—
Fixed income	5,037,000	5,037,000	—	—
Real estate	627,000	627,000	—	—
Money market	492,000	492,000	—	—
Total mutual funds/ETFs	12,478,000	12,478,000	—	—
Grand total	$13,869,000	$13,869,000	$—	$—

The fair values of our pension assets as of December 31, 2012 by asset category are as follows (refer to NOTE 10 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stock	$1,244,000	$1,244,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	2,515,000	2,515,000	—	—
Equity-mid cap	1,122,000	1,122,000	—	—
Equity-small cap	245,000	245,000	—	—
Equity-international	1,756,000	1,756,000	—	—
Fixed income	4,701,000	4,701,000	—	—
Real estate	662,000	662,000	—	—
Money market	313,000	313,000	—	—
Total mutual funds/ETFs	11,314,000	11,314,000	—	—
Grand total	$12,558,000	$12,558,000	$—	$—

We expect to contribute approximately $300,000 to our pension plans in 2014.

Estimated future benefit payments are as follows:

2014	$683,000
2015	$534,000
2016	$675,000
2017	$609,000
2018	$673,000
2019-2023	$4,092,000

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Beginning on January 1, 2012, we increased our matching contributions to the 401(k) plan in connection with the freezing of our defined benefit pension plan.  Our matching contributions to the 401(k) plan were $809,000, $887,000 and $237,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 9—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$1,564	$1,660	$2,721	$106,432	$(1,626)
Cumulative effect of accounting change for adoption of ASU 2010-16	—	—	—	187	—
Balance at January 1, 2011	1,564	1,660	2,721	106,619	(1,626)
Net earnings	—	—	—	5,359	—
Dividends paid, $0.12 per share	—	—	—	(3,888)	—
Issuance of nonvested stock awards, net of forfeitures	16	—	(16)	—	—
Stock-based compensation	—	—	905	—	—
Unrealized gain on interest rate swap, net of income tax expense of $179	—	—	—	—	272
Change in net actuarial loss and prior service cost, net of income tax benefit of $609	—	—	—	—	(925)
Unrealized loss on available-for-sale securities, net of income tax benefit of $4	—	—	—	—	(5)
Repurchase and retirement of common stock	(4)	—	(146)	—	—
Balance at December 31, 2011	1,576	1,660	3,464	108,090	(2,284)
Net earnings	—	—	—	4,807	—
Dividends paid, $0.11 per share	—	—	—	(3,575)	—
Issuance of nonvested stock awards, net of forfeitures	19	—	(19)	—	—
Stock-based compensation	—	—	793	—	—
Unrealized gain on interest rate swap, net of income tax expense of $64	—	—	—	—	83
Change in net actuarial loss and prior service cost, net of income tax benefit of $699	—	—	—	—	(1,059)
Unrealized gain on available-for-sale securities, net of income tax expense of $8	—	—	—	—	12
Repurchase and retirement of common stock	(5)	—	(102)	—	—
Balance at December 31, 2012	1,590	1,660	4,136	109,322	(3,248)

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Net earnings	—	—	—	13	—
Issuance of nonvested stock awards, net of forfeitures	17	—	(17)	—	—
Stock-based compensation	—	—	682	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $1,413	—	—	—	—	2,142
Unrealized gain on available-for-sale securities, net of income tax expense of $8	—	—	—	—	11
Conversion of Class A common stock to common stock	173	(173)	—	—	—
Repurchase and retirement of common stock	(6)	—	(138)	—	—
Balance at December 31, 2013	$1,774	$1,487	$4,663	$109,335	$(1,095)

As of December 31, 2013 and 2012, accumulated other comprehensive loss consists of the following:

	2013	2012
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $772,000 and $2,185,000, respectively	$(1,123,000)	$(3,265,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $20,000 and $12,000, respectively	28,000	17,000
Accumulated other comprehensive loss	$(1,095,000)	$(3,248,000)

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

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.  See NOTE 6 — Credit Facility.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2013 or 2012.  At December 31, 2013, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

During the years ended December 31, 2013, 2012 and 2011, we purchased and retired 61,869, 49,590 and 43,427 shares of our outstanding common stock for $144,000, $107,000 and $150,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  As of December 31, 2013, there were 708,146 shares available for granting options or stock awards.

There were no outstanding stock options as of December 31, 2011 or thereafter.  No stock options were granted or exercised during the three year period ending December 31, 2013.  No compensation expense related to stock options was recognized for the years ended December 31, 2013, 2012 or 2011.

Nonvested restricted stock activity for the year ended December 31, 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	753,400	$3.85
Granted	205,500	$2.32
Forfeited	(35,000)	$3.10
Vested	(166,000)	$5.50
Nonvested at December 31, 2013	757,900	$3.10

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter.  The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 based on the weighted average grant date fair value was $913,000, $986,000 and $1,025,000, respectively.  The grant-date fair value of restricted stock awards granted during the years ended December 31, 2013, 2012 and 2011 was $2.32, $2.14 and $3.40, respectively.  We recorded, within general and administrative expenses, compensation expense of $682,000, $793,000 and $905,000 related to restricted stock awards for the years ended December 31, 2013, 2012 and 2011, respectively.  As of December 31, 2013, there was $1,188,000 of total deferred compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 3.3 years.

NOTE 10—Fair Value Measurements

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2013 and 2012:

	Total	Level 1	Level 2	Level 3
2013:
Available-for-sale securities	$269,000	$269,000	$—	$—

2012:
Available-for-sale securities	$239,000	$239,000	$—	$—

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

At December 31, 2013 and 2012, there was $47,040,000 and $58,500,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 6 — Credit Facility and therefore we believe approximate fair value.  We consider the inputs utilized to determine the fair value of borrowings under our revolving credit agreement to be Level 2 inputs.

NOTE 11—Related Party Transactions

During the years ended December 31, 2013, 2012 and 2011, we allocated costs of  $1,854,000, $1,865,000 and $1,963,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $220,000, $217,000 and $347,000, respectively, to us for the years ended December 31, 2013, 2012 and 2011.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2013, 2012 and 2011 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $801,000, $804,000 and $855,000, respectively.  Additionally, DVD invoiced us $294,000, $381,000 and $397,000, respectively, for our rental of a skybox suite, tickets, display space, their commission for suite catering and other services at DVD’s 2013, 2012 and 2011 NASCAR event weekends at Dover International Speedway.  As of December 31, 2013, our consolidated balance sheet included a $4,000 payable to DVD for the aforementioned items.  We settled this item in January of 2014.  As of December 31, 2012, there were no balances due between us and DVD.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Patrick J. Bagley, Timothy R. Horne, Denis McGlynn, Jeffrey W. Rollins, R. Randall Rollins, Richard K. Struthers and Henry B. Tippie are all Directors of ours and DVD.  Denis McGlynn is the President and Chief Executive Officer of both companies, Klaus M. Belohoubek is the Senior Vice President — General Counsel and Secretary of both companies and Timothy R. Horne is the Senior Vice President — Finance and Chief Financial Officer of both companies.  Mr. Tippie controls in excess of fifty percent of the voting power of DVD.

NOTE 12—Commitments and Contingencies

Our Herschel’s 34 restaurant, which opened in February 2013, is located on leased property.  Total rental payments charged to operations amounted to $84,000 for the year ended December 31, 2013.

The minimum lease payments due under this lease are as follows:

2014	$84,000
2015	$84,000
2016	$84,000
2017	$63,000
2018	$—
Thereafter	$—

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

NOTE 13—Quarterly Results (unaudited)

	March 31	June 30	September 30	December 31
Year Ended December 31, 2013
Revenues	$50,518,000	$50,048,000	$50,073,000	$46,592,000
Operating earnings (loss)	$273,000	$1,247,000	$829,000	$(201,000)
Net (loss) earnings	$(283,000)	$491,000	$223,000	$(418,000)
Net (loss) earnings per share-basic	$(0.01)	$0.02	$0.01	$(0.01)
Net (loss) earnings per share-diluted	$(0.01)	$0.02	$0.01	$(0.01)

Year Ended December 31, 2012
Revenues	$64,084,000	$58,355,000	$54,914,000	$48,559,000
Operating earnings (loss)	$4,984,000	$3,463,000	$2,308,000	$(484,000)
Net earnings (loss)	$2,371,000	$1,817,000	$1,147,000	$(528,000)
Net earnings (loss) per share-basic	$0.07	$0.06	$0.04	$(0.02)
Net earnings (loss) per share-diluted	$0.07	$0.06	$0.04	$(0.02)

Per share data amounts for the quarters have each been calculated separately.  Accordingly, quarterly amounts may not add to the annual amounts due to differences in the average common shares outstanding during each period.