Form 10-Q
period 2014-03-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2014-05-01
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of April 25, 2014, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	17,880,650 shares
Class A Common Stock -	14,870,673 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Gaming	$39,782	$45,303
Other operating	5,695	5,215
	45,477	50,518
Expenses:
Gaming	38,354	42,189
Other operating	4,396	4,018
General and administrative	1,393	1,529
Depreciation	2,295	2,509
	46,438	50,245

Operating (loss) earnings	(961)	273

Interest expense	(460)	(402)

Loss before income taxes	(1,421)	(129)

Income tax benefit (expense)	368	(154)

Net loss	(1,053)	(283)

Change in pension net actuarial loss and prior service cost, net of income taxes	1	15

Unrealized gain on available-for-sale securities, net of income taxes	2	6

Comprehensive loss	$(1,050)	$(262)

Net loss per common share:
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$10,482	$12,950
Accounts receivable	4,707	4,248
Due from State of Delaware	2,898	8,225
Inventories	1,761	1,957
Prepaid expenses and other	2,257	2,432
Income taxes receivable	519	138
Deferred income taxes	1,301	1,268
Total current assets	23,925	31,218

Property and equipment, net	158,493	160,570
Other assets	868	932
Total assets	$183,286	$192,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,043	$4,480
Purses due horsemen	2,199	7,978
Accrued liabilities	10,462	10,513
Payable to Dover Motorsports, Inc.	—	4
Deferred revenue	427	463
Revolving line of credit	45,000	47,040
Total current liabilities	62,131	70,478

Liability for pension benefits	3,210	3,353
Deferred income taxes	2,773	2,725
Total liabilities	68,114	76,556

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 17,880,650 and 17,736,479, respectively	1,788	1,774
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,870,673 and 14,870,673, respectively	1,487	1,487
Additional paid-in capital	4,707	4,663
Retained earnings	108,282	109,335
Accumulated other comprehensive loss	(1,092)	(1,095)
Total stockholders’ equity	115,172	116,164
Total liabilities and stockholders’ equity	$183,286	$192,720

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(1,053)	$(283)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,295	2,509
Amortization of credit facility origination fees	48	54
Stock-based compensation	162	196
Deferred income taxes	14	57
Changes in assets and liabilities:
Accounts receivable	(459)	154
Due from State of Delaware	5,327	7,159
Inventories	196	(39)
Prepaid expenses and other	187	386
Income taxes receivable/payable	(383)	98
Accounts payable	(437)	215
Purses due horsemen	(5,779)	(7,192)
Accrued liabilities	(51)	(694)
Payable to Dover Motorsports, Inc.	(4)	—
Deferred revenue	(36)	(110)
Other liabilities	(141)	(80)
Net cash (used in) provided by operating activities	(114)	2,430

Investing activities:
Capital expenditures	(210)	(569)
Net cash used in investing activities	(210)	(569)

Financing activities:
Borrowings from revolving line of credit	25,690	29,690
Repayments of revolving line of credit	(27,730)	(31,690)
Repurchase of common stock	(104)	(144)
Credit facility fees	—	(70)
Net cash used in financing activities	(2,144)	(2,214)

Net decrease in cash	(2,468)	(353)
Cash, beginning of period	12,950	14,993
Cash, end of period	$10,482	$14,640

Supplemental information:
Interest paid	$433	$347
Income tax payments	$—	$—

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 7, 2014.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

NOTE 2 - Business Operations

We are a premier gaming and entertainment resort destination whose operations consist of:

·                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, the Crown Royal poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets;

·                  Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with a full-service spa/salon, conference, banquet, ballroom and concert hall facilities; and

·                  Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

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

In recent years, additional gaming venues have opened in Maryland, Pennsylvania and New Jersey. These venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 32% of our gaming win comes from Maryland patrons and approximately 63% of our Capital Club® member gaming win comes from out of state patrons.

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

Revenues from the internet versions of table games and video lottery games are distributed generally pursuant to the formula currently applicable to those games physically located within our casino, with the exception that internet service provider costs are deducted first, and the Delaware Lottery retains the first $3.75 million of state-wide net proceeds.  The Act also eliminated and restructured certain fees currently paid by video lottery agents to incentivize agents to make capital expenditures, spend on marketing and promotions, and make debt service payments.  In February 2012, we paid a $1,540,000 gaming license fee, which was for the period July 1, 2011 to June 30, 2012 — this fee was eliminated beginning July 1, 2012.  In June 2012, we paid a $2,241,000 table game license fee, which was for the period July 1, 2012 to June 30, 2013.  This fee decreased to $1,017,000 for the period July 1, 2013 to June 30, 2014 and was paid in June 2013.  We estimate that the table game license fee will be approximately $1,100,000 for the period July 1, 2014 to June 30, 2015, which we will pay in June 2014.

On July, 1, 2013, the State enacted a bond and capital improvements bill which appropriates $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise be required to pay for the period July 1, 2013 to June 30, 2014.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the

Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; eliminating the annual table game license fee; and reducing the State’s share of table game win.  These recommendations require legislation in order to be effected.  The Delaware legislature is in session until the end of June and then does not reconvene until the following January.  Since Delaware has a fiscal year that ends June 30, it is likely that any legislation will not be effective until July 1, 2014.  Without legislative relief on gaming taxes and license fees, we may be unable to refinance our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to curtail operations and lay off employees in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games and internet gaming.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

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

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets.  Changes in fair value are reported in other comprehensive income (loss).  See NOTE 6 — Stockholders’ Equity and NOTE 7 — Fair Value Measurements for further discussion.

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $118,006,000 and $115,790,000 as of March 31, 2014 and December 31, 2013, respectively.

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

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $1,914,000 and $1,930,000, respectively, at March 31, 2014 and December 31, 2013, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,470,000 and $5,005,000 for the three months ended March 31, 2014 and 2013, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Advertising costs—The cost of general advertising is charged to operations as incurred.  Advertising expenses were $548,000 and $510,000 for the three months ended March 31, 2014 and 2013, respectively.

Net loss per common share—Nonvested share-based payment awards that include rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing basic and diluted net loss per common share (“EPS”)  is applied for all periods presented.  The following table sets forth the computation of EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net loss per common share — basic:
Net loss	$(1,053)	$(283)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(1,053)	$(283)

Weighted-average shares outstanding	31,959	31,846

Net loss per common share — basic	$(0.03)	$(0.01)

Net loss per common share — diluted:
Net loss	$(1,053)	$(283)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(1,053)	$(283)

Weighted-average shares and dilutive shares outstanding	31,959	31,846

Net loss per common share — diluted	$(0.03)	$(0.01)

There were no options outstanding during the three months ended March 31, 2014 or 2013.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $162,000 and $196,000 as general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively.  We recorded income tax expense of $119,000 and $128,000 for the three months ended March 31, 2014 and 2013, respectively, related to our restricted stock awards.

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

NOTE 4 — Credit Facility

At March 31, 2014, we had a $60,000,000 credit agreement with a bank group.  The facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (300 basis points at March 31, 2014) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum fixed charge coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and minimum EBITDA and tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2014, we were in compliance with all terms of the facility and there was $45,000,000 outstanding at a weighted average interest rate of 3.2%.  At March 31, 2014, $15,000,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of March 31, 2014 $1,967,000 could have been borrowed as of that date.

The facility is classified as a current liability as of March 31, 2014 and December 31, 2013 in our consolidated balance sheets as the facility expires on June 17, 2014.  We are currently seeking to refinance this obligation; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 — Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan. The assets for the excess plan aggregate $274,000 and $269,000 as of March 31, 2014 and December 31, 2013, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

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

The components of net periodic pension income for our defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2014	2013
Interest cost	$217,000	$213,000
Expected return on plan assets	(276,000)	(247,000)
Recognized net actuarial loss	2,000	25,000
	$(57,000)	$(9,000)

We did not contribute to our defined benefit pension plans during the three months ended March 31, 2014 and 2013.

Effective December 1, 2012, we created a new non-elective, non-qualified supplemental executive retirement plan (“SERP”) in connection with the freezing of our pension plan.  Its purpose is to provide deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During the three months ended March 31, 2014 and 2013, we recorded an expense of $30,000 and $30,000, respectively, related to the SERP and contributed $115,000 and $107,000 to the plan, respectively.  The liability for pension benefits was $28,000 and $113,000 as of March 31, 2014 and December 31, 2013, respectively.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $195,000 and $223,000 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$1,774	$1,487	$4,663	$109,335	$(1,095)
Net loss	—	—	—	(1,053)	—
Issuance of nonvested stock awards, net of forfeitures	21	—	(21)	—	—
Stock-based compensation	—	—	162	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $1	—	—	—	—	1
Unrealized gain on available-for-sale securities, net of income tax expense of $2	—	—	—	—	2
Repurchase and retirement of common stock	(7)	—	(97)	—	—
Balance at March 31, 2014	$1,788	$1,487	$4,707	$108,282	$(1,092)

As of March 31, 2014 and December 31, 2013, accumulated other comprehensive loss consists of the following:

	March 31, 2014	December 31, 2013
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $771,000 and $772,000, respectively	$(1,122,000)	$(1,123,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $22,000 and $20,000, respectively	30,000	28,000
Accumulated other comprehensive loss	$(1,092,000)	$(1,095,000)

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.  See NOTE 4 — Credit Facility.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first three months of 2014 or 2013.  At March 31, 2014, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 211,000 and 205,500 stock awards under this plan during the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, there were 563,975 shares available for granting options or stock awards.

During the three months ended March 31, 2014 and 2013, we purchased and retired 66,829 and 61,869 shares of our outstanding common stock for $104,000 and $144,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

NOTE 7 — Fair Value Measurements

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2014 and December 31, 2013:

	Total	Level 1	Level 2	Level 3
March 31, 2014
Available-for-sale securities	$274,000	$274,000	$—	$—

December 31, 2013
Available-for-sale securities	$269,000	$269,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At March 31, 2014 and December 31, 2013, there was $45,000,000 and $47,040,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.  We consider the inputs utilized to determine the fair value of borrowings under our revolving credit agreement to be Level 2 inputs.

NOTE 8 - Related Party Transactions

During the three months ended March 31, 2014 and 2013, we allocated costs of $466,000 and $427,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $61,000 and $94,000, respectively, to us for the three months ended March 31, 2014 and 2013.  The allocations were based on an analysis of each company’s share of the costs.  Additionally, DVD invoiced us $5,000 and $0 during the three months ended March 31, 2014 and 2013, respectively, for tickets to DVD’s spring NASCAR event weekend at Dover International Speedway.  As of December 31, 2013, our consolidated balance sheets included a $4,000 payable to DVD for the aforementioned items.  This payable was settled in January of 2014.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Dover Downs Gaming & Entertainment, Inc. is a premier gaming and entertainment resort destination whose operations consist of:

·                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, the Crown Royal poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets;

·                  Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with a full-service spa/salon, conference, banquet, ballroom and concert hall facilities; and

·                  Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

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

Approximately 90% of our revenue is gaming revenue.  Several factors contribute to the win for any gaming company, including, but not limited to:

·                  Proximity to major population bases,

·                  Competition in the market,

·                  The quantity and types of slot machines and table games available,

·                  The quality of the physical property,

·                  Other amenities offered on site,

·                  Customer service levels,

·                  Marketing programs, and

·                  General economic conditions.

We believe that we hold a strong position in these areas.  Our entertainment complex is located in Dover, the capital of the State of Delaware.  We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive.  According to the 2010 United States Census, approximately 36.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, currently only the three existing horse racing facilities in the State are allowed to have a video lottery gaming license.  In recent years, additional gaming venues have opened in Maryland, Pennsylvania and New Jersey.  These venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Our property is similar to properties found in the country’s largest gaming markets.  Our luxury hotel is the only casino-hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our slot marketing system to allow for more efficient marketing programs and the highest levels of customer service.  Our facility offers the most conference space of any hotel in Delaware and was expanded in the first quarter of 2012 to add an additional 6,500 square feet of meeting space taking our total to approximately 35,000 square feet.

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

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Gaming revenues decreased by $5,521,000, or 12.2%, to $39,782,000 in the first quarter of 2014 as a result of lower win from slot machine play and lower table game revenue, as well as, lower table game hold.  We believe that attendance at our facility continues to be negatively impacted from the opening of a large casino at Arundel Mills Mall in Maryland in June 2012, their subsequent expansion in September 2012 and addition of table games in April 2013, and overall increased competition in regional gaming markets.  Inclement weather during the first quarter of 2014 also negatively impacted our gaming operations.

Other operating revenues were $5,695,000 in the first quarter of 2014 as compared to $5,215,000 in the first quarter of 2013.  Rooms revenue increased $196,000 to $1,152,000 in the first quarter of 2014 as compared to $956,000 in the first quarter of 2013 due to higher convention sales.  Food and beverage revenues increased $430,000 to $3,731,000 in the first quarter of 2014 from $3,301,000 in the first quarter of 2013 due to continuing growth in our banquet revenues.  These increases were partially offset by lower revenues in many of our other food and beverage outlets from the lower casino attendance.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,470,000 and $5,005,000 in the first quarter of 2014 and 2013, respectively.

Gaming expenses decreased by $3,835,000 primarily from lower gaming taxes as a result of the lower gaming revenues.   Marketing and other expenses were also lower in the first quarter of 2014.

Other operating expenses increased to $4,396,000 in the first quarter of 2014 from $4,018,000 in the first quarter of 2013 due to the higher other operating revenues.

General and administrative expenses decreased to $1,393,000 in the first quarter of 2014 from $1,529,000 in the first quarter of 2013 primarily from lower employee wages and benefits costs.

Depreciation expense decreased to $2,295,000 in the first quarter of 2014 from $2,509,000 in the first quarter of 2013 as a result of certain assets becoming fully depreciated.

Interest expense increased by $58,000 due to higher interest rates in the first quarter of 2014.  This increase was partially offset by the lower borrowings in the first quarter of 2014.

Our effective income tax rate was 25.9% in the first quarter of 2014 as compared to 119.4% in the first quarter of 2013.  The low benefit rate in 2014 and the high expense rate in 2013 were the result of the impact the non-deductible portion of the restricted stock awards that vested during the first quarter of 2014 and 2013 had on our pre-tax earnings.  We expect our effective income tax rate to approximate 39% in each of the remaining quarters of 2014.

Liquidity and Capital Resources

Net cash used in operating activities was $114,000 in the first quarter of 2014 compared to net cash provided by operating activities of $2,430,000 in the first quarter of 2013.  The decrease in net cash from operating activities was due to the increase in loss before income taxes, the timing of receipts from the Delaware State Lottery Office for our portion of the slot win and reimbursement of vendor fees we paid, and the timing of payments to vendors.

Net cash used in investing activities was $210,000 in the first quarter of 2014 compared to $569,000 in the first quarter of 2013 and was related to capital improvements.  Capital expenditures in the first quarter of 2014 related primarily to information systems and equipment upgrades.  Capital expenditures in the first quarter of 2013 related to assets purchased for our new Herschel’s 34 and casino and hotel facility improvements.

Net cash used in financing activities was $2,144,000 in the first quarter of 2014 compared to $2,214,000 in the first quarter of 2013.  During the first quarter of 2014, we had net repayments of $2,040,000 on our credit facility compared to $2,000,000 during the first quarter of 2013.  We repurchased and retired $104,000 of our outstanding common stock during the first quarter of 2014 compared to $144,000 during the first quarter of 2013.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.  As a result of amending our credit agreement in March 2013, we paid $70,000 in bank fees.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first quarter of 2014 or 2013.  At March 31, 2014, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $1,000,000 - $1,500,000 during the remainder of 2014.  Additionally, we expect to contribute approximately $300,000 to our pension plans during the remainder of 2014.

At March 31, 2014, we had a $60,000,000 credit agreement with a bank group.  The facility expires June 17, 2014.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (300 basis points at March 31, 2014) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility contains certain covenants including minimum fixed charge coverage, maximum funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and minimum EBITDA and tangible net worth.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2014, we were in compliance with all terms of the facility and there was $45,000,000 outstanding at a weighted average interest rate of 3.2%.  At March 31, 2014, $15,000,000 was available pursuant to the facility; however, in order to maintain compliance with the required quarterly debt covenant calculations as of March 31, 2014 $1,967,000 could have been borrowed as of that date.

The facility is classified as a current liability as of March 31, 2014 and December 31, 2013 in our consolidated balance sheets as the facility expires on June 17, 2014.  We are currently seeking to refinance this obligation; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.

In recent years, additional gaming venues have opened in Maryland, Pennsylvania and New Jersey.  These venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 32% of our gaming win comes from Maryland patrons and approximately 63% of our Capital Club® member gaming win comes from out-of-state patrons.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance our outstanding credit facility prior to its expiration on June 17, 2014.

On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 (the “Act”), which eliminated and restructured certain fees currently paid by video lottery agents to incentivize agents to make capital expenditures, spend on marketing and promotions, and make debt service payments.  In February 2012, we paid a $1,540,000 gaming license fee, which was for the period July 1, 2011 to June 30, 2012 — this fee was eliminated beginning July 1, 2012.  In June 2012, we paid a $2,241,000 table game license fee, which was for the period July 1, 2012 to June 30, 2013.  This fee decreased to $1,017,000 for the period July 1, 2013 to June 30, 2014 and was paid in June 2013.  We estimate that the table game license fee will be approximately $1,100,000 for the period July 1, 2014 to June 30, 2015, which we will pay in June 2014.

On July, 1, 2013, the State enacted a bond and capital improvements bill which appropriates $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise be required to pay for the period July 1, 2013 to June 30, 2014.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; eliminating the annual table game license fee; and reducing the State’s share of table game win.  These recommendations require legislation in order to be effected.  The Delaware legislature is in session until the end of June and then does not reconvene until the following January.  Since Delaware has a fiscal year that ends June 30, it is likely that any legislation will not be effective until July 1, 2014.  Without legislative relief on gaming taxes and license fees, we may be unable to refinance our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to curtail operations and lay off employees in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games and internet gaming.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

Contractual Obligations

At March 31, 2014, we had the following contractual obligations:

		Payments Due by Period
	Total	2014	2015 – 2016	2017 – 2018	Thereafter
Revolving line of credit(a)	$45,000,000	$45,000,000	$—	$—	$—
Estimated interest payments on revolving line of credit(b)	296,000	296,000	—	—	—
Table game license fee	1,100,000	1,100,000	—	—	—
Pension contributions	300,000	300,000	—	—	—
Operating lease	294,000	63,000	168,000	63,000	—
	$46,990,000	$46,759,000	$168,000	$63,000	$—

(a) Our current credit facility expires on June 17, 2014.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2014 and current interest rates.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the three months ended March 31, 2014, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We Have a Significant Amount of Indebtedness

As of March 31, 2014, we had total outstanding long-term debt of $45,000,000 under our credit facility.  The facility is classified as a current liability as of March 31, 2014 and December 31, 2013 in our consolidated balance sheets as the facility expires on June 17, 2014.  We are currently seeking to refinance this obligation; however, there is no assurance that we will be able to execute this refinancing or, if we are able to refinance this obligation, that the terms of such refinancing would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  This indebtedness and any future increases in our outstanding borrowings or decreases in our results of operations could:

·                  make it more difficult for us to satisfy our debt obligations;

·                  increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

·                  increase our costs or create difficulties in refinancing or replacing our outstanding obligations;

·                  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends and other general corporate purposes;

·                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

·                  subject us to the risks that interest rates and our interest expense will increase; and

·                  place us at a competitive disadvantage compared to competitors that have less relative debt.

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

In recent years, additional gaming venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability.

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

In recent years, additional gaming venues have opened in Maryland, Pennsylvania and New Jersey. These venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 32% of our gaming win comes from Maryland patrons and approximately 63% of our Capital Club® member gaming win comes from out of state patrons.

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

On July, 1, 2013, the State enacted a bond and capital improvements bill which appropriates $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise be required to pay for the period July 1, 2013 to June 30, 2014.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; eliminating the annual table game license fee; and reducing the State’s share of table game win.  These recommendations require legislation in order to be effected.  The Delaware legislature is in session until the end of June and then does not reconvene until the following January.  Since Delaware has a fiscal year that ends June 30, it is likely that any legislation will not be effective until July 1, 2014.  Without legislative relief on gaming taxes and license fees, we may be unable to refinance our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to curtail operations and lay off employees in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games and internet gaming.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No repurchases were made in the first three months of 2014 and we had remaining purchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

10.1            Form of Restricted Stock Grant Agreement Used With Dover Downs Gaming & Entertainment, Inc. 2012 Stock Incentive Plan

31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Downs Gaming & Entertainment, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013; (ii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	May 1, 2014	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer, Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)