Form 10-Q
period 2014-09-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2014-11-05
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	17,880,650 shares
Class A Common Stock -	14,870,673 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Gaming	$41,349	$43,736	$120,415	$132,216
Other operating	6,639	6,337	19,256	18,423
	47,988	50,073	139,671	150,639
Expenses:
Gaming	38,260	41,105	113,626	123,530
Other operating	4,638	4,407	13,691	13,039
General and administrative	1,468	1,354	4,284	4,310
Depreciation	2,196	2,378	6,764	7,411
	46,562	49,244	138,365	148,290

Operating earnings	1,426	829	1,306	2,349

Interest expense	(412)	(460)	(1,312)	(1,267)

Earnings (loss) before income taxes	1,014	369	(6)	1,082

Income tax expense	(315)	(146)	(184)	(651)

Net earnings (loss)	699	223	(190)	431

Change in pension net actuarial loss and prior service cost, net of income taxes	1	15	3	45

Unrealized (loss) gain on available-for-sale securities, net of income taxes	(5)	4	1	7

Comprehensive income (loss)	$695	$242	$(186)	$483

Net earnings (loss) per common share:
Basic	$0.02	$0.01	$(0.01)	$0.01
Diluted	$0.02	$0.01	$(0.01)	$0.01

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$11,075	$12,950
Accounts receivable	3,500	4,248
Due from State of Delaware	8,568	8,225
Inventories	1,932	1,957
Prepaid expenses and other	3,398	2,432
Receivable from Dover Motorsports, Inc.	29	—
Income taxes receivable	—	138
Deferred income taxes	1,296	1,268
Total current assets	29,798	31,218

Property and equipment, net	154,469	160,570
Other assets	883	932
Total assets	$185,150	$192,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,087	$4,480
Purses due horsemen	8,607	7,978
Accrued liabilities	10,552	10,513
Payable to Dover Motorsports, Inc.	—	4
Income taxes payable	322	—
Deferred revenue	450	463
Revolving line of credit	40,500	47,040
Total current liabilities	63,518	70,478

Liability for pension benefits	3,013	3,353
Deferred income taxes	2,304	2,725
Total liabilities	68,835	76,556

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 17,880,650 and 17,736,479, respectively	1,788	1,774
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,870,673 and 14,870,673, respectively	1,487	1,487
Additional paid-in capital	4,986	4,663
Retained earnings	109,145	109,335
Accumulated other comprehensive loss	(1,091)	(1,095)
Total stockholders’ equity	116,315	116,164
Total liabilities and stockholders’ equity	$185,150	$192,720

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net (loss) earnings	$(190)	$431
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	6,764	7,411
Amortization of credit facility origination fees	106	140
Stock-based compensation	441	525
Deferred income taxes	(435)	(333)
Gain from insurance settlement	—	(22)
Changes in assets and liabilities:
Accounts receivable	748	405
Due from State of Delaware	(343)	407
Inventories	25	(112)
Prepaid expenses and other	(934)	(799)
Receivable from/payable to Dover Motorsports, Inc.	(33)	(12)
Accounts payable	(1,393)	(424)
Purses due horsemen	629	(523)
Accrued liabilities	39	(503)
Income taxes payable/receivable	443	262
Deferred revenue	(13)	(9)
Other liabilities	(335)	(20)
Net cash provided by operating activities	5,519	6,824

Investing activities:
Capital expenditures	(640)	(1,283)
Insurance settlement proceeds	—	74
Purchase of available-for-sale securities	(28)	(27)
Proceeds from sale of available-for-sale securities	26	25
Net cash used in investing activities	(642)	(1,211)

Financing activities:
Borrowings from revolving line of credit	81,470	56,140
Repayments of revolving line of credit	(88,010)	(62,140)
Repurchase of common stock	(104)	(144)
Credit facility fees	(108)	(70)
Net cash used in financing activities	(6,752)	(6,214)

Net decrease in cash	(1,875)	(601)
Cash, beginning of period	12,950	14,993
Cash, end of period	$11,075	$14,392

Supplemental information:
Interest paid	$1,226	$1,106
Income tax payments	$175	$722

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 7, 2014.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

In recent years, additional gaming venues have opened in Maryland, Pennsylvania and New Jersey and more are expected to open. These venues are having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 64% of our Capital Club® member gaming win comes from out of state patrons.

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

In July 2013, the State enacted a bond and capital improvements bill which appropriated $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise pay for the period July 1, 2013 to June 30, 2014.  The State used $875,000 of the amount appropriated to offset increases in our vendor costs.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the Delaware legislature approved the vendor cost sharing recommendation.  The State estimates this will provide $9,900,000 to be used toward vendor costs for the three Delaware video lottery agents for the fiscal year July 1, 2014 to June 30, 2015.  This is being allocated among the three video lottery agents based on their relative portion of industry-wide slot revenues.  For the third quarter of 2014, our video lottery vendor costs were reduced by approximately $1,000,000 as a result of the cost sharing arrangement.  The recommendations to reduce the State’s share of gross table game revenues and eliminate the table game license fee were not part of the legislation that was passed.  The commission reconvened in September 2014 to consider previous and make further recommendations relative to the gaming industry.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $122,373,000 and $115,790,000 as of September 30, 2014 and December 31, 2013, respectively.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years after 2010 remain open to examination for federal and state income tax purposes.

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $1,857,000 and $1,930,000, respectively, at September 30, 2014 and December 31, 2013, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,588,000 and $13,661,000, and $5,283,000 and $15,251,000 for the three and nine-month periods ended September 30, 2014 and 2013, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Advertising costs—The cost of general advertising is charged to operations as incurred.  Advertising expenses were $663,000 and $1,705,000, and $734,000 and $1,757,000 for the three and nine-month periods ended September 30, 2014 and 2013, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net earnings (loss) per common share — basic:
Net earnings (loss)	$699	$223	$(190)	$431
Allocation to nonvested restricted stock awards	17	6	—	11
Net earnings (loss) available to common stockholders	$682	$217	$(190)	$420

Weighted-average shares outstanding	31,962	31,849	31,961	31,848

Net earnings (loss) per common share — basic	$0.02	$0.01	$(0.01)	$0.01

Net earnings (loss) per common share — diluted:
Net earnings (loss)	$699	$223	$(190)	$431
Allocation to nonvested restricted stock awards	17	6	—	11
Net earnings (loss) available to common stockholders	$682	$217	$(190)	$420

Weighted-average shares and dilutive shares outstanding	31,962	31,849	31,961	31,848

Net earnings (loss) per common share — diluted	$0.02	$0.01	$(0.01)	$0.01

There were no options outstanding during the three and nine-month periods ended September 30, 2014 or 2013.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $140,000 and $441,000, and $158,000 and $525,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2014 and 2013, respectively.  We recorded income tax benefit (expense) of $56,000 and ($6,000), and $64,000 and $5,000 for the three and nine-month periods ended September 30, 2014 and 2013, respectively, related to our restricted stock awards.

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

NOTE 4 — Credit Facility

On August 14, 2014, we modified our credit agreement with our bank group.  The credit facility was modified to: extend the maturity date to September 30, 2015; provide the bank group with a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.; adjust the maximum borrowing limit to $55,000,000 as of August 14, 2014, to $50,000,000 as of December 31, 2014 and to $47,500,000 as of June 30, 2015; and modify the required maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) and the minimum consolidated earnings before interest, taxes, depreciation and amortization requirement.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (325 basis points at September 30, 2014) depending on the leverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2014, there was $40,500,000 outstanding at a weighted average interest rate of 3.41% and $14,500,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at September 30, 2014 and we expect to be in compliance with the financial covenants and all other covenants for all measurement periods through September 30, 2015, the expiration date of the facility.

The credit facility is classified as a current liability as of September 30, 2014 in our consolidated balance sheets as the facility expires on September 30, 2015.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 — Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan. The assets for the excess plan aggregate $280,000 and $269,000 as of September 30, 2014 and December 31, 2013, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

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

The components of net periodic pension income for our defined benefit pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest cost	$217,000	$213,000	$651,000	$639,000
Expected return on plan assets	(276,000)	(246,000)	(827,000)	(740,000)
Recognized net actuarial loss	2,000	25,000	5,000	75,000
	$(57,000)	$(8,000)	$(171,000)	$(26,000)

We contributed $95,000 and $140,000 to our defined benefit pension plans during the three and nine-month periods ended September 30, 2014.  We do not expect to make any further contributions to our defined benefit pension plans in 2014.  We did not contribute to our defined benefit pension plans in 2013.

Effective December 1, 2012, we created a new non-elective, non-qualified supplemental executive retirement plan (“SERP”) in connection with the freezing of our pension plan.  Its purpose is to provide deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During the three and nine-month periods ended September 30, 2014 and 2013, we recorded expenses of $30,000 and $90,000, and $30,000 and $90,000, respectively, related to the SERP.  During the nine months ended September 30, 2014 and 2013, we contributed $115,000 and $107,000 to the plan, respectively.  The liability for pension benefits was $88,000 and $113,000 as of September 30, 2014 and December 31, 2013, respectively.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $223,000 and $615,000, and $198,000 and $620,000 for the three and nine-month periods ended September 30, 2014 and 2013, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$1,774	$1,487	$4,663	$109,335	$(1,095)
Net loss	—	—	—	(190)	—
Issuance of nonvested stock awards, net of forfeitures	21	—	(21)	—	—
Stock-based compensation	—	—	441	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $2	—	—	—	—	3
Unrealized gain on available-for-sale securities, net of income tax expense of $1	—	—	—	—	1
Repurchase and retirement of common stock	(7)	—	(97)	—	—
Balance at September 30, 2014	$1,788	$1,487	$4,986	$109,145	$(1,091)

As of September 30, 2014 and December 31, 2013, accumulated other comprehensive loss consists of the following:

	September 30, 2014	December 31, 2013
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $770,000 and $772,000, respectively	$(1,120,000)	$(1,123,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $21,000 and $20,000, respectively	29,000	28,000
Accumulated other comprehensive loss	$(1,091,000)	$(1,095,000)

On October 28, 2014, we were notified by the New York Stock Exchange (“NYSE”) that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE.  Under NYSE rules, we have six months following receipt of the notification, subject to possible extension, to regain compliance with the minimum share price requirement or be subject to delisting.  We will monitor the price for our common stock and will consider available options to resolve the deficiency and regain compliance with the NYSE listing standards.  If we are not able to regain compliance, our stock will be delisted from trading on the NYSE.  This would result in the need to find another market on which our stock can be listed or cause our stock to cease trading on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.  See NOTE 4 — Credit Facility.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first nine months of 2014 or 2013.  At September 30, 2014, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 211,000 and 205,500 stock awards under this plan during the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, there were 563,975 shares available for granting options or stock awards.

During the nine months ended September 30, 2014 and 2013, we purchased and retired 66,829 and 61,869 shares of our outstanding common stock for $104,000 and $144,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of September 30, 2014 and December 31, 2013:

	Total	Level 1	Level 2	Level 3
September 30, 2014
Available-for-sale securities	$280,000	$280,000	$—	$—

December 31, 2013
Available-for-sale securities	$269,000	$269,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At September 30, 2014 and December 31, 2013, there was $40,500,000 and $47,040,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.

NOTE 8 - Related Party Transactions

During the three and nine-month periods ended September 30, 2014 and 2013, we allocated costs of $473,000 and $1,465,000, and $496,000 and $1,416,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $35,000 and $194,000, and $45,000 and $180,000, respectively, to us for the three and nine-month periods ended September 30, 2014 and 2013.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2014 and 2013 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $353,000 and $693,000, and $400,000 and $793,000 during the three and nine-month periods ended September 30, 2014 and 2013, respectively.  Additionally, DVD invoiced us $94,000 and $193,000, and $119,000 and $271,000, during the three and nine-month periods ended September 30, 2014 and 2013, respectively for tickets to DVD’s NASCAR event weekends at Dover International Speedway.  As of September 30, 2014 and December 31, 2013, our consolidated balance sheets included a $29,000 receivable from and a $4,000 payable to DVD, respectively, for the aforementioned items.  These items were settled in October 2014 and January of 2014, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Approximately 90% of our revenue is gaming revenue.  Several factors contribute to the win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the market,

•                  The quantity and types of slot machines and table games available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels,

•                  Marketing programs, and

•                  General economic conditions.

Our entertainment complex is located in Dover, the capital of the State of Delaware.  We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive.  According to the 2010 United States Census, approximately 36.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, currently only the three existing horse racing facilities in the State are allowed to have a video lottery gaming license.  In recent years, additional gaming venues have opened in Maryland, Pennsylvania and New Jersey and more are expected to open.  These venues are having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Our property is similar to properties found in the country’s largest gaming markets.  Our luxury hotel is the only casino-hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our slot marketing system to allow for more efficient marketing programs and the highest levels of customer service.  Our facility offers approximately 35,000 square feet of conference space — the most space of any hotel in Delaware.

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

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

Gaming revenues decreased by $2,387,000, or 5.5%, to $41,349,000 in the third quarter of 2014 primarily as a result of lower win from slot machine play.  We believe that attendance at our facility continues to be negatively impacted from the overall increased competition in regional gaming markets and general economic conditions.

Other operating revenues were $6,639,000 in the third quarter of 2014 as compared to $6,337,000 in the third quarter of 2013.  Rooms revenue increased $296,000 to $1,856,000 in the third quarter of 2014 as compared to $1,560,000 in the third quarter of 2013 due to higher convention sales.  Food and beverage revenues increased $86,000 to $3,947,000 in the third quarter of 2014 from $3,861,000 in the third quarter of 2013 due to higher sales in our Festival Buffet and continuing growth in our banquet revenues; however, these increases were partially offset by lower revenues in many of our other food and beverage outlets from the lower casino attendance.  Additionally, we held fewer live concert and boxing events in the third quarter of 2014 as compared to the same period in the prior year which partially offset the increases in rooms and food and beverage revenues.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,588,000 and $5,283,000 in the third quarter of 2014 and 2013, respectively.

Gaming expenses decreased by $2,845,000 primarily from lower gaming taxes as a result of the lower gaming revenues and the reduction in our video lottery vendor costs from recently passed legislation.  On July 1, 2014, the Delaware legislature approved a vendor cost sharing arrangement.  The State estimates this will provide $9,900,000 to be used toward vendor costs for the three Delaware video lottery agents for the fiscal year July 1, 2014 to June 30, 2015.  This is being allocated among the three video lottery agents based on their relative portion of industry-wide slot revenues.  For the third quarter of 2014, our video lottery vendor costs were reduced by approximately $1,000,000 as a result of the cost sharing arrangement.  Marketing expenses were also lower in the third quarter of 2014.

Other operating expenses increased to $4,638,000 in the third quarter of 2014 due to the higher other operating revenues.

General and administrative expenses increased to $1,468,000 in the third quarter of 2014 as compared to $1,354,000 in the third quarter of 2013 due primarily to higher professional fees.

Depreciation expense decreased to $2,196,000 in the third quarter of 2014 from $2,378,000 in the third quarter of 2013 as a result of certain assets becoming fully depreciated.

Interest expense decreased by $48,000 primarily due to lower borrowings in the third quarter of 2014.  This decrease was partially offset by higher interest rates in the third quarter of 2014.

Our effective income tax rate was 31.1% in the third quarter of 2014 as compared to 39.6% in the third quarter of 2013.  The lower rate in the third quarter of 2014 was the result of a change in our projected pre-tax earnings for 2014 due to the legislation enacted for the casino industry by the Delaware legislature which is effective July 1, 2014.  We expect our effective income tax rate to approximate 12.9% in the fourth quarter of 2014.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

Gaming revenues decreased by $11,801,000, or 8.9%, to $120,415,000 in the first nine months of 2014 as a result of lower win from slot machine play and lower table game revenue.  We believe that attendance at our facility continues to be negatively impacted from the overall increased competition in regional gaming markets.  Inclement weather during the first quarter of 2014 also negatively impacted our gaming operations.

Other operating revenues were $19,256,000 in the first nine months of 2014 as compared to $18,423,000 in the first nine months of 2013.  Rooms revenue increased $547,000 to $4,913,000 in the first nine months of 2014 as compared to $4,366,000 in the first nine months of 2013 due primarily to higher convention sales.  Food and beverage revenues increased $675,000 to $11,789,000 in the first nine months of 2014 from $11,114,000 in the first nine months of 2013 due to continuing growth in our banquet revenues and higher sales in our Festival Buffet and at our concession locations throughout the Firefly Music Festival which is held on Dover International Speedway’s property adjacent to us.  These increases were partially offset by lower revenues in many of our other food and beverage outlets from the lower casino attendance.  Additionally, we held fewer live concert and boxing events in the first nine months of 2014 as compared to the same period in the prior year which partially offset the increases in rooms and food and beverage revenues.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $13,661,000 and $15,251,000 in the first nine months of 2014 and 2013, respectively.

Gaming expenses decreased by $9,904,000 primarily from lower gaming taxes as a result of the lower gaming revenues and the reduction in our video lottery vendor costs from recently passed legislation.  Marketing and other expenses were also lower in the first nine months of 2014.

Other operating expenses increased to $13,691,000 in the first nine months of 2014 from $13,039,000 in the first nine months of 2013 due to the higher other operating revenues.

General and administrative expenses remained consistent at $4,284,000 in the first nine months of 2014 as compared to $4,310,000 in the first nine months of 2013.

Depreciation expense decreased to $6,764,000 in the first nine months of 2014 from $7,411,000 in the first nine months of 2013 as a result of certain assets becoming fully depreciated.

Interest expense increased by $45,000 primarily due to higher interest rates in the first nine months of 2014.  This increase was partially offset by the lower borrowings in the first nine months of 2014.

Our effective income tax rates were impacted by the non-deductible portion of the restricted stock awards that vested during the first quarter of 2014 and 2013.  We expect our effective income tax rate to approximate 12.9% in the fourth quarter of 2014.

Liquidity and Capital Resources

Net cash provided by operating activities was $5,519,000 in the first nine months of 2014 compared to $6,824,000 in the first nine months of 2013.  The decrease in net cash from operating activities was primarily due to lower earnings before depreciation.

Net cash used in investing activities was $642,000 in the first nine months of 2014 compared to $1,211,000 in the first nine months of 2013 and was primarily related to capital improvements in both periods.  Capital expenditures in the first nine months of 2014 related primarily to information systems and facility and equipment upgrades.  Capital expenditures in the first nine months of 2013 related to assets purchased for our new Herschel’s 34 and casino and hotel facility improvements.

Net cash used in financing activities was $6,752,000 in the first nine months of 2014 compared to $6,214,000 in the first nine months of 2013.  During the first nine months of 2014, we had net repayments of $6,540,000 on our credit facility compared to $6,000,000 during the first nine months of 2013.  We repurchased and retired $104,000 of our outstanding common stock during the first nine months of 2014 compared to $144,000 during the first nine months of 2013.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.  As a result of amending our credit agreement in August 2014 and March 2013, we paid $108,000 and $70,000 in bank fees, respectively.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first nine months of 2014 or 2013.  At September 30, 2014, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $500,000 during the remainder of 2014.

On August 14, 2014, we modified our credit agreement with our bank group.  The credit facility was modified to: extend the maturity date to September 30, 2015; provide the bank group with a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.; adjust the maximum borrowing limit to $55,000,000 as of August 14, 2014, to $50,000,000 as of December 31, 2014 and to $47,500,000 as of June 30, 2015; and modify the required maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) and the minimum consolidated earnings before interest, taxes, depreciation and amortization requirement.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (325 basis points at September 30, 2014) depending on the leverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2014, there was $40,500,000 outstanding at a weighted average interest rate of 3.41% and $14,500,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at September 30, 2014 and we expect to be in compliance with the financial covenants and all other covenants for all measurement periods through September 30, 2015, the expiration date of the facility.

The credit facility is classified as a current liability as of September 30, 2014 in our consolidated balance sheets as the facility expires on September 30, 2015.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance or extend the maturity of our outstanding credit facility prior to its expiration on September 30, 2015.

In recent years, additional gaming venues have opened in Maryland, Pennsylvania and New Jersey and more are expected to open.  These venues are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 64% of our Capital Club® member gaming win comes from out-of-state patrons.

The Delaware legislature has worked with the gaming industry in recent years to increase the State’s gaming offerings, but it has done so while steadily increasing the State’s share of the industry’s gaming revenues and adding to various costs that the industry incurs to do business.  In July 2008, the State’s share of our gaming revenues was increased.  In May 2009, an additional and significant increase in the State’s share of our gaming revenues was legislated in connection with the reintroduction of limited sports betting in the State.  This was the fifth increase in the State’s share of gaming revenues.  In January 2010, the State authorized table games, but imposed a license fee and a high tax rate on table game revenues.  During this period, our revenues declined and our ability to compete with the growing number of competitors in the Mid-Atlantic region was impeded.  In recognition of the State’s high gaming tax burden and its effect on the industry, the legislature has attempted several times since 2011 to reduce this tax burden in an effort to stabilize the industry, preserve jobs and protect the State’s revenue stream.

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

In July 2013, the State enacted a bond and capital improvements bill which appropriated $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise pay for the period July 1, 2013 to June 30, 2014.  The State used $875,000 of the amount appropriated to offset increases in our vendor costs. Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the Delaware legislature approved the vendor cost sharing recommendation.  The State estimates this will provide $9,900,000 to be used toward vendor costs for the three Delaware video lottery agents for the fiscal year July 1, 2014 to June 30, 2015.  This is being allocated among the three video lottery agents based on their relative portion of industry-wide slot revenues.  For the third quarter of 2014, our video lottery vendor costs were reduced by approximately $1,000,000 as a result of the cost sharing arrangement.  The recommendations to reduce the State’s share of gross table game revenues and eliminate the table game license fee were not part of the legislation that was passed.  The commission reconvened in September 2014 to consider previous and make further recommendations relative to the gaming industry.

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

Contractual Obligations

At September 30, 2014, we had the following contractual obligations:

		Payments Due by Period
	Total	2014	2015 – 2016	2017 – 2018	Thereafter
Revolving line of credit(a)	$40,500,000	$—	$40,500,000	$—	$—
Estimated interest payments on revolving line of credit(b)	1,379,000	345,000	1,034,000	—	—
Operating lease	252,000	21,000	168,000	63,000	—
	$42,176,000	$411,000	$41,702,000	$63,000	$—

(a) Our current credit facility expires on September 30, 2015.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2014 and current interest rates.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the three months ended September 30, 2014, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We Have a Significant Amount of Indebtedness

As of September 30, 2014, we had total outstanding long-term debt of $40,500,000 under our credit facility.  The facility is classified as a current liability as of September 30, 2014 in our consolidated balance sheets as the facility expires on September 30, 2015.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  This indebtedness and any future increases in our outstanding borrowings or decreases in our results of operations could:

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

In recent years, additional gaming venues are having a significant adverse effect on our visitation numbers, our revenues and our profitability.

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

In recent years, additional gaming venues have opened in Maryland, Pennsylvania and New Jersey and more are expected to open. These venues are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 64% of our Capital Club® member gaming win comes from out of state patrons.

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

The Delaware legislature has worked with the gaming industry in recent years to increase the State’s gaming offerings, but it has done so while steadily increasing the State’s share of the industry’s gaming revenues and adding to various costs that the industry incurs to do business.  In July 2008, the State’s share of our gaming revenues was increased.  In May 2009, an additional and significant increase in the State’s share of our gaming revenues was legislated in connection with the reintroduction of limited sports betting in the State.  This was the fifth increase in the State’s share of gaming revenues.  In January 2010, the State authorized table games, but imposed a license fee and a high tax rate on table game revenues.  During this period, our revenues declined and our ability to compete with the growing number of competitors in the Mid-Atlantic region was impeded.  In recognition of the State’s high gaming tax burden and its effect on the industry, the legislature has attempted several times since 2011 to reduce this tax burden in an effort to stabilize the industry, preserve jobs and protect the State’s revenue stream.

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

In July 2013, the State enacted a bond and capital improvements bill which appropriated $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise pay for the period July 1, 2013 to June 30, 2014.  The State used $875,000 of the amount appropriated to offset increases in our vendor costs.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the Delaware legislature approved the vendor cost sharing recommendation.  The State estimates this will provide $9,900,000 to be used toward vendor costs for the three Delaware video lottery agents for the fiscal year July 1, 2014 to June 30, 2015.  This is being allocated among the three video lottery agents based on their relative portion of industry-wide slot revenues.  For the third quarter of 2014, our video lottery vendor costs were reduced by approximately $1,000,000 as a result of the cost sharing arrangement.  The recommendations to reduce the State’s share of gross table game revenues and eliminate the table game license fee were not part of the legislation that was passed.  The commission reconvened in September 2014 to consider previous and make further recommendations relative to the gaming industry.

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

We May Not Be Able To Maintain Our Listing With The NYSE

On October 28, 2014, we were notified by the New York Stock Exchange (“NYSE”) that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE under the NYSE Listed Company Manual.

Under NYSE rules, we have six months following receipt of the notification, subject to possible extension, to regain compliance with the minimum share price requirement or be subject to delisting.  We can also regain compliance at any time during the six-month cure period if our common stock has a closing share price of at least $1.00 on the last trading day of any calendar month during the period and also has an average closing share price of at least $1.00 over the 30-trading day period ending on the last trading day of that month.

Our common stock, continues to trade on the NYSE under the symbol “DDE” but is assigned a “.BC” indicator by the NYSE to signify that we are not currently in compliance with NYSE continued listing standards.

On October 29, 2014, we notified the NYSE of our intent to cure this price deficiency.  We will monitor the price for our common stock and will consider available options to resolve the deficiency and regain compliance with the NYSE listing standards.

If we are not able to regain compliance with NYSE listing standards, our stock will be delisted from trading on the NYSE.  The delisting of our stock from trading on the NYSE would result in the need to find another market on which our stock can be listed or cause our stock to cease trading on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.

Non-compliance with NYSE continued listing standards or delisting from the NYSE could negatively impact us, including, without limitation, our relationships with stockholders, businesses and lenders, our access to debt and equity financing, and our ability to attract and retain personnel by means of equity compensation.  This, in turn, could materially and adversely affect our business, financial condition and results of operations.  Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, through factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No repurchases were made in the first nine months of 2014 and we had remaining purchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

31.1             Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2             Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Downs Gaming & Entertainment, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the quarter and nine months ended September 30, 2014 and 2013; (ii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	November 5, 2014	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer, Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)