Form 10-K
period 2014-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2015-03-06
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $24,054,681 as of June 30, 2014 (the last day of our most recently completed second quarter).

As of February 27, 2015, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,034,197 shares
Class A Common Stock -	14,870,673 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 29, 2015 are incorporated by reference into Part III, Items 10 through 14 of this report.

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

•                  Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with a fine dining restaurant, full-service spa/salon, conference, banquet, ballroom and concert hall facilities; and

•                  Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

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

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis.  In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 46 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

In recent years, the mid-Atlantic region has witnessed an unprecedented expansion in gaming venues and gaming offerings.  This is having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 32% of our gaming win comes from Maryland patrons and approximately 64% of our Capital Club® member gaming win comes from out of state patrons.

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

In July 2013, the State enacted a bond and capital improvements bill which appropriated $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise pay for the period July 1, 2013 to June 30, 2014.  The State used $875,000 of the amount appropriated to offset increases in our vendor costs.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the Delaware legislature approved the vendor cost sharing recommendation on a permanent basis.  The State estimates this will provide $9,900,000 to be used toward vendor costs for the three Delaware video lottery agents for the fiscal year July 1, 2014 to June 30, 2015.  This is being allocated among the three video lottery agents based on their relative portion of industry-wide slot revenues.  For 2014, our video lottery vendor costs were reduced by approximately $1,950,000 as a result of the cost sharing arrangement.  The recommendations to reduce the State’s share of gross table game revenues and eliminate the table game license fee were not part of the legislation that was passed.

The commission reconvened in September 2014 to consider previous and make further recommendations relative to the gaming industry.  The commission’s findings and recommendations were released in January 2015 and included: increasing the State’s share of vendor costs associated with slot machines; eliminating the annual table game license fee; reducing the State’s share of table game win; and providing each video lottery agent a credit of up to 5% of video lottery proceeds to be used for marketing expenditures and a credit of up to 5% of video lottery proceeds to be used for capital expenditures.  These recommendations require legislation in order to be effected.

The Delaware legislature is in session until the end of June and then does not reconvene until the following January.  Since Delaware has a fiscal year that ends June 30, it is likely that any legislation will not be effective until July 1, 2015.  Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to take other actions in order to manage expenses -

especially with respect to operations that have operated at a loss, such as table games and internet gaming.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

In February 2013, we opened a Herschel’s 34 Chicken & Ribs Kitchen in Athens, Georgia.  Herschel’s was a 110-seat sports-themed restaurant owned and operated by us on approximately 4,100 square feet of leased property.  During the fourth quarter of 2014, management made the decision to sell the assets of Herschel’s.  In January of 2015, we closed Herschel’s and are currently in the process of disposing of its assets.

Dover Downs Casino

Our casino opened in December 1995 with approximately 500 slot machines.  Due to its popularity, the casino has expanded six times since its opening.  The casino complex features 165,000 square-feet of space and houses 2,350 slot machines at December 31, 2014.  We are open for business 24 hours per day, seven days per week.  Our facilities are open every day of the year, except Christmas and Easter, and we estimate that the facility was visited by approximately 1.9 million patrons in 2014.

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

Our Race & Sports Book operation features parlay sports wagering on National Football League (“NFL”) games, and pari-mutuel wagering on live and simulcast horse races.

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

We use sophisticated database marketing to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club®, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs.  Membership in this club currently stands at approximately 154,000 active patrons in one of three tiers — Capital Gold®, Capital Platinum® or Platinum Elite®.

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

Dover Downs Hotel

Our luxury hotel facility, the Dover Downs Hotel and Conference Center, is the largest hotel in the State of Delaware and connects to our casino.  The facility includes 500 rooms, including eleven luxury spa suites, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and a luxurious 6,000 square-foot full-service spa.  Our facility offers 35,000 square feet of conference space, the most of any hotel in Delaware.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, spa facilities, trade shows and conferences, we believe we are able to attract new patrons and lengthen the stay of current patrons and encourage visits from patrons who may have a more convenient gaming option.  In 2014, hotel occupancy averaged 85% and the hotel was awarded the AAA Four Diamond Award for the twelfth consecutive year.

Dover Downs Raceway

Dover Downs Raceway has presented pari-mutuel harness racing events for 46 consecutive years.  Live harness races are conducted at Dover Downs Raceway from November until April and are simulcast to more than 300 tracks and other off-track betting locations across North America on each of our 106 scheduled live race dates.  During our harness racing season, we have historically used the 5/8-mile harness racing track that is located on DVD’s property and is on the inside of its one-mile motorsports superspeedway.  In order to continue this historic use, DVD granted a perpetual easement to the harness track to us at the time of the spin-off.  This perpetual easement allows us to have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The easement requires that we maintain the harness track but does not require the payment of any rent.  Additional amenities include the Winners Circle® Restaurant overlooking the horse racing track.

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

We have an agreement with the Delaware Standardbred Owner’s Association, Inc. (“DSOA”) effective July 1, 2014 and continuing through August 31, 2016.  DSOA’s membership consists of owners, trainers and drivers of harness horses participating in harness race meetings at our facilities and elsewhere in the United States and Canada.  The DSOA has been organized and exists for the purpose of promoting the sport of harness racing; improving the lot of owners, drivers and trainers of harness racing horses participating in race meetings; establishing health, welfare and insurance programs for owners, drivers and trainers of harness racing horses; negotiating with harness racing tracks on behalf of owners, trainers, drivers and grooms of harness racing horses; and generally rendering assistance to them whenever and wherever possible.  Under the DSOA agreement, we are required to distribute as purses for races conducted at our facilities a percentage of our retained share of pari-mutuel revenues.

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

Control Over Equipment and Technology.  We do not own or lease the slot machines or computer systems used by the State in connection with our video lottery gaming operations.  The Lottery Director enters into contracts directly with the providers of the slot machines and computer systems and we are not a party to those negotiations.  At our expense, the State purchases or leases all equipment and the Lottery Director licenses all technology providers.  Similarly, but at no expense to us, the Lottery Director enters into contracts directly with internet service providers.  Our operations could be disrupted if a licensed technology provider violates its agreement with the State or ceases to be licensed for any reason.  Such an event would be outside of our control and could adversely affect our gaming revenues.

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

Gaming Taxes and Fees

We believe that the prospect of significant additional tax revenue is one of the primary reasons why jurisdictions have legalized gaming.  As a result, gaming operators are typically subject to significant taxes and fees in addition to normal federal and state corporate income taxes.  These taxes and fees are subject to increase at any time.  We pay substantial taxes and fees with respect to our gaming operations and the State’s share of our gaming win has been increased several times.  In addition, any material increase in taxes or fees, or the adoption of additional taxes or fees, may have a material adverse effect on our future financial results.

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

We compete in local and regional markets with horse tracks and racinos, off-track betting parlors, state run lotteries, casinos, internet gambling and other forms of gaming.  In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, collegiate and professional athletic events, television and movies, concerts and travel.  Many of our gaming competitors are in jurisdictions with a lower tax burden and with a closer proximity to large population bases.  As gambling opportunities in the region continue to proliferate, there can be no assurance that we will maintain our state or regional market share or be able to compete effectively with our competitors and this could adversely affect our business, financial condition and overall profitability.

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

In recent years, the mid-Atlantic region has witnessed an unprecedented expansion in gaming venues and gaming offerings.  This is having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 32% of our gaming win comes from Maryland patrons and approximately 64% of our Capital Club® member gaming win comes from out of state patrons.

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

Mission and Strategy

We offer a unique gaming and entertainment experience and make available to our patrons a number of different options: slot machine gaming, table game wagering, sports wagering, live harness horse racing, luxury hotel accommodations, fine dining, full service spa, national recording and entertainment acts, night club, retail shopping, trade shows and conferences, and simulcasting of thoroughbred and harness horse races from across North America.  Our mission is simple: to provide all of our customers a premier gaming and entertainment experience with a focus on unparalleled customer service.  We foster customer loyalty by following this mission, focus on our most valuable customers, expand and improve the quality of our gaming positions, enhance our gaming products with additional entertainment offerings and create an exciting gaming environment while focusing on areas that we believe will increase our revenue and profitability.

We use a sophisticated database marketing program to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club, a players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs.  Membership in this club currently stands at approximately 154,000 active patrons.  We attempt to increase attendance at both our casino and hotel through effective promotional use of our database and by making improvements to our facilities and gaming offerings based on what we learn from our Capital Club members.  For example, we continually add the most popular machines, have added live table games, as well as multi-player electronic table games and other amenities requested by our customers.  We began offering internet gaming in the fourth quarter of 2013.

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

Seasonality

Our quarterly operating results are affected by weather and the general economic conditions in the United States.  Additionally, given our high level of fixed operating costs, fluctuations in our business volume can lead to variations in quarterly operating results.  The results for any quarter are not necessarily indicative of results to be expected in any future period.

Employees

As of December 31, 2014, we had 1,391 employees, of which 803 were full-time.  We engage temporary personnel to assist during our live harness racing season.  None of our employees are party to a collective bargaining agreement and we believe that our relationship with our employees is good.

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

We Have a Significant Amount of Indebtedness

As of December 31, 2014, we had total outstanding long-term debt of $39,010,000 under our credit facility.  The facility is classified as a current liability as of December 31, 2014 in our consolidated balance sheets as the facility expires on September 30, 2015.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  This indebtedness and any future increases in our outstanding borrowings or decreases in our results of operations could:

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with horse tracks and racinos, off-track betting parlors, state run lotteries, casinos, internet gambling and other forms of gaming.  In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, collegiate and professional athletic events, television and movies, concerts and travel.  Many of our gaming competitors are in jurisdictions with a lower tax burden and with a closer proximity to large population bases.  As gambling opportunities in the region continue to proliferate, there can be no assurance that we will maintain our state or regional market share or be able to compete effectively with our competitors and this could adversely affect our business, financial condition and overall profitability.

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

In recent years, the mid-Atlantic region has witnessed an unprecedented expansion in gaming venues and gaming offerings and many analysts believe that the market is showing signs of saturation, in part due to the fact that new gaming venues often result in a substantial loss of business to existing locations.  This is having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 32% of our gaming win comes from Maryland patrons and approximately 64% of our Capital Club® member gaming win comes from out of state patrons.

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

In July 2013, the Delaware legislature created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The Commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the legislature only enacted a vendor cost sharing recommendation and asked the Commission to reconvene to consider previous and make further recommendations relative to the gaming industry.  The Commission’s findings and recommendations were released in January 2015 and included: increasing the State’s share of vendor costs associated with slot machines; eliminating the annual table game license fee; reducing the State’s share of table game win; and providing each video lottery agent a credit of up to 5% of video lottery proceeds to be used for marketing expenditures and a credit of up to 5% of video lottery proceeds to be used for capital expenditures.  These recommendations require legislation in order to be effected.

The Delaware legislature is in session until the end of June and then does not reconvene until the following January.  Since Delaware has a fiscal year that ends June 30, it is likely that any legislation will not be effective until July 1, 2015.  Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to take other actions in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games and internet gaming.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

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

Item 1B.        Unresolved Staff Comments

We have not received any written comments that were issued within 180 days before December 31, 2014, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

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

Intellectual Property

We have various registered and common law trademark rights, including, but not limited to, “Dover Downs Gaming & Entertainment,” “Dover Downs,” “Dover Downs Hotel & Casino,” “Capital Club,” “Capital Gold,” “Capital Platinum,” “Capital Elite,” “Delaware Poker Championship,” “Come Play!,” “UNREEL,” “Wonder Spin,” “Sweet Perks,” “Gazebo Bar,” “Winners Circle,” “Michele’s” and “Rollins Center.”  We also have limited rights to use the names and logos of other businesses in connection with promoting our facilities and special events at those facilities.  Due to the value of our intellectual property rights for promotional purposes, it is our intention to vigorously protect these rights, through litigation, if necessary.

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

Part II

Item 5.                                 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “DDE.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 27, 2015, there were 18,034,197 shares of common stock and 14,870,673 shares of Class A common stock outstanding.  There were 669 holders of record for common stock and 19 holders of record for Class A common stock.

The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2014 and 2013 are detailed in the following table.

Quarter Ended:	High	Low	Dividends Declared
December 31, 2014	$1.16	$0.65	$—
September 30, 2014	$1.43	$0.95	$—
June 30, 2014	$1.57	$1.31	$—
March 31, 2014	$1.70	$1.45	$—

December 31, 2013	$1.87	$1.35	$—
September 30, 2013	$1.74	$1.22	$—
June 30, 2013	$2.10	$1.51	$—
March 31, 2013	$2.58	$2.00	$—

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

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2014.  At December 31, 2014, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

•                  Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with a fine dining restaurant, full-service spa/salon, conference, banquet, ballroom and concert hall facilities; and

•                  Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

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

Year Ended December 31, 2014 vs. Year Ended December 31, 2013

Gaming revenues decreased by $12,600,000, or 7.3%, to $160,391,000 in 2014 as a result of lower win from slot machine play and lower table game revenue.  We believe that attendance at our facility continues to be negatively impacted from the overall increased competition in regional gaming markets.  Inclement weather during the first quarter of 2014 also negatively impacted our gaming operations.

Other operating revenues were $24,991,000 in 2014 as compared to $24,240,000 in 2013.  Rooms revenue increased $486,000 to $6,144,000 in 2014 as compared to $5,658,000 in 2013 due primarily to higher convention sales.  Food and beverage revenues increased $699,000 to $15,494,000 in 2014 from $14,795,000 in 2013 due to continuing growth in our banquet revenues and higher sales in our Festival Buffet and at our concession locations throughout the Firefly Music Festival which is held on Dover International Speedway’s property adjacent to us.  These increases were partially offset by lower revenues in many of our other food and beverage outlets from the lower casino attendance.  Additionally, we held fewer live concert and boxing events in 2014 as compared to the prior year which partially offset the increases in rooms and food and beverage revenues.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $18,241,000 and $19,905,000 in 2014 and 2013, respectively.

Gaming expenses decreased by $10,964,000 primarily from lower gaming taxes as a result of the lower gaming revenues and the reduction in our video lottery vendor costs from legislation that became effective on July 1, 2014.   Marketing and other expenses were also lower in 2014.

Other operating expenses increased to $17,808,000 in 2014 from $17,314,000 in 2013 due to the higher other operating revenues.

We recorded a $358,000 non-cash, pre-tax impairment charge in 2014 to adjust the carrying value of the long-lived assets of our Herschel’s 34 Chicken & Ribs Kitchen to estimated fair value.

General and administrative expenses increased slightly to $5,711,000 in 2014 as compared to $5,645,000 in 2013.

Depreciation expense decreased to $9,128,000 in 2014 from $9,726,000 in 2013 as a result of certain assets becoming fully depreciated.

Interest expense decreased by $65,000 primarily due to lower outstanding borrowings in 2014.  This decrease was partially offset by higher interest rates in 2014.

Our effective income tax rate was (5.1%) in 2014 as compared to 96.7% in 2013.  The rates in 2014 and 2013 were impacted by the non-deductible portion of the restricted stock awards that vested during the first quarter of 2014 and 2013 and also our net loss in 2014.

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

Other operating revenues were $24,240,000 in 2013 as compared to $22,857,000 in 2012.  Rooms revenue increased $788,000 to $5,658,000 in 2013 as compared to $4,870,000 in 2012 primarily due to higher convention sales, casino customer sales and corporate rate sales.  Food and beverage revenues increased $623,000 to $14,795,000 in 2013 from $14,172,000 in 2012 primarily due to the opening of Herschel’s in February 2013 and higher banquet sales.  These increases were partially offset by lower revenues in many of our other food and beverage outlets from the lower casino attendance.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $19,905,000 and $20,471,000 in 2013 and 2012, respectively.

Gaming expenses decreased by $20,553,000 primarily from lower gaming taxes as a result of the lower gaming revenues.   License fees and other expenses were also lower in 2013.  On June 28, 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 which among other things eliminated and restructured certain license fees currently paid by video lottery agents.

Other operating expenses increased to $17,314,000 in 2013 from $16,359,000 in 2012 primarily due to the opening of Herschel’s partially offset by lower expenses in many of our other food and beverage outlets.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $6,280,000 in 2014 compared to $11,137,000 in 2013.  The decrease in net cash from operating activities was primarily due to the timing of payments to the Delaware State Lottery Office for its portion of the slot win, the timing of payments to vendors and lower earnings before depreciation.

Net cash used in investing activities was $909,000 in 2014 compared to $1,506,000 in 2013 and was primarily related to capital improvements in both periods.  Capital expenditures in 2014 related primarily to information systems and facility and equipment upgrades.  Capital expenditures in 2013 related to assets purchased for our food and beverage operations and casino and hotel facility improvements.

Net cash used in financing activities was $8,242,000 in 2014 compared to $11,674,000 in 2013.  During 2014, we had net repayments of $8,030,000 on our credit facility compared to $11,460,000 during 2013.  We repurchased and retired $104,000 of our outstanding common stock during 2014 compared to $144,000 during 2013.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.  As a result of amending our credit agreement in August 2014 and March 2013, we paid $108,000 and $70,000 in bank fees, respectively.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2014 or 2013.  At December 31, 2014, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $2,000,000 to $2,500,000 during 2015.  Additionally, we expect to contribute approximately $425,000 to our pension plans in 2015.

On August 14, 2014, we modified our credit agreement with our bank group.  The credit facility was modified to:  extend the maturity date to September 30, 2015; provide the bank group with a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.; adjust the maximum borrowing limit to $55,000,000 as of August 14, 2014, to $50,000,000 as of December 31, 2014 and to $47,500,000 as of June 30, 2015; and modify the required maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) and the minimum consolidated earnings before interest, taxes, depreciation and amortization requirement.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (300 basis points at December 31, 2014) depending on the leverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2014, there was $39,010,000 outstanding at a weighted average interest rate of 3.17% and $10,990,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at December 31, 2014 and we expect to be in compliance with the financial covenants and all other covenants for all measurement periods through September 30, 2015, the expiration date of the facility.

The credit facility is classified as a current liability as of December 31, 2014 in our consolidated balance sheets as the facility expires on September 30, 2015.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance or extend the maturity of our outstanding credit facility prior to its expiration on September 30, 2015.

In recent years, the mid-Atlantic region has witnessed an unprecedented expansion in gaming venues and gaming offerings.  These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 32% of our gaming win comes from Maryland patrons and approximately 64% of our Capital Club® member gaming win comes from out-of-state patrons.

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

In July 2013, the State enacted a bond and capital improvements bill which appropriated $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise pay for the period July 1, 2013 to June 30, 2014.  The State used $875,000 of the amount appropriated to offset increases in our vendor costs.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the Delaware legislature approved the vendor cost sharing recommendation on a permanent basis.  The State estimates this will provide $9,900,000 to be used toward vendor costs for the three Delaware video lottery agents for the fiscal year July 1, 2014 to June 30, 2015.  This is being allocated among the three video lottery agents based on their relative portion of industry-wide slot revenues.  For 2014, our video lottery vendor costs were reduced by approximately $1,950,000 as a result of the cost sharing arrangement.  The recommendations to reduce the State’s share of gross table game revenues and eliminate the table game license fee were not part of the legislation that was passed.

The commission reconvened in September 2014 to consider previous and make further recommendations relative to the gaming industry.  The commission’s findings and recommendations were released in January 2015 and included: increasing the State’s share of vendor costs associated with slot machines; eliminating the annual table game license fee; reducing the State’s share of table game win; and providing each video lottery agent a credit of up to 5% of video lottery proceeds to be used for marketing expenditures and a credit of up to 5% of video lottery proceeds to be used for capital expenditures.  These recommendations require legislation in order to be effected.

The Delaware legislature is in session until the end of June and then does not reconvene until the following January.  Since Delaware has a fiscal year that ends June 30, it is likely that any legislation will not be effective until July 1, 2015.  Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to take other actions in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games and internet gaming.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

Contractual Obligations

At December 31, 2014, we had the following contractual obligations:

		Payments Due by Period
	Total	2015	2016 — 2017	2018 — 2019	Thereafter
Revolving line of credit(a)	$39,010,000	$39,010,000	$—	$—	$—
Estimated interest payments on revolving line of credit(b)	928,000	928,000	—	—	—
Pension contributions	425,000	425,000	—	—	—
	$40,363,000	$40,363,000	$—	$—	$—

(a) Our current credit facility expires on September 30, 2015.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2014 and current interest rates.

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

Recent Accounting Pronouncements

See NOTE 3 — Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this document for a full description of recent accounting pronouncements that affect us.

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

Based on their evaluation as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.  KPMG LLP independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  KPMG LLP has issued their report which is included herein.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited Dover Downs Gaming & Entertainment, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dover Downs Gaming & Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of (loss) earnings and comprehensive (loss) income and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 6, 2015 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern.

KPMG LLP

Philadelphia, Pennsylvania

March 6, 2015

Item 9B.                        Other Information

None.

Part III

Item 10.                          Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2015.

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

Executive Officers of the Registrant.  As of December 31, 2014, our executive officers were:

Name	Position	Age	Term of Office

Denis McGlynn	President and
	Chief Executive Officer	68	11/79 to date

Edward J. Sutor	Executive Vice President
	and Chief Operating Officer	64	3/99 to date

Timothy R. Horne	Sr. Vice President-Finance, Treasurer
	and Chief Financial Officer	48	11/96 to date

Klaus M. Belohoubek	Sr.Vice President-General Counsel
	and Secretary	55	7/99 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board since our spin-off from DVD in 2002.  Mr. Tippie also serves as Chairman of the Board to DVD as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 35 years.  Mr. McGlynn also serves as President and Chief Executive Officer to DVD.

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

Item 11.                          Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2015.

Item 12.                          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2015.

Equity Compensation Plan Information

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Refer to NOTE 9 — Stockholders’ Equity to our consolidated financial statements included elsewhere in this document for further discussion.  Securities authorized for issuance under equity compensation plans at December 31, 2014 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	563,975

Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	563,975

Item 13.                          Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2015.

Item 14.                          Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 29, 2015.

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

10.3	Agreement between Dover Downs, Inc. and Delaware Standardbred Owners Association, Inc. dated July 1, 2014.

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

10.6

Modification and Reaffirmation Agreement between Dover Downs Gaming and Entertainment, Inc. and Citizens Bank, National Association, as agent, dated as of June 12, 2014 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on June 13, 2014).

10.7

Modification and Reaffirmation Agreement between Dover Downs Gaming and Entertainment, Inc., Dover Downs, Inc. and Dover Downs Gaming and Management Corp. and Citizens Bank, National Association, as agent, dated as of August 14, 2014 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on August 14, 2014).

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

10.15	Dover Downs Gaming & Entertainment, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 30, 2012).

10.16	Description of Annual Salary and Certain Discretionary Incentives to Executive Officers (incorporated herein by reference to the Form 8-K dated January 2, 2015).

10.17

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

101

The following materials from the Dover Downs Gaming & Entertainment, Inc. annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Income for the years ended December 31, 2014, 2013 and 2012; (ii) Consolidated Balance Sheets as of December 31, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	March 6, 2015	Dover Downs Gaming & Entertainment, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President and Chief Executive Officer	March 6, 2015
Denis McGlynn	and Director
(Principal Executive Officer)

/s/ Timothy R. Horne	Sr. Vice President — Finance, Treasurer,	March 6, 2015
Timothy R. Horne	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering either of them to sign this report, or any amendments, on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	March 6, 2015
Henry B. Tippie

/s/ Patrick J. Bagley	Director and Chairman	March 6, 2015
Patrick J. Bagley	of the Audit Committee

/s/ Jeffrey W. Rollins	Director	March 6, 2015
Jeffrey W. Rollins

/s/ R. Randall Rollins	Director	March 6, 2015
R. Randall Rollins

/s/ Richard K. Struthers	Director	March 6, 2015
Richard K. Struthers

/s/ Denis McGlynn	As Attorney-in-Fact	March 6, 2015
Denis McGlynn	and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of (loss) earnings and comprehensive (loss) income and cash flows for each of the years in the three-year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the Company’s credit facility expires on September 30, 2015 and at present no agreement has been reached to refinance the debt, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dover Downs Gaming & Entertainment, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania

March 6, 2015

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	Years ended December 31,
	2014	2013	2012
Revenues:
Gaming	$160,391	$172,991	$203,055
Other operating	24,991	24,240	22,857
	185,382	197,231	225,912
Expenses:
Gaming	151,434	162,398	182,951
Other operating	17,808	17,314	16,359
Impairment charge	358	—	—
General and administrative	5,711	5,645	6,034
Depreciation	9,128	9,726	10,297
	184,439	195,083	215,641

Operating earnings	943	2,148	10,271

Interest expense	(1,687)	(1,752)	(1,805)

(Loss) earnings before income taxes	(744)	396	8,466

Income tax benefit (expense)	38	(383)	(3,659)

Net (loss) earnings	(706)	13	4,807

Unrealized gain on interest rate swap, net of income taxes	—	—	83

Unrealized gain on available-for-sale securities, net of income taxes	2	11	12

Change in pension net actuarial loss and prior service cost, net of income taxes	(3,588)	2,142	(1,059)

Comprehensive (loss) income	$(4,292)	$2,166	$3,843

Net (loss) earnings per common share (Note 3):
Basic	$(0.02)	$—	$0.15
Diluted	$(0.02)	$—	$0.15

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$10,079	$12,950
Accounts receivable	3,838	4,248
Due from State of Delaware	7,258	8,225
Inventories	1,783	1,957
Prepaid expenses and other	2,324	2,432
Receivable from Dover Motorsports, Inc.	22	—
Income taxes receivable	6	138
Deferred income taxes	1,243	1,268
Total current assets	26,553	31,218

Property and equipment, net	152,107	160,570
Other assets	752	932
Deferred income taxes	404	—
Total assets	$179,816	$192,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,975	$4,480
Purses due horsemen	6,917	7,978
Accrued liabilities	8,196	10,513
Payable to Dover Motorsports, Inc.	—	4
Deferred revenue	389	463
Revolving line of credit	39,010	47,040
Total current liabilities	58,487	70,478

Liability for pension benefits	8,980	3,353
Deferred income taxes	—	2,725
Total liabilities	67,467	76,556

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 17,880,650 and 17,736,479, respectively	1,788	1,774
Class A common stock, $.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,870,673 and 14,870,673, respectively	1,487	1,487
Additional paid-in capital	5,125	4,663
Retained earnings	108,629	109,335
Accumulated other comprehensive loss	(4,680)	(1,095)
Total stockholders’ equity	112,349	116,164
Total liabilities and stockholders’ equity	$179,816	$192,720

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2014	2013	2012
Operating activities:
Net (loss) earnings	$(706)	$13	$4,807
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	9,128	9,726	10,297
Amortization of credit facility origination fees	133	183	101
Stock-based compensation	580	682	793
Deferred income taxes	(723)	(519)	(318)
Impairment charge	358	—	—
Gain from insurance settlement	—	(22)	—
Changes in assets and liabilities:
Accounts receivable	410	(155)	(111)
Due from State of Delaware	967	1,483	(268)
Inventories	174	(36)	(61)
Prepaid expenses and other	154	662	310
Receivable from/payable to Dover Motorsports, Inc.	(26)	4	(11)
Income taxes receivable/payable	114	(138)	(928)
Accounts payable	(505)	915	(470)
Purses due horsemen	(1,061)	(1,855)	829
Accrued liabilities	(2,369)	152	(1,571)
Deferred revenue	(74)	117	92
Liability for pension benefits	(274)	(75)	(325)
Net cash provided by operating activities	6,280	11,137	13,166

Investing activities:
Capital expenditures	(900)	(1,574)	(2,625)
Purchase of available-for-sale securities	(35)	(37)	—
Proceeds from the sale of available-for-sale securities	26	31	—
Insurance settlement proceeds	—	74	—
Net cash used in investing activities	(909)	(1,506)	(2,625)

Financing activities:
Borrowings from revolving line of credit	94,530	72,160	19,620
Repayments of revolving line of credit	(102,560)	(83,620)	(30,120)
Repurchase of common stock	(104)	(144)	(107)
Credit facility fees	(108)	(70)	—
Dividends paid	—	—	(3,575)
Net cash used in financing activities	(8,242)	(11,674)	(14,182)

Net decrease in cash	(2,871)	(2,043)	(3,641)
Cash, beginning of year	12,950	14,993	18,634
Cash, end of year	$10,079	$12,950	$14,993

Supplemental information:
Interest paid	$1,589	$1,524	$1,728
Income tax payments	$569	$1,041	$4,904

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

•                  Dover Downs Hotel and Conference Center — a 500 room AAA Four Diamond hotel with a fine dining restaurant, full-service spa/salon, conference, banquet, ballroom and concert hall facilities; and

•                  Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

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

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis.  In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 46 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

In recent years, the mid-Atlantic region has witnessed an unprecedented expansion in gaming venues and gaming offerings.  This is having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 32% of our gaming win comes from Maryland patrons and approximately 64% of our Capital Club® member gaming win comes from out of state patrons.

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

In July 2013, the State enacted a bond and capital improvements bill which appropriated $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise pay for the period July 1, 2013 to June 30, 2014.  The State used $875,000 of the amount appropriated to offset increases in our vendor costs.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the Delaware legislature approved the vendor cost sharing recommendation on a permanent basis.  The State estimates this will provide $9,900,000 to be used toward vendor costs for the three Delaware video lottery agents for the fiscal year July 1, 2014 to June 30, 2015.  This is being allocated among the three video lottery agents based on their relative portion of industry-wide slot revenues.  For 2014, our video lottery vendor costs were reduced by approximately $1,950,000 as a result of the cost sharing arrangement.  The recommendations to reduce the State’s share of gross table game revenues and eliminate the table game license fee were not part of the legislation that was passed.

The commission reconvened in September 2014 to consider previous and make further recommendations relative to the gaming industry.  The commission’s findings and recommendations were released in January 2015 and included: increasing the State’s share of vendor costs associated with slot machines; eliminating the annual table game license fee; reducing the State’s share of table game win; and providing each video lottery agent a credit of up to 5% of video lottery proceeds to be used for marketing expenditures and a credit of up to 5% of video lottery proceeds to be used for capital expenditures.  These recommendations require legislation in order to be effected.

The Delaware legislature is in session until the end of June and then does not reconvene until the following January.  Since Delaware has a fiscal year that ends June 30, it is likely that any legislation will not be effective until July 1, 2015.  Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to take other actions in order to manage expenses -

especially with respect to operations that have operated at a loss, such as table games and internet gaming.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

In February 2013, we opened a Herschel’s 34 Chicken & Ribs Kitchen in Athens, Georgia.  Herschel’s was a 110-seat sports-themed restaurant owned and operated by us on approximately 4,100 square feet of leased property.  During the fourth quarter of 2014, management made the decision to sell the assets of Herschel’s.  As a result, we concluded that it was necessary for us to review the carrying value of the long-lived assets for impairment.  Based on the results of this analysis, we recorded a non-cash, pre-tax impairment charge of $358,000 in the fourth quarter of 2014 to adjust the carrying value of the long-lived assets of Herschel’s to estimated fair value.  In January of 2015, we closed Herschel’s and are currently in the process of disposing of its assets.

NOTE 2—Going Concern

At December 31, 2014, we had a credit agreement with a bank group (see NOTE 6 — Credit Facility). The maximum borrowing limit under the facility was $50,000,000 as of December 31, 2014 and the facility expires September 30, 2015. At December 31, 2014 there was $39,010,000 outstanding under the facility.  The credit facility is classified as a current liability as of December 31, 2014 in our consolidated balance sheets as the facility expires on September 30, 2015.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.  The report from our independent registered public accountants, KPMG LLP, dated March 6, 2015, includes an explanatory paragraph related to our ability to continue as a going concern.

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

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $1,777,000 and $1,930,000, respectively, at December 31, 2014 and 2013, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $18,241,000, $19,905,000 and $20,471,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Advertising costs—The cost of general advertising is charged to operations as incurred.  Advertising expenses were $2,171,000, $2,209,000 and $2,211,000 in 2014, 2013 and 2012, respectively.

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

	2014	2013	2012
Net (loss) earnings per common share — basic:
Net (loss) earnings	$(706)	$13	$4,807
Allocation to nonvested restricted stock awards	—	—	111
Net (loss) earnings available to common stockholders	$(706)	$13	$4,696

Weighted-average shares outstanding	31,961	31,849	31,745

Net (loss) earnings per common share — basic	$(0.02)	$—	$0.15

Net (loss) earnings per common share — diluted:
Net (loss) earnings	$(706)	$13	$4,807
Allocation to nonvested restricted stock awards	—	—	111
Net (loss) earnings available to common stockholders	$(706)	$13	$4,696

Weighted-average shares and dilutive shares outstanding	31,961	31,849	31,745

Net (loss) earnings per common share — diluted	$(0.02)	$—	$0.15

There were no options outstanding during 2014, 2013 or 2012 and we paid no dividends in 2014 or 2013.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $580,000, $682,000 and $793,000 as general and administrative expenses for the years ended December 31, 2014, 2013 and 2012, respectively.  We recorded income tax benefits of $51,000, $69,000 and $59,000 for the years ended December 31, 2014, 2013 and 2012, respectively, related to our restricted stock awards.

Use of estimates—The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the reported amounts of assets and liabilities, disclosures about contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates and assumptions are based on our best estimates and judgment.  We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances.  We adjust such estimates and assumptions when facts and circumstances dictate.  Volatility in credit and equity markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ from these estimates.  Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Segment information—We account for operating segments based on those used for internal reporting to management.  We report information under a single gaming and entertainment segment.

Recent accounting pronouncements—In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Presentation of Financial Statements: Topic 205 and Property, Plant and Equipment: Topic 360 — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”).  ASU 2014-08 clarifies the definition of discontinued operations by limiting the discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results, requires expanded disclosures for discontinued operations, and requires disclosure of the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. As permitted, we adopted ASU 2014-08 for the year ended December 31, 2014; it did not have a material impact on our financial position, results of operation, or cash flows.

NOTE 4—Property and Equipment

Property and equipment consists of the following as of December 31:

	2014	2013
Land	$785,000	$785,000
Casino facility	76,990,000	76,990,000
Hotel facility	113,577,000	113,565,000
Harness racing facilities	10,983,000	10,983,000
General facilities	16,695,000	16,938,000
Furniture, fixtures and equipment	57,135,000	56,989,000
Construction in progress	123,000	110,000
	276,288,000	276,360,000
Less accumulated depreciation	(124,181,000)	(115,790,000)
	$152,107,000	$160,570,000

NOTE 5—Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2014	2013
Point loyalty program	$1,777,000	$1,930,000
Payroll and related items	1,989,000	2,059,000
Win due to Delaware State Lottery Office	2,124,000	4,610,000
Other	2,306,000	1,914,000
	$8,196,000	$10,513,000

NOTE 6—Credit Facility

On August 14, 2014, we modified our credit agreement with our bank group.  The credit facility was modified to:  extend the maturity date to September 30, 2015; provide the bank group with a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.; adjust the maximum borrowing limit to $55,000,000 as of August 14, 2014, to $50,000,000 as of December 31, 2014 and to $47,500,000 as of June 30, 2015; and modify the required maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) and the minimum consolidated earnings before interest, taxes, depreciation and amortization requirement.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (300 basis points at December 31, 2014) depending on the leverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2014, there was $39,010,000 outstanding at a weighted average interest rate of 3.17% and $10,990,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at December 31, 2014 and we expect to be in compliance with the financial covenants and all other covenants for all measurement periods through September 30, 2015, the expiration date of the facility.

The credit facility is classified as a current liability as of December 31, 2014 in our consolidated balance sheets as the facility expires on September 30, 2015.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.  The report from our independent registered public accountants, KPMG LLP, dated March 6, 2015, includes an explanatory paragraph related to our ability to continue as a going concern.

Effective January 15, 2009, we entered into an interest rate swap agreement that effectively converted $35,000,000 of our then variable-rate debt to a fixed-rate basis, thereby hedging against the impact of potential interest rate changes on future interest expense.  The agreement terminated on April 17, 2012.

NOTE 7—Income Taxes

The current and deferred income tax benefit (expense) is as follows:

	Years ended December 31,
	2014	2013	2012
Current:
Federal	$(503,000)	$(616,000)	$(3,034,000)
State	(182,000)	(286,000)	(943,000)
	(685,000)	(902,000)	(3,977,000)
Deferred:
Federal	623,000	331,000	174,000
State	100,000	188,000	144,000
	723,000	519,000	318,000
Total income tax benefit (expense)	$38,000	$(383,000)	$(3,659,000)

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2014	2013	2012
Federal tax at statutory rate	(34.0)%	34.0%	34.0%
State taxes, net of federal benefit	3.7%	8.7%	5.8%
Non-deductible stock based compensation	24.8%	52.7%	3.1%
Other	0.4%	1.3%	0.3%
Effective income tax rate	(5.1)%	96.7%	43.2%

The components of deferred income tax assets and liabilities are as follows as of December 31:

	2014	2013
Deferred income tax assets:
Point loyalty program	$706,000	$767,000
Accrued expenses	4,209,000	1,890,000
Net operating loss carry-forwards	46,000	—
Other	417,000	516,000
Total deferred income tax assets	5,378,000	3,173,000
Valuation allowance	(53,000)	—
Net deferred income tax assets	5,325,000	3,173,000

Deferred income tax liabilities:
Depreciation — property and equipment	(3,678,000)	(4,630,000)
Total deferred income tax liabilities	(3,678,000)	(4,630,000)
Net deferred income tax assets (liabilities)	$1,647,000	$(1,457,000)

Amounts recognized in the consolidated balance sheet:
Current deferred income tax assets	$1,243,000	$1,268,000
Noncurrent deferred income tax assets	404,000	—
Noncurrent deferred income tax liabilities	—	(2,725,000)
	$1,647,000	$(1,457,000)

We recognize interest expense and penalties on uncertain income tax positions as a component of interest expense.  No interest expense or penalties were recorded for uncertain income tax matters in 2014, 2013 or 2012.  As of December 31, 2014 and 2013, we had no liabilities for uncertain income tax matters.

NOTE 8—Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan. The assets for the excess plan aggregate $289,000 and $269,000 as of December 31, 2014 and 2013, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 10 — Fair Value Measurements).

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

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$17,333,000	$19,667,000
Interest cost	915,000	819,000
Actuarial loss (gain)	5,933,000	(2,771,000)
Benefits paid	(394,000)	(379,000)
Other	—	(3,000)
Benefit obligation at end of year	23,787,000	17,333,000

Change in plan assets:
Fair value of plan assets at beginning of year	13,869,000	12,558,000
Actual gain on plan assets	1,040,000	1,690,000
Employer contribution	140,000	—
Benefits paid	(394,000)	(379,000)
Fair value of plan assets at end of year	14,655,000	13,869,000

Unfunded status	$(9,132,000)	$(3,464,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2014	2013
Accrued benefit cost	$(276,000)	$(224,000)
Liability for pension benefits	(8,856,000)	(3,240,000)
	$(9,132,000)	$(3,464,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic (benefit) cost at December 31 are as follows:

	2014	2013
Net actuarial loss, pre-tax	$7,848,000	$1,895,000

The change in the funded status and accumulated other comprehensive loss is primarily a result of implementing a new set of mortality tables issued by the Society of Actuaries in October 2014 and lower discount rates.

The accumulated benefit obligation for all defined benefit pension plans was $23,787,000 and $17,333,000, respectively, as of December 31, 2014 and 2013.

The components of net periodic pension benefit for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Interest cost	$915,000	$819,000	$852,000
Expected return on plan assets	(1,092,000)	(988,000)	(912,000)
Recognized net actuarial loss	32,000	82,000	57,000
	$(145,000)	$(87,000)	$(3,000)

For the year ending December 31, 2015, we expect to recognize the following amounts as components of net periodic (benefit) cost which are included in accumulated comprehensive loss as of December 31, 2014:

Actuarial loss	$148,000

The principal assumptions used to determine the net periodic pension benefit for the years ended December 31, 2014, 2013 and 2012, and the actuarial value of the benefit obligation at December 31, 2014 and 2013 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2014	2013	2012	2014	2013
Weighted-average discount rate	5.1%	4.4%	5.1%	4.1%	5.1%
Weighted-average rate of compensation increase	n/a	n/a	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%	n/a	n/a

The weighted-average discount rates were determined by matching estimated benefit cash flows to a yield curve derived from long-term, high-quality corporate bond curves.

For 2014, we assumed a long-term rate of return on plan assets of 8.0%.  In developing the 8.0% expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

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

The fair values of our pension assets as of December 31, 2014 by asset category are as follows (refer to NOTE 10 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stock	$1,484,000	$1,484,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	3,027,000	3,027,000	—	—
Equity-mid cap	1,363,000	1,363,000	—	—
Equity-small cap	294,000	294,000	—	—
Equity-international	1,854,000	1,854,000	—	—
Fixed income	5,472,000	5,472,000	—	—
Real estate	795,000	795,000	—	—
Money market	366,000	366,000	—	—
Total mutual funds/ETFs	13,171,000	13,171,000	—	—
Grand total	$14,655,000	$14,655,000	$—	$—

The fair values of our pension assets as of December 31, 2013 by asset category are as follows (refer to NOTE 10 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stock	$1,391,000	$1,391,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	2,801,000	2,801,000	—	—
Equity-mid cap	1,276,000	1,276,000	—	—
Equity-small cap	321,000	321,000	—	—
Equity-international	1,924,000	1,924,000	—	—
Fixed income	5,037,000	5,037,000	—	—
Real estate	627,000	627,000	—	—
Money market	492,000	492,000	—	—
Total mutual funds/ETFs	12,478,000	12,478,000	—	—
Grand total	$13,869,000	$13,869,000	$—	$—

We expect to contribute approximately $425,000 to our pension plans in 2015.

Estimated future benefit payments are as follows:

2015	$908,000
2016	$782,000
2017	$702,000
2018	$761,000
2019	$786,000
2020-2024	$4,790,000

Effective December 1, 2012, we created a new non-elective, non-qualified supplemental executive retirement plan (“SERP”) in connection with the freezing of our pension plan.  Its purpose is to provide deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During 2014, 2013 and 2012, we recorded expenses of $126,000, $120,000 and $100,000, respectively, related to the SERP.  During 2014, 2013 and 2012, we contributed $115,000, $107,000 and $0 to the plan, respectively.  The liability for pension benefits was $124,000 and $113,000 as of December 31, 2014 and 2013, respectively.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $829,000, $809,000 and $887,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 9—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$1,576	$1,660	$3,464	$108,090	$(2,284)
Net earnings	—	—	—	4,807	—
Dividends paid, $0.11 per share	—	—	—	(3,575)	—
Issuance of nonvested stock awards, net of forfeitures	19	—	(19)	—	—
Stock-based compensation	—	—	793	—	—
Unrealized gain on interest rate swap, net of income tax expense of $64	—	—	—	—	83
Change in net actuarial loss and prior service cost, net of income tax benefit of $699	—	—	—	—	(1,059)
Unrealized gain on available-for-sale securities, net of income tax expense of $8	—	—	—	—	12
Repurchase and retirement of common stock	(5)	—	(102)	—	—
Balance at December 31, 2012	1,590	1,660	4,136	109,322	(3,248)
Net earnings	—	—	—	13	—
Issuance of nonvested stock awards, net of forfeitures	17	—	(17)	—	—
Stock-based compensation	—	—	682	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $1,413	—	—	—	—	2,142
Unrealized gain on available-for-sale securities, net of income tax expense of $8	—	—	—	—	11
Conversion of Class A common stock to common stock	173	(173)	—	—	—
Repurchase and retirement of common stock	(6)	—	(138)	—	—
Balance at December 31, 2013	1,774	1,487	4,663	109,335	(1,095)
Net loss	—	—	—	(706)	—
Issuance of nonvested stock awards, net of forfeitures	21	—	(21)	—	—
Stock-based compensation	—	—	580	—	—
Change in net actuarial loss and prior service cost, net of income tax benefit of $2,365	—	—	—	—	(3,588)
Unrealized gain on available-for-sale securities, net of income tax expense of $2	—	—	—	—	3
Repurchase and retirement of common stock	(7)	—	(97)	—	—
Balance at December 31, 2014	$1,788	$1,487	$5,125	$108,629	$(4,680)

As of December 31, 2014 and 2013, accumulated other comprehensive loss consists of the following:

	2014	2013
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $3,137,000 and $772,000, respectively	$(4,711,000)	$(1,123,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $22,000 and $20,000, respectively	31,000	28,000
Accumulated other comprehensive loss	$(4,680,000)	$(1,095,000)

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

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2014 or 2013.  At December 31, 2014, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

During the years ended December 31, 2014, 2013 and 2012, we purchased and retired 66,829, 61,869 and 49,590 shares of our outstanding common stock for $104,000, $144,000 and $107,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 211,000 and 205,500 stock awards under this plan during 2014 and 2013, respectively.  As of December 31, 2014, there were 563,975 shares available for granting options or stock awards.

Nonvested restricted stock activity for the year ended December 31, 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	757,900	$3.10
Granted	211,000	$1.52
Vested	(179,400)	$4.16
Nonvested at December 31, 2014	789,500	$2.44

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter.  The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 based on the weighted average grant date fair value was $745,000, $913,000 and $986,000, respectively.  The grant-date fair value of restricted stock awards granted during the years ended December 31, 2014, 2013 and 2012 was $1.52, $2.32 and $2.14, respectively.  We recorded, within general and administrative expenses, compensation expense of $580,000, $682,000 and $793,000 related to restricted stock awards for the years ended December 31, 2014, 2013 and 2012, respectively.  As of December 31, 2014, there was $930,000 of total deferred compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 3.4 years.

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2014 and 2013:

	Total	Level 1	Level 2	Level 3
2014:
Available-for-sale securities	$289,000	$289,000	$—	$—

2013:
Available-for-sale securities	$269,000	$269,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

We previously had an interest rate swap agreement effectively converting a portion of the outstanding borrowings under our revolving credit agreement to a fixed-rate, thereby hedging against the impact of potential interest rate changes on future interest expense.  The interest rate swap expired in April 2012.  We recognized $83,000, net of income taxes, in unrealized gains on our interest rate swap during 2012.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At December 31, 2014 and 2013, there was $39,010,000 and $47,040,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 6 — Credit Facility and therefore we believe approximate fair value.

NOTE 11—Related Party Transactions

During the years ended December 31, 2014, 2013 and 2012, we allocated costs of $1,910,000, $1,854,000 and $1,865,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $240,000, $220,000 and $217,000, respectively, to us for the years ended December 31, 2014, 2013 and 2012.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2014, 2013 and 2012 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $689,000, $801,000 and $804,000, respectively.  Additionally, DVD invoiced us $184,000, $294,000 and $381,000, respectively, for tickets, display space, their commission for suite catering and other services at DVD’s 2014, 2013 and 2012 NASCAR event weekends at Dover International Speedway.  As of December 31, 2014 and 2013, respectively, our consolidated balance sheet included a $22,000 receivable from and $4,000 payable to DVD for the aforementioned items.  We settled these items in January of 2015 and 2014.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in our control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $9,000,000 to $11,300,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed.  We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,100,000 and $3,400,000 and these amounts have been included in the maximum contingent liability disclosed above.  This maximum tax gross up assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered.  Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants.  The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax.  We are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

NOTE 13—Quarterly Results (unaudited)

	March 31	June 30	September 30	December 31
Year Ended December 31, 2014
Revenues	$45,477,000	$46,206,000	$47,988,000	$45,711,000
Operating (loss) earnings	$(961,000)	$841,000	$1,426,000	$(363,000)
Net (loss) earnings	$(1,053,000)	$164,000	$699,000	$(516,000)
Net (loss) earnings per share-basic	$(0.03)	$0.01	$0.02	$(0.02)
Net (loss) earnings per share-diluted	$(0.03)	$0.01	$0.02	$(0.02)

Year Ended December 31, 2013
Revenues	$50,518,000	$50,048,000	$50,073,000	$46,592,000
Operating earnings (loss)	$273,000	$1,247,000	$829,000	$(201,000)
Net (loss) earnings	$(283,000)	$491,000	$223,000	$(418,000)
Net (loss) earnings per share-basic	$(0.01)	$0.02	$0.01	$(0.01)
Net (loss) earnings per share-diluted	$(0.01)	$0.02	$0.01	$(0.01)

Our quarterly operating results are affected by weather and the general economic conditions in the United States.  Additionally, given our high level of fixed operating costs, fluctuations in our business volume can lead to variations in quarterly operating results.

Per share data amounts for the quarters have each been calculated separately.  Accordingly, quarterly amounts may not add to the annual amounts due to differences in the weighted-average common shares outstanding during each period.