Form 10-Q
period 2015-03-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2015-05-01
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 27, 2015, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	17,990,997 shares
Class A Common Stock -	14,870,673 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Gaming	$38,776	$39,782
Other operating	5,562	5,695
	44,338	45,477
Expenses:
Gaming	36,762	38,354
Other operating	3,887	4,396
General and administrative	1,496	1,393
Depreciation	2,152	2,295
	44,297	46,438

Operating earnings (loss)	41	(961)

Interest expense	(348)	(460)

Loss before income taxes	(307)	(1,421)

Income tax (expense) benefit	(45)	368

Net loss	(352)	(1,053)

Change in pension net actuarial loss and prior service cost, net of income taxes	23	1

Unrealized gain on available-for-sale securities, net of income taxes	4	2

Comprehensive loss	$(325)	$(1,050)

Net loss per common share:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash	$11,782	$10,079
Accounts receivable	4,454	3,838
Due from State of Delaware	2,655	7,258
Inventories	1,643	1,783
Prepaid expenses and other	2,209	2,324
Receivable from Dover Motorsports, Inc.	11	22
Income taxes receivable	—	6
Deferred income taxes	1,284	1,243
Total current assets	24,038	26,553

Property and equipment, net	150,427	152,107
Other assets	725	752
Deferred income taxes	376	404
Total assets	$175,566	$179,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,396	$3,975
Purses due horsemen	1,977	6,917
Accrued liabilities	10,633	8,196
Income taxes payable	71	—
Deferred revenue	592	389
Revolving line of credit	38,000	39,010
Total current liabilities	54,669	58,487

Liability for pension benefits	8,833	8,980
Total liabilities	63,502	67,467

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 17,990,997 and 17,880,650, respectively	1,799	1,788
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,870,673 and 14,870,673, respectively	1,487	1,487
Additional paid-in capital	5,154	5,125
Retained earnings	108,277	108,629
Accumulated other comprehensive loss	(4,653)	(4,680)
Total stockholders’ equity	112,064	112,349
Total liabilities and stockholders’ equity	$175,566	$179,816

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(352)	$(1,053)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,152	2,295
Amortization of credit facility origination fees	27	48
Stock-based compensation	105	162
Deferred income taxes	(31)	14
Changes in assets and liabilities:
Accounts receivable	(616)	(459)
Due from State of Delaware	4,603	5,327
Inventories	140	196
Prepaid expenses and other	121	187
Receivable from/payable to Dover Motorsports, Inc.	11	(4)
Accounts payable	(579)	(437)
Purses due horsemen	(4,940)	(5,779)
Accrued liabilities	2,437	(51)
Income taxes payable/receivable	78	(383)
Deferred revenue	203	(36)
Liability for pension benefits	(109)	(141)
Net cash provided by (used in) operating activities	3,250	(114)

Investing activities:
Capital expenditures	(472)	(210)
Net cash used in investing activities	(472)	(210)

Financing activities:
Borrowings from revolving line of credit	14,820	25,690
Repayments of revolving line of credit	(15,830)	(27,730)
Repurchase of common stock	(65)	(104)
Net cash used in financing activities	(1,075)	(2,144)

Net increase (decrease) in cash	1,703	(2,468)
Cash, beginning of period	10,079	12,950
Cash, end of period	$11,782	$10,482

Supplemental information:
Interest paid	$332	$433

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 6, 2015.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In recent years, the mid-Atlantic region has witnessed an unprecedented expansion in gaming venues and gaming offerings.  This is having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 62% of our Capital Club® member gaming win comes from out of state patrons.

In July 2013, the State enacted a bond and capital improvements bill which appropriated $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise pay for the period July 1, 2013 to June 30, 2014.  The State used $875,000 of the amount appropriated to offset increases in our vendor costs, of which $350,000 related to the first quarter of 2014.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the Delaware legislature approved the vendor cost sharing recommendation on a permanent basis.  The State estimates this will provide $9,900,000 to be used toward vendor costs for the three Delaware video lottery agents for the fiscal year July 1, 2014 to June 30, 2015.  This is being allocated among the three video lottery agents based on their relative portion of industry-wide slot revenues.  For the first three months of 2015, our video lottery vendor costs were reduced by approximately $950,000 as a result of the cost sharing arrangement.  The recommendations to reduce the State’s share of gross table game revenues and eliminate the table game license fee were not part of the legislation that was passed.

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

The Delaware legislature is in session until the end of June 2015 and then does not reconvene until the following January.  Since Delaware has a fiscal year that ends June 30, it is likely that any legislation will not be effective until July 1, 2015.  Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to take other actions in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games and internet gaming.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $125,542,000 and $124,181,000 as of March 31, 2015 and December 31, 2014, respectively.

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

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $1,774,000 and $1,777,000, respectively, at March 31, 2015 and December 31, 2014, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,211,000 and $4,470,000 for the three months ended March 31, 2015 and 2014, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of operations.

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

Advertising costs—The cost of general advertising is charged to operations as incurred.  Advertising expenses were $526,000 and $548,000 for the three months ended March 31, 2015 and 2014, respectively.

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

	Three Months Ended March 31,
	2015	2014
Net loss per common share — basic:
Net loss	$(352)	$(1,053)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(352)	$(1,053)

Weighted-average shares outstanding	32,083	31,959

Net loss per common share — basic	$(0.01)	$(0.03)

Net loss per common share — diluted:
Net loss	$(352)	$(1,053)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(352)	$(1,053)

Weighted-average shares and dilutive shares outstanding	32,083	31,959

Net loss per common share — diluted	$(0.01)	$(0.03)

There were no options outstanding and we paid no dividends during the three months ended March 31, 2015 or 2014.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $105,000 and $162,000 as general and administrative expenses for the three months ended March 31, 2015 and 2014, respectively.  We recorded income tax expense of $129,000 and $119,000 for the three months ended March 31, 2015 and 2014, respectively, related to our restricted stock awards.

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

NOTE 4 — Credit Facility

On August 14, 2014, we modified our credit agreement with our bank group.  The credit facility was modified to:  extend the maturity date to September 30, 2015; provide the bank group with a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.; adjust the maximum borrowing limit to $55,000,000 as of August 14, 2014, to $50,000,000 as of December 31, 2014 and to $47,500,000 as of June 30, 2015; and modify the required maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) and the minimum consolidated earnings before interest, taxes, depreciation and amortization requirement.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (300 basis points at March 31, 2015) depending on the leverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2015, there was $38,000,000 outstanding at a weighted average interest rate of 3.18% and $12,000,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at March 31, 2015 and we expect to be in compliance with the financial covenants and all other covenants for all measurement periods through September 30, 2015, the expiration date of the facility.

The credit facility is classified as a current liability as of March 31, 2015 in our consolidated balance sheets as the facility expires on September 30, 2015.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 — Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  Participants as of July 31, 2011 continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan. The assets for the excess plan aggregate $296,000 and $289,000 as of March 31, 2015 and December 31, 2014, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2015	2014
Interest cost	$240,000	$217,000
Expected return on plan assets	(290,000)	(276,000)
Recognized net actuarial loss	37,000	2,000
	$(13,000)	$(57,000)

We expect to contribute $425,000 to our defined benefit pension plans during 2015.  We did not contribute to our defined benefit pension plans during the three months ended March 31, 2015 or 2014.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During the three months ended March 31, 2015 and 2014, we recorded expenses of $30,000 and $30,000, respectively, related to the SERP.  During the three months ended March 31, 2015 and 2014, we contributed $126,000 and $115,000 to the plan, respectively.  The liability for pension benefits was $28,000 and $124,000 as of March 31, 2015 and December 31, 2014, respectively.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $230,000 and $195,000 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$1,788	$1,487	$5,125	$108,629	$(4,680)
Net loss	—	—	—	(352)	—
Issuance of nonvested stock awards, net of forfeitures	18	—	(18)	—	—
Stock-based compensation	—	—	105	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $15	—	—	—	—	23
Unrealized gain on available-for-sale securities, net of income tax expense of $2	—	—	—	—	4
Repurchase and retirement of common stock	(7)	—	(58)	—	—
Balance at March 31, 2015	$1,799	$1,487	$5,154	$108,277	$(4,653)

As of March 31, 2015 and December 31, 2014, accumulated other comprehensive loss consists of the following:

	March 31, 2015	December 31, 2014
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $3,122,000 and $3,137,000, respectively	$(4,688,000)	$(4,711,000)
Accumulated unrealized gain on available- for-sale securities, net of income tax expense of $24,000 and $22,000, respectively	35,000	31,000
Accumulated other comprehensive loss	$(4,653,000)	$(4,680,000)

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.  See NOTE 4 — Credit Facility.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first three months of 2015 or 2014.  At March 31, 2015, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 227,000 and 211,000 stock awards under this plan during the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, there were 1,412,787 shares available for granting options or stock awards.

During the three months ended March 31, 2015 and 2014, we purchased and retired 73,453 and 66,829 shares of our outstanding common stock for $65,000 and $104,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2015 and December 31, 2014:

	Total	Level 1	Level 2	Level 3
March 31, 2015
Available-for-sale securities	$296,000	$296,000	$—	$—

December 31, 2014
Available-for-sale securities	$289,000	$289,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At March 31, 2015 and December 31, 2014, there was $38,000,000 and $39,010,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.

NOTE 8 - Related Party Transactions

During the three months ended March 31, 2015 and 2014, we allocated costs of $445,000 and $466,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $87,000 and $61,000, respectively, to us for the three months ended March 31, 2015 and 2014.  The allocations were based on an analysis of each company’s share of the costs.  Additionally, DVD invoiced us $36,000 and $5,000, during the three months ended March 31, 2015 and 2014, respectively for tickets to DVD’s spring NASCAR event weekend at Dover International Speedway.  As of March 31, 2015 and December 31, 2014, our consolidated balance sheets included an $11,000 and $22,000 receivable from DVD, respectively, for the aforementioned items.  These items were settled in April 2015 and January of 2015, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

Prior to our spin-off from DVD in 2002, both companies shared certain real property in Dover, Delaware.  At the time of the spin-off, some of this real property was transferred to us to ensure that the real property holdings of each company was aligned with its past uses and future business needs.  During our harness racing season, we have historically used the 5/8-mile harness racing track that is located on DVD’s property and is on the inside of its one-

mile motorsports superspeedway.  In order to continue this historic use, DVD granted a perpetual easement to the harness track to us at the time of the spin-off.  This perpetual easement allows us to have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The easement requires that we maintain the harness track but does not require the payment of any rent.

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

Approximately 87% of our revenue is gaming revenue.  Several factors contribute to the win for any gaming company, including, but not limited to:

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

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

Gaming revenues decreased by $1,006,000, or 2.5%, to $38,776,000 in the first quarter of 2015 primarily as a result of lower win from slot machine play.  We believe that attendance at our facility continues to be negatively impacted from the overall increased competition in regional gaming markets.

Other operating revenues were $5,562,000 in the first quarter of 2015 as compared to $5,695,000 in the first quarter of 2014.  Rooms revenue increased $83,000 to $1,235,000 in the first quarter of 2015 as compared to $1,152,000 in the first quarter of 2014 due primarily to higher sales to our casino customers and convention sales.  Food and beverage revenues decreased $197,000 to $3,534,000 in the first quarter of 2015 from $3,731,000 in the first quarter of 2014 due primarily to the closing of an offsite food and beverage outlet in January 2015.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,211,000 and $4,470,000 in the first quarter of 2015 and 2014, respectively.

Gaming expenses decreased by $1,592,000, or 4.2%, primarily from lower gaming taxes as a result of the lower gaming revenues and the reduction in our video lottery vendor costs from legislation that became effective on July 1, 2014.   Marketing and other expenses were also lower in the first quarter of 2015.

Other operating expenses decreased to $3,887,000 in the first quarter of 2015 from $4,396,000 in the first quarter of 2014 due primarily to the closing of an offsite food and beverage outlet and lower expenses in many of our other food and beverage outlets.

General and administrative expenses increased to $1,496,000 in the first quarter of 2015 as compared to $1,393,000 in the first quarter of 2014 due primarily to employee separation costs and higher legal fees.

Depreciation expense decreased to $2,152,000 in the first quarter of 2015 from $2,295,000 in the first quarter of 2014 as a result of certain assets becoming fully depreciated.

Interest expense decreased by $112,000 primarily due to lower outstanding borrowings in the first quarter of 2015.

Our effective income tax rate was (14.7%) in the first quarter of 2015 as compared to 25.9% in the first quarter of 2014.  The rates were impacted by the non-deductible portion of the restricted stock awards that vested during the first quarter of 2015 and 2014 and also our lower pre-tax loss in 2015.

Liquidity and Capital Resources

Net cash provided by operating activities was $3,250,000 in the first quarter of 2015 compared to net cash used in operating activities of $114,000 in the first quarter of 2014.  The improvement was primarily due to higher earnings before depreciation and the timing of payments to the Delaware State Lottery Office for its portion of the slot win.

Net cash used in investing activities was $472,000 in the first quarter of 2015 compared to $210,000 in the first quarter of 2014 and was solely related to capital improvements in both periods.  Capital expenditures in the first quarter of 2015 and 2014 related primarily to information systems and facility and equipment upgrades.

Net cash used in financing activities was $1,075,000 in the first quarter of 2015 compared to $2,144,000 in the first quarter of 2014.  During the first quarter of 2015, we had net repayments of $1,010,000 on our credit facility compared to $2,040,000 during the first quarter of 2014.  We repurchased and retired $65,000 and $104,000 of our outstanding common stock during the first quarter of 2015 and 2014, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first quarter of 2015 or 2014.  At March 31, 2015, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $1,500,000 to $2,000,000 during the remainder of 2015.  Additionally, we expect to contribute approximately $425,000 to our pension plans during the remainder of 2015.

On August 14, 2014, we modified our credit agreement with our bank group.  The credit facility was modified to:  extend the maturity date to September 30, 2015; provide the bank group with a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.; adjust the maximum borrowing limit to $55,000,000 as of August 14, 2014, to $50,000,000 as of December 31, 2014 and to $47,500,000 as of June 30, 2015; and modify the required maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”) and the minimum consolidated earnings before interest, taxes, depreciation and amortization requirement.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (300 basis points at March 31, 2015) depending on the leverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2015, there was $38,000,000 outstanding at a weighted average interest rate of 3.18% and $12,000,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at March 31, 2015 and we expect to be in compliance with the financial covenants and all other covenants for all measurement periods through September 30, 2015, the expiration date of the facility.

The credit facility is classified as a current liability as of March 31, 2015 in our consolidated balance sheets as the facility expires on September 30, 2015.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance or extend the maturity of our outstanding credit facility prior to its expiration on September 30, 2015.

In recent years, the mid-Atlantic region has witnessed an unprecedented expansion in gaming venues and gaming offerings.  These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 62% of our Capital Club® member gaming win comes from out-of-state patrons.

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

In July 2013, the State enacted a bond and capital improvements bill which appropriated $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise pay for the period July 1, 2013 to June 30, 2014.  The State used $875,000 of the amount appropriated to offset increases in our vendor costs, of which $350,000 related to the first quarter of 2014.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the Delaware legislature approved the vendor cost sharing recommendation on a permanent basis.  The State estimates this will provide $9,900,000 to be used toward vendor costs for the three Delaware video lottery agents for the fiscal year July 1, 2014 to June 30, 2015.  This is being allocated among the three video lottery agents based on their relative portion of industry-wide slot revenues.  For the first three months of 2015, our video lottery vendor costs were reduced by approximately $950,000 as a result of the cost sharing arrangement.  The recommendations to reduce the State’s share of gross table game revenues and eliminate the table game license fee were not part of the legislation that was passed.

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

The Delaware legislature is in session until the end of June 2015 and then does not reconvene until the following January.  Since Delaware has a fiscal year that ends June 30, it is likely that any legislation will not be effective until July 1, 2015.  Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to take other actions in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games and internet gaming.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

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

Contractual Obligations

At March 31, 2015, we had the following contractual obligations:

		Payments Due by Period
	Total	2015	2016 — 2017	2018 — 2019	Thereafter
Revolving line of credit(a)	$38,000,000	$38,000,000	$—	$—	$—
Estimated interest payments on revolving line of credit(b)	603,000	603,000	—	—	—
Pension contributions	425,000	425,000	—	—	—
	$39,028,000	$39,028,000	$—	$—	$—

(a) Our current credit facility expires on September 30, 2015.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2015 and current interest rates.

Related Party Transactions

See NOTE 8 — Related Party Transactions to our consolidated financial statements included elsewhere in this document for a full description of related party transactions.

Critical Accounting Policies

For a summary of our critical accounting policies and the means by which we develop estimates thereon, see “Part II - Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in our 2014 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2014 Annual Report on Form 10-K.

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the three months ended March 31, 2015, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We Have a Significant Amount of Indebtedness

As of March 31, 2015, we had total outstanding long-term debt of $38,000,000 under our credit facility.  The facility is classified as a current liability as of March 31, 2015 in our consolidated balance sheets as the facility expires on September 30, 2015.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  This indebtedness and any future increases in our outstanding borrowings or decreases in our results of operations could:

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

In recent years, the mid-Atlantic region has witnessed an unprecedented expansion in gaming venues and gaming offerings and many analysts believe that the market is showing signs of saturation, in part due to the fact that new gaming venues often result in a substantial loss of business to existing locations.  This is having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 62% of our Capital Club® member gaming win comes from out of state patrons.

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

The Delaware legislature is in session until the end of June 2015 and then does not reconvene until the following January.  Since Delaware has a fiscal year that ends June 30, it is likely that any legislation will not be effective until July 1, 2015.  Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to take other actions in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games and internet gaming.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first quarter of 2015.  At March 31, 2015, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Downs Gaming & Entertainment, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014; (ii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	May 1, 2015	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer, Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)