Form 10-Q
period 2015-06-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2015-07-31
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of July 27, 2015, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	17,990,997 shares
Class A Common Stock -	14,870,673 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Gaming	$38,058	$39,284	$76,834	$79,066
Other operating	7,243	6,922	12,805	12,617
	45,301	46,206	89,639	91,683
Expenses:
Gaming	35,874	37,012	72,636	75,366
Other operating	4,519	4,657	8,406	9,053
General and administrative	1,338	1,423	2,834	2,816
Depreciation	2,171	2,273	4,323	4,568
	43,902	45,365	88,199	91,803

Operating earnings (loss)	1,399	841	1,440	(120)

Interest expense	(330)	(440)	(678)	(900)

Earnings (loss) before income taxes	1,069	401	762	(1,020)

Income tax (expense) benefit	(438)	(237)	(483)	131

Net earnings (loss)	631	164	279	(889)

Change in pension net actuarial loss and prior service cost, net of income taxes	22	1	45	2

Unrealized (loss) gain on available-for-sale securities, net of income taxes	(2)	4	2	6

Comprehensive income (loss)	$651	$169	$326	$(881)

Net earnings (loss) per common share:
Basic	$0.02	$0.01	$0.01	$(0.03)
Diluted	$0.02	$0.01	$0.01	$(0.03)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$11,224	$10,079
Accounts receivable	3,361	3,838
Due from State of Delaware	4,618	7,258
Inventories	1,846	1,783
Prepaid expenses and other	3,074	2,324
Receivable from Dover Motorsports, Inc.	22	22
Income taxes receivable	—	6
Deferred income taxes	1,284	1,243
Total current assets	25,429	26,553

Property and equipment, net	148,699	152,107
Other assets	683	752
Deferred income taxes	658	404
Total assets	$175,469	$179,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,771	$3,975
Purses due horsemen	4,621	6,917
Accrued liabilities	9,733	8,196
Income taxes payable	231	—
Deferred revenue	666	389
Revolving line of credit	34,900	39,010
Total current liabilities	53,922	58,487

Liability for pension benefits	8,742	8,980
Total liabilities	62,664	67,467

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 17,990,997 and 17,880,650, respectively	1,799	1,788
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,870,673 and 14,870,673, respectively	1,487	1,487
Additional paid-in capital	5,244	5,125
Retained earnings	108,908	108,629
Accumulated other comprehensive loss	(4,633)	(4,680)
Total stockholders’ equity	112,805	112,349
Total liabilities and stockholders’ equity	$175,469	$179,816

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net earnings (loss)	$279	$(889)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	4,323	4,568
Amortization of credit facility origination fees	54	91
Stock-based compensation	195	301
Deferred income taxes	(325)	(163)
Changes in assets and liabilities:
Accounts receivable	477	476
Due from State of Delaware	2,640	3,740
Inventories	(63)	138
Prepaid expenses and other	(730)	(987)
Receivable from/payable to Dover Motorsports, Inc.	—	(43)
Accounts payable	(204)	(1,562)
Purses due horsemen	(2,296)	(3,448)
Accrued liabilities	1,537	(505)
Income taxes payable/receivable	236	5
Deferred revenue	277	(137)
Liability for pension benefits	(163)	(214)
Net cash provided by operating activities	6,237	1,371

Investing activities:
Capital expenditures	(915)	(521)
Purchase of available-for-sale securities	(3)	(15)
Proceeds from sale of available-for-sale securities	1	14
Net cash used in investing activities	(917)	(522)

Financing activities:
Borrowings from revolving line of credit	36,450	58,510
Repayments of revolving line of credit	(40,560)	(61,840)
Repurchase of common stock	(65)	(104)
Net cash used in financing activities	(4,175)	(3,434)

Net increase (decrease) in cash	1,145	(2,585)
Cash, beginning of period	10,079	12,950
Cash, end of period	$11,224	$10,365

Supplemental information:
Interest paid	$645	$837
Income tax payments	$572	$26

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 6, 2015.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  This is having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 62% of our Capital Club® member gaming win comes from out of state patrons.

In July 2013, the State enacted a bond and capital improvements bill which appropriated $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise pay for the period July 1, 2013 to June 30, 2014.  The State used $875,000 of the amount appropriated to offset increases in our vendor costs, of which $350,000 and $525,000 related to the first and second quarters of 2014, respectively.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the Delaware legislature approved the vendor cost sharing recommendation on a permanent basis.  For the three and six-month periods ended June 30, 2015, our video lottery vendor costs were reduced by approximately $975,000 and $1,925,000, respectively, as a result of the cost sharing arrangement.  The recommendations to reduce the State’s share of gross table game revenues and eliminate the table game license fee were not part of the legislation that was passed.

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

The Delaware legislature ended its fiscal 2015 session at the end of June 2015 without enacting any of the commission’s recommendations.   The legislature will reconvene in January 2016.  Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to take other actions in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games and internet gaming.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $127,664,000 and $124,181,000 as of June 30, 2015 and December 31, 2014, respectively.

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

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $1,760,000 and $1,777,000, respectively, at June 30, 2015 and December 31, 2014, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,083,000 and $8,294,000, and $4,603,000 and $9,073,000 for the three and six-month periods ended June 30, 2015 and 2014, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of operations.

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

Advertising costs—The cost of general advertising is charged to operations as incurred.  Advertising expenses were $536,000 and $1,062,000, and $494,000 and $1,042,000 for the three and six-month periods ended June 30, 2015 and 2014, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings (loss) per common share — basic and diluted:
Net earnings (loss)	$631	$164	$279	$(889)
Allocation to nonvested restricted stock awards	15	4	7	—
Net earnings (loss) available to common stockholders	$616	$160	$272	$(889)

Weighted-average shares outstanding — basic and diluted	32,086	31,962	32,084	31,961

Net earnings (loss) per common share — basic and diluted	$0.02	$0.01	$0.01	$(0.03)

There were no options outstanding and we paid no dividends during the three and six-month periods ended June 30, 2015 or 2014.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $90,000 and $195,000, and $139,000 and $301,000 as general and administrative expenses for the three and six-month periods ended June 30, 2015 and 2014, respectively.  We recorded income tax benefit (expense) of $36,000 and ($93,000), and $57,000 and ($62,000) for the three and six-month periods ended June 30, 2015 and 2014, respectively, related to our restricted stock awards.

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

NOTE 4 — Credit Facility

At June 30, 2015, we had a $47,500,000 credit agreement with our bank group.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (275 basis points at June 30, 2015) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.  The credit agreement contains certain covenants including a minimum consolidated earnings before interest, taxes, depreciation and amortization requirement, a maximum leverage ratio requirement and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2015, there was $34,900,000 outstanding at a weighted average interest rate of 2.94% and $12,600,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at June 30, 2015.

The credit facility is classified as a current liability as of June 30, 2015 in our consolidated balance sheets as the facility expires on September 30, 2015.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 — Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  Participants as of July 31, 2011 continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan. The assets for the excess plan aggregate $293,000 and $289,000 as of June 30, 2015 and December 31, 2014, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest cost	$239,000	$217,000	$479,000	$434,000
Expected return on plan assets	(291,000)	(275,000)	(581,000)	(551,000)
Recognized net actuarial loss	38,000	1,000	75,000	3,000
	$(14,000)	$(57,000)	$(27,000)	$(114,000)

We contributed $70,000 to our defined benefit pension plans during the three and six-month periods ended June 30, 2015.  We expect to contribute $425,000 to our defined benefit pension plans during 2015.  We contributed $45,000 to our defined benefit pension plans during the three and six-month periods ended June 30, 2014.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During the three and six-month periods ended June 30, 2015 and 2014, we recorded expenses of $30,000 and $60,000, and $30,000 and $60,000, respectively, related to the SERP.  During the three and six-month periods ended June 30, 2015 and 2014, we contributed $0 and $126,000, and $0 and $115,000 to the plan, respectively.  The liability for pension benefits was $58,000 and $124,000 as of June 30, 2015 and December 31, 2014, respectively.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $198,000 and $428,000, and $197,000 and $392,000 for the three and six-month periods ended June 30, 2015 and 2014, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$1,788	$1,487	$5,125	$108,629	$(4,680)
Net earnings	—	—	—	279	—
Issuance of nonvested stock awards, net of forfeitures	18	—	(18)	—	—
Stock-based compensation	—	—	195	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $30	—	—	—	—	45
Unrealized gain on available-for-sale securities, net of income tax expense of $1	—	—	—	—	2
Repurchase and retirement of common stock	(7)	—	(58)	—	—
Balance at June 30, 2015	$1,799	$1,487	$5,244	$108,908	$(4,633)

As of June 30, 2015 and December 31, 2014, accumulated other comprehensive loss consists of the following:

	June 30, 2015	December 31, 2014
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $3,107,000 and $3,137,000, respectively	$(4,666,000)	$(4,711,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $23,000 and $22,000, respectively	33,000	31,000
Accumulated other comprehensive loss	$(4,633,000)	$(4,680,000)

On July 22, 2015, we were notified by the New York Stock Exchange (“NYSE”) that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE.  Under NYSE rules, we have six months following receipt of the notification, subject to possible extension, to regain compliance with the minimum share price requirement or be subject to delisting.  We will monitor the price for our common stock and will consider available options to resolve the deficiency and regain compliance with the NYSE listing standards.  If we are not able to regain compliance, our stock will be delisted from trading on the NYSE.  This would result in the need to find another market on which our stock can be listed or cause our stock to cease trading on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.  See NOTE 4 — Credit Facility.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first six months of 2015 or 2014.  At June 30, 2015, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 227,000 and 211,000 stock awards under this plan during the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, there were 1,412,787 shares available for granting options or stock awards.

During the six months ended June 30, 2015 and 2014, we purchased and retired 73,453 and 66,829 shares of our outstanding common stock for $65,000 and $104,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of June 30, 2015 and December 31, 2014:

	Total	Level 1	Level 2	Level 3
June 30, 2015
Available-for-sale securities	$293,000	$293,000	$—	$—

December 31, 2014
Available-for-sale securities	$289,000	$289,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At June 30, 2015 and December 31, 2014, there was $34,900,000 and $39,010,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.

NOTE 8 - Related Party Transactions

During the three and six-month periods ended June 30, 2015 and 2014, we allocated costs of $501,000 and $946,000, and $526,000 and $992,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $42,000 and $129,000, and $98,000 and $159,000, respectively, to us for the three and six-month periods ended June 30, 2015 and 2014.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2015 and 2014 spring NASCAR event weekends at Dover

International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $422,000 and $340,000, respectively.  Additionally, DVD invoiced us $75,000 and $111,000, and $94,000 and $99,000, during the three and six-month periods ended June 30, 2015 and 2014, respectively for tickets to DVD’s spring NASCAR event weekend at Dover International Speedway.  As of June 30, 2015 and December 31, 2014, our consolidated balance sheets included a $22,000 receivable from DVD for the aforementioned items.  These items were settled in July 2015 and January of 2015, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Gaming revenues decreased by $1,226,000, or 3.1%, to $38,058,000 in the second quarter of 2015 primarily as a result of a lower table game hold percentage and lower table game and slot machine play.  We believe that attendance at our facility continues to be negatively impacted from the overall increased competition in regional gaming markets.

Other operating revenues were $7,243,000 in the second quarter of 2015 as compared to $6,922,000 in the second quarter of 2014.  Rooms revenue increased $247,000 to $2,152,000 in the second quarter of 2015 as compared to $1,905,000 in the second quarter of 2014 due primarily to higher convention sales and sales to our casino customers.  Food and beverage revenues decreased $271,000 to $3,840,000 in the second quarter of 2015 from $4,111,000 in the second quarter of 2014 due primarily to the closing of an offsite food and beverage outlet in January 2015.  During the second quarter of 2015, we recognized revenue of $269,000 in connection with the termination and settlement of a lease related to retail space at our facility.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,083,000 and $4,603,000 in the second quarter of 2015 and 2014, respectively.

Gaming expenses decreased by $1,138,000, or 3.1%, primarily from lower gaming taxes as a result of the lower gaming revenues and the reduction in our portion of video lottery vendor costs from legislation that became effective on July 1, 2014.   Marketing and other expenses were also lower in the second quarter of 2015.

Other operating expenses decreased to $4,519,000 in the second quarter of 2015 from $4,657,000 in the second quarter of 2014 due primarily to the closing of an offsite food and beverage outlet and lower expenses in many of our other food and beverage outlets.  These decreases were partially offset by higher expenses in our rooms department as a result of the higher rooms revenue.

General and administrative expenses decreased to $1,338,000 in the second quarter of 2015 as compared to $1,423,000 in the second quarter of 2014.

Depreciation expense decreased to $2,171,000 in the second quarter of 2015 from $2,273,000 in the second quarter of 2014 as a result of certain assets becoming fully depreciated.

Interest expense decreased by $110,000 primarily due to lower outstanding borrowings and to a lesser extent a lower average interest rate in the second quarter of 2015.

Our effective income tax rate was 41.0% in the second quarter of 2015 as compared to 59.1% in the second quarter of 2014.  The high rate in the second quarter of 2014 was the result of a change in our projected pre-tax earnings for 2014 due to the financial relief for the casino industry enacted by the Delaware legislature which was effective July 1, 2014.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Gaming revenues decreased by $2,232,000, or 2.8%, to $76,834,000 in the first six months of 2015 primarily as a result of lower slot machine and table game play and a lower table game hold percentage.  We believe that attendance at our facility continues to be negatively impacted from the overall increased competition in regional gaming markets.

Other operating revenues were $12,805,000 in the first six months of 2015 as compared to $12,617,000 in the first six months of 2014.  Rooms revenue increased $330,000 to $3,387,000 in the first six months of 2015 as compared to $3,057,000 in the first six months of 2014 due primarily to higher convention sales and sales to our casino customers.  Food and beverage revenues decreased $468,000 to $7,374,000 in the first six months of 2015 from $7,842,000 in the first six months of 2014 due primarily to the closing of an offsite food and beverage outlet in January 2015.  During the second quarter of 2015, we recognized revenue of $269,000 in connection with the termination and settlement of a lease related to retail space at our facility.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $8,294,000 and $9,073,000 in the first six months of 2015 and 2014, respectively.

Gaming expenses decreased by $2,730,000, or 3.6%, primarily from lower gaming taxes as a result of the lower gaming revenues and the reduction in our portion of video lottery vendor costs from legislation that became effective on July 1, 2014.   Marketing and other expenses were also lower in the first six months of 2015.

Other operating expenses decreased to $8,406,000 in the first six months of 2015 from $9,053,000 in the first six months of 2014 due primarily to the closing of an offsite food and beverage outlet and lower expenses in many of our other food and beverage outlets.  These decreases were partially offset by higher expenses in our rooms department as a result of the higher rooms revenue.

General and administrative expenses were consistent at $2,834,000 in the first six months of 2015 as compared to $2,816,000 in the first six months of 2014.

Depreciation expense decreased to $4,323,000 in the first six months of 2015 from $4,568,000 in the first six months of 2014 as a result of certain assets becoming fully depreciated.

Interest expense decreased by $222,000 primarily due to lower outstanding borrowings in the first six months of 2015.

Our effective income tax rate was 63.4% in the first six months of 2015 as compared to 12.8% in the first six months of 2014.  The rates were impacted by the non-deductible portion of the restricted stock awards that vested during the first quarter of 2015 and 2014 and also our higher pre-tax earnings in 2015.

Liquidity and Capital Resources

Net cash provided by operating activities was $6,237,000 in the first six months of 2015 compared to $1,371,000 in the first six months of 2014.  The improvement was primarily due to the timing of payments to the Delaware State Lottery Office for its portion of the slot win, the timing of payments to vendors and higher earnings before depreciation.

Net cash used in investing activities was $917,000 in the first six months of 2015 compared to $522,000 in the first six months of 2014 and was primarily related to capital improvements in both periods.  Capital expenditures in the first six months of 2015 and 2014 related primarily to information systems and facility and equipment upgrades.

Net cash used in financing activities was $4,175,000 in the first six months of 2015 compared to $3,434,000 in the first six months of 2014.  During the first six months of 2015, we had net repayments of $4,110,000 on our credit facility compared to $3,330,000 during the first six months of 2014.  We repurchased and retired $65,000 and $104,000 of our outstanding common stock during the first six months of 2015 and 2014, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first six months of 2015 or 2014.  At June 30, 2015, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $750,000 to $1,000,000 during the remainder of 2015.  Additionally, we expect to contribute approximately $355,000 to our pension plans during the remainder of 2015.

At June 30, 2015, we had a $47,500,000 credit agreement with our bank group.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (275 basis points at June 30, 2015) depending on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”).  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.  The credit agreement contains certain covenants including a minimum consolidated earnings before interest, taxes, depreciation and amortization requirement,  a maximum leverage ratio requirement and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2015, there was $34,900,000 outstanding at a weighted average interest rate of 2.94% and $12,600,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at June 30, 2015.

The credit facility is classified as a current liability as of June 30, 2015 in our consolidated balance sheets as the facility expires on September 30, 2015.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance or extend the maturity of our outstanding credit facility prior to its expiration on September 30, 2015.

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 62% of our Capital Club® member gaming win comes from out-of-state patrons.

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

The Act also eliminated the gaming license fee and restructured the table game license fee currently paid by video lottery agents to incentivize agents to make capital expenditures, spend on marketing and promotions, and make debt service payments.  In June 2012, we paid a $2,241,000 table game license fee, which was for the period July 1, 2012 to June 30, 2013.  This fee decreased to $1,017,000 for the period July 1, 2013 to June 30, 2014 and was paid in June 2013.  The fee increased slightly to $1,071,000 for the period July 1, 2014 to June 30, 2015 and was paid in June 2014.  For the period July 1, 2015 to June 30, 2016, the fee decreased slightly to $1,037,000 and was paid in June 2015.

In July 2013, the State enacted a bond and capital improvements bill which appropriated $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise pay for the period July 1, 2013 to June 30, 2014.  The State used $875,000 of the amount appropriated to offset increases in our vendor costs, of which $350,000 and $525,000 related to the first and second quarters of 2014, respectively.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the Delaware legislature approved the vendor cost sharing recommendation on a permanent basis.  For the three and six-month periods ended June 30, 2015, our video lottery vendor costs were reduced by approximately $975,000 and $1,925,000, respectively, as a result of the cost sharing arrangement.  The recommendations to reduce the State’s share of gross table game revenues and eliminate the table game license fee were not part of the legislation that was passed.

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

The Delaware legislature ended its fiscal 2015 session at the end of June 2015 without enacting any of the commission’s recommendations.   The legislature will reconvene in January 2016.  Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to take other actions in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games and internet gaming.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

Contractual Obligations

At June 30, 2015, we had the following contractual obligations:

		Payments Due by Period
	Total	2015	2016 – 2017	2018 – 2019	Thereafter
Revolving line of credit(a)	$34,900,000	$34,900,000	$—	$—	$—
Estimated interest payments on revolving line of credit(b)	256,000	256,000	—	—	—
Pension contributions	355,000	355,000	—	—	—
	$35,511,000	$35,511,000	$—	$—	$—

(a) Our current credit facility expires on September 30, 2015.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of June 30, 2015 and current interest rates through the expiration date.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the three months ended June 30, 2015, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We Have a Significant Amount of Indebtedness

As of June 30, 2015, we had total outstanding long-term debt of $34,900,000 under our credit facility.  The facility is classified as a current liability as of June 30, 2015 in our consolidated balance sheets as the facility expires on September 30, 2015.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  This indebtedness and any future increases in our outstanding borrowings or decreases in our results of operations could:

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

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings and many analysts believe that the market is showing signs of saturation, in part due to the fact that new gaming venues often result in a substantial loss of business to existing locations.  This is having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 62% of our Capital Club® member gaming win comes from out of state patrons.

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

The Delaware legislature ended its fiscal 2015 session at the end of June 2015 without enacting any of the commission’s recommendations.   The legislature will reconvene in January 2016.  Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to take other actions in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games and internet gaming.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

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

We May Not Be Able To Maintain Our Listing With The NYSE

On July 22, 2015, we were notified by the New York Stock Exchange (“NYSE”) that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE under the NYSE Listed Company Manual.

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

On July 23, 2015, we notified the NYSE of our intent to cure this price deficiency.  We will monitor the price for our common stock and will consider available options to resolve the deficiency and regain compliance with the NYSE listing standards.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first six months of 2015.  At June 30, 2015, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Downs Gaming & Entertainment, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014; (ii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	July 31, 2015	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)