Form 10-Q
period 2015-09-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2015-11-05
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -                            17,990,997 shares

Class A Common Stock -              14,870,673 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Gaming	$42,012	$41,349	$118,846	$120,415
Other operating	5,184	6,639	17,989	19,256
	47,196	47,988	136,835	139,671
Expenses:
Gaming	39,068	38,260	111,704	113,626
Other operating	3,551	4,638	11,957	13,691
General and administrative	1,331	1,468	4,165	4,284
Depreciation	2,030	2,196	6,353	6,764
	45,980	46,562	134,179	138,365

Operating earnings	1,216	1,426	2,656	1,306

Interest expense	(259)	(412)	(937)	(1,312)

Earnings (loss) before income taxes	957	1,014	1,719	(6)

Income tax expense	(131)	(315)	(614)	(184)

Net earnings (loss)	826	699	1,105	(190)

Change in pension net actuarial loss and prior service cost, net of income taxes	21	1	66	3

Unrealized (loss) gain on available-for-sale securities, net of income taxes	(9)	(5)	(7)	1

Comprehensive income (loss)	$838	$695	$1,164	$(186)

Net earnings (loss) per common share:
Basic	$0.03	$0.02	$0.03	$(0.01)
Diluted	$0.03	$0.02	$0.03	$(0.01)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$8,787	$10,079
Accounts receivable	2,793	3,838
Due from State of Delaware	8,758	7,258
Inventories	1,935	1,783
Prepaid expenses and other	3,632	2,324
Receivable from Dover Motorsports, Inc.	11	22
Income taxes receivable	162	6
Deferred income taxes	1,395	1,243
Total current assets	27,473	26,553

Property and equipment, net	146,873	152,107
Other assets	711	752
Deferred income taxes	732	404
Total assets	$175,789	$179,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,301	$3,975
Purses due horsemen	8,761	6,917
Accrued liabilities	7,398	8,196
Deferred revenue	501	389
Revolving line of credit	33,660	39,010
Total current liabilities	53,621	58,487

Liability for pension benefits	8,435	8,980
Total liabilities	62,056	67,467

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 17,990,997 and 17,880,650, respectively	1,799	1,788
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,870,673 and 14,870,673, respectively	1,487	1,487
Additional paid-in capital	5,334	5,125
Retained earnings	109,734	108,629
Accumulated other comprehensive loss	(4,621)	(4,680)
Total stockholders’ equity	113,733	112,349
Total liabilities and stockholders’ equity	$175,789	$179,816

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net earnings (loss)	$1,105	$(190)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	6,353	6,764
Amortization of credit facility origination fees	85	106
Stock-based compensation	285	441
Deferred income taxes	(571)	(435)
Changes in assets and liabilities:
Accounts receivable	1,045	748
Due from State of Delaware	(1,500)	(343)
Inventories	(152)	25
Prepaid expenses and other	(1,269)	(934)
Receivable from/payable to Dover Motorsports, Inc.	11	(33)
Income taxes receivable/payable	(104)	443
Accounts payable	(674)	(1,393)
Purses due horsemen	1,844	629
Accrued liabilities	(798)	39
Deferred revenue	112	(13)
Liability for pension benefits	(435)	(335)
Net cash provided by operating activities	5,337	5,519

Investing activities:
Capital expenditures	(1,118)	(640)
Purchase of available-for-sale securities	(8)	(28)
Proceeds from sale of available-for-sale securities	5	26
Net cash used in investing activities	(1,121)	(642)

Financing activities:
Borrowings from revolving line of credit	46,130	81,470
Repayments of revolving line of credit	(51,480)	(88,010)
Repurchase of common stock	(65)	(104)
Credit facility fees	(93)	(108)
Net cash used in financing activities	(5,508)	(6,752)

Net decrease in cash	(1,292)	(1,875)
Cash, beginning of period	10,079	12,950
Cash, end of period	$8,787	$11,075

Supplemental information:
Interest paid	$906	$1,226
Income tax payments	$1,290	$175

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 6, 2015.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  This is having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 65% of our Capital Club® member gaming win comes from out of state patrons.

In July 2013, the State enacted a bond and capital improvements bill which appropriated $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise pay for the period July 1, 2013 to June 30, 2014.  The State used $875,000 of the amount appropriated to offset increases in our vendor costs, of which $350,000 and $525,000 related to the first and second quarters of 2014, respectively.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the Delaware legislature approved the vendor cost sharing recommendation on a permanent basis.  For the three and nine-month periods ended September 30, 2015, our video lottery vendor costs were reduced by approximately $1,044,000 and $2,969,000, respectively, as a result of the cost sharing arrangement.  For the three and nine-month periods ended September 30, 2014, our video lottery vendor costs were reduced by approximately $1,000,000 as a result of the cost sharing arrangement.  The recommendations to reduce the State’s share of gross table game revenues and eliminate the table game license fee were not part of the legislation that was passed.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $129,693,000 and $124,181,000 as of September 30, 2015 and December 31, 2014, respectively.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years after 2011 remain open to examination for federal and state income tax purposes.

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $1,715,000 and $1,777,000, respectively, at September 30, 2015 and December 31, 2014, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $5,074,000 and $13,368,000, and $4,588,000 and $13,661,000 for the three and nine-month periods ended September 30, 2015 and 2014, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of operations.

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

Advertising costs—The cost of general advertising is charged to operations as incurred.  Advertising expenses were $625,000 and $1,687,000, and $663,000 and $1,705,000 for the three and nine-month periods ended September 30, 2015 and 2014, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net earnings (loss) per common share — basic and diluted:
Net earnings (loss)	$826	$699	$1,105	$(190)
Allocation to nonvested restricted stock awards	19	17	27	—
Net earnings (loss) available to common stockholders	$807	$682	$1,078	$(190)

Weighted-average shares outstanding — basic and diluted	32,086	31,962	32,085	31,961

Net earnings (loss) per common share — basic and diluted	$0.03	$0.02	$0.03	$(0.01)

There were no options outstanding and we paid no dividends during the three and nine-month periods ended September 30, 2015 or 2014.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $90,000 and $285,000, and $140,000 and $441,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2015 and 2014, respectively.  We recorded income tax benefit (expense) of $37,000 and ($56,000), and $56,000 and ($6,000) for the three and nine-month periods ended September 30, 2015 and 2014, respectively, related to our restricted stock awards.

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

NOTE 4 — Credit Facility

On September 14, 2015, we modified our credit agreement with our bank group.  The credit facility was modified to:  extend the maturity date to September 30, 2016; adjust the maximum borrowing limit to $45,000,000 as of September 14, 2015 and to $40,000,000 as of March 31, 2016 through the date of maturity; and modify the required maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), the minimum consolidated tangible net worth requirement and the minimum consolidated earnings before interest, taxes, depreciation and amortization requirement.  The credit agreement also contains a minimum fixed charge coverage ratio. Material adverse changes in our results of operations could impact our ability to satisfy these requirements. Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at September 30, 2015) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.    In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2015, there was $33,660,000 outstanding at a weighted average interest rate of 2.19% and $11,340,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at September 30, 2015 and we expect to be in compliance with the financial covenants and all other covenants for all measurement periods through September 30, 2016, the expiration date of the facility.

The credit facility is classified as a current liability as of September 30, 2015 in our consolidated balance sheets as the facility expires on September 30, 2016.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 — Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  Participants as of July 31, 2011 continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan. The assets for the excess plan aggregate $279,000 and $289,000 as of September 30, 2015 and December 31, 2014, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest cost	$235,000	$217,000	$714,000	$651,000
Expected return on plan assets	(289,000)	(276,000)	(870,000)	(827,000)
Recognized net actuarial loss	35,000	2,000	110,000	5,000
	$(19,000)	$(57,000)	$(46,000)	$(171,000)

We contributed $283,000 and $353,000 to our defined benefit pension plans during the three and nine-month periods ended September 30, 2015.  We do not expect to make any further contributions to our defined benefit pension plans during the remainder of 2015.  We contributed $95,000 and $140,000 to our defined benefit pension plans during the three and nine-month periods ended September 30, 2014, respectively.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During the three and nine-month periods ended September 30, 2015 and 2014, we recorded expenses of $30,000 and $90,000, and $30,000 and $90,000, respectively, related to the SERP.  During the three and nine-month periods ended September 30, 2015 and 2014, we contributed $0 and $126,000, and $0 and $115,000 to the plan, respectively.  The liability for SERP benefits was $88,000 and $124,000 as of September 30, 2015 and December 31, 2014, respectively.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $230,000 and $658,000, and $223,000 and $615,000 for the three and nine-month periods ended September 30, 2015 and 2014, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$1,788	$1,487	$5,125	$108,629	$(4,680)
Net earnings	—	—	—	1,105	—
Issuance of nonvested stock awards, net of forfeitures	18	—	(18)	—	—
Stock-based compensation	—	—	285	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $44	—	—	—	—	66
Unrealized loss on available-for-sale securities, net of income tax benefit of $5	—	—	—	—	(7)
Repurchase and retirement of common stock	(7)	—	(58)	—	—
Balance at September 30, 2015	$1,799	$1,487	$5,334	$109,734	$(4,621)

As of September 30, 2015 and December 31, 2014, accumulated other comprehensive loss consists of the following:

	September 30, 2015	December 31, 2014
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $3,093,000 and $3,137,000, respectively	$(4,645,000)	$(4,711,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $17,000 and $22,000, respectively	24,000	31,000
Accumulated other comprehensive loss	$(4,621,000)	$(4,680,000)

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.  See NOTE 4 — Credit Facility.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first nine months of 2015 or 2014.  At September 30, 2015, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 227,000 and 211,000 stock awards under this plan during the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, there were 1,412,787 shares available for granting options or stock awards.

During the nine months ended September 30, 2015 and 2014, we purchased and retired 73,453 and 66,829 shares of our outstanding common stock for $65,000 and $104,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of September 30, 2015 and December 31, 2014:

	Total	Level 1	Level 2	Level 3
September 30, 2015
Available-for-sale securities	$279,000	$279,000	$—	$—

December 31, 2014
Available-for-sale securities	$289,000	$289,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At September 30, 2015 and December 31, 2014, there was $33,660,000 and $39,010,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.

NOTE 8 - Related Party Transactions

During the three and nine-month periods ended September 30, 2015 and 2014, we allocated costs of $453,000 and $1,399,000, and $473,000 and $1,465,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $39,000 and $168,000, and $35,000 and $194,000, respectively, to us for the three and nine-month periods ended September 30, 2015 and 2014.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2015 and 2014 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $4,000 and $426,000, and $353,000 and $693,000 during the three and nine-month periods ended September 30, 2015 and 2014, respectively.  Additionally, DVD invoiced us $8,000 and $119,000, and $94,000 and $193,000, during the three and nine-month periods ended September 30, 2015 and 2014, respectively for tickets to DVD’s NASCAR event weekends at Dover International Speedway.  As a result of a schedule change by NASCAR, Dover International Speedway’s fall NASCAR race weekend was held in the third quarter of 2014 but was held in the fourth quarter of 2015.  As of September 30, 2015 and December 31, 2014, our consolidated balance sheets included an $11,000 and $22,000 receivable from DVD for the aforementioned items.  These items were settled in October 2015 and January of 2015, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

Gaming revenues increased by $663,000, or 1.6%, to $42,012,000 in the third quarter of 2015 primarily as a result of higher slot machine play.  The increase was primarily due to our targeted marketing efforts using our player database.

Other operating revenues were $5,184,000 in the third quarter of 2015 as compared to $6,639,000 in the third quarter of 2014.  Rooms revenue decreased $560,000 to $1,296,000 in the third quarter of 2015 as compared to $1,856,000 in the third quarter of 2014 due primarily to lower convention sales and the timing of Dover International Speedway’s fall NASCAR race weekend which was held in the third quarter of 2014 but was held in the fourth quarter of 2015.  Food and beverage revenues decreased $1,276,000 to $2,671,000 in the third quarter of 2015 from $3,947,000 in the third quarter of 2014 due primarily to lower banquet sales, the timing of Dover International Speedway’s fall NASCAR race weekend, and the closing of an offsite food and beverage outlet in January 2015.  This was partially offset by the fact that we held more live concert events in the third quarter of 2015 as compared to the same period in the prior year.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $5,074,000 and $4,588,000 in the third quarter of 2015 and 2014, respectively.

Gaming expenses increased by $808,000, or 2.1%, from higher gaming taxes as a result of the higher gaming revenues and higher marketing expenses in the third quarter of 2015.

Other operating expenses decreased to $3,551,000 in the third quarter of 2015 from $4,638,000 in the third quarter of 2014 due to the lower other operating revenues.

General and administrative expenses decreased to $1,331,000 in the third quarter of 2015 as compared to $1,468,000 in the third quarter of 2014 due primarily to lower employee wage and benefit costs and lower professional fees.

Depreciation expense decreased to $2,030,000 in the third quarter of 2015 from $2,196,000 in the third quarter of 2014 as a result of certain assets becoming fully depreciated.

Interest expense decreased by $153,000 due to a lower average interest rate and lower outstanding borrowings in the third quarter of 2015.

Our effective income tax rate was 13.7% in the third quarter of 2015 as compared to 31.1% in the third quarter of 2014.  The lower effective rate in the third quarter of 2015 resulted from a discrete item relating to a federal income tax credit for payroll taxes incurred on customer tips paid to our employees.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

Gaming revenues decreased by $1,569,000, or 1.3%, to $118,846,000 in the first nine months of 2015 primarily as a result of a lower table game hold percentage, and lower commissions from wagering on harness races.  We believe that our revenues continue to be negatively impacted from the overall increased competition in regional gaming markets.

Other operating revenues were $17,989,000 in the first nine months of 2015 as compared to $19,256,000 in the first nine months of 2014.  Rooms revenue decreased $230,000 to $4,683,000 in the first nine months of 2015 as compared to $4,913,000 in the first nine months of 2014 due primarily to the aforementioned timing of Dover International Speedway’s fall NASCAR race weekend and lower convention sales.  Food and beverage revenues decreased $1,744,000 to $10,045,000 in the first nine months of 2015 from $11,789,000 in the first nine months of 2014 due primarily to the closing of an offsite food and beverage outlet in January 2015, lower banquet sales and the aforementioned timing of Dover International Speedway’s fall NASCAR race weekend.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $13,368,000 and $13,661,000 in the first nine months of 2015 and 2014, respectively.

Gaming expenses decreased by $1,922,000, or 1.7%, primarily from the reduction in our portion of video lottery vendor costs from legislation that became effective on July 1, 2014 and lower gaming taxes as a result of the lower gaming revenues.

Other operating expenses decreased to $11,957,000 in the first nine months of 2015 from $13,691,000 in the first nine months of 2014 due to the lower other operating revenues.

General and administrative expenses decreased slightly to $4,165,000 in the first nine months of 2015 as compared to $4,284,000 in the first nine months of 2014.

Depreciation expense decreased to $6,353,000 in the first nine months of 2015 from $6,764,000 in the first nine months of 2014 as a result of certain assets becoming fully depreciated.

Interest expense decreased by $375,000 primarily due to a lower average interest rate and lower outstanding borrowings in the first nine months of 2015.

Our effective income tax rate in the first nine months of 2014 was high as a result of the impact the non-deductible portion of the restricted stock awards that vested during the first quarter of 2014 had on our pre-tax loss.

Liquidity and Capital Resources

Net cash provided by operating activities was $5,337,000 in the first nine months of 2015 compared to $5,519,000 in the first nine months of 2014.  The decrease was primarily due to the higher income tax payments in the first nine months of 2015, partially offset by higher earnings before depreciation.

Net cash used in investing activities was $1,121,000 in the first nine months of 2015 compared to $642,000 in the first nine months of 2014 and was primarily related to capital improvements in both periods.  Capital expenditures in the first nine months of 2015 and 2014 related primarily to information systems and facility and equipment upgrades.

Net cash used in financing activities was $5,508,000 in the first nine months of 2015 compared to $6,752,000 in the first nine months of 2014.  During the first nine months of 2015, we had net repayments of $5,350,000 on our credit facility compared to $6,540,000 during the first nine months of 2014.  We repurchased and retired $65,000 and $104,000 of our outstanding common stock during the first nine months of 2015 and 2014, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.  As a result of amending our credit agreement in September 2015 and August 2014, we paid $93,000 and $108,000 in bank fees, respectively.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first nine months of 2015 or 2014.  At September 30, 2015, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $250,000 to $500,000 during the remainder of 2015.  We do not expect to make any further contributions to our defined benefit pension plans during the remainder of 2015.

On September 14, 2015, we modified our credit agreement with our bank group.  The credit facility was modified to:  extend the maturity date to September 30, 2016; adjust the maximum borrowing limit to $45,000,000 as of September 14, 2015 and to $40,000,000 as of March 31, 2016 through the date of maturity; and modify the required maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), the minimum consolidated tangible net worth requirement and the minimum consolidated earnings before interest, taxes, depreciation and amortization requirement.  The credit agreement also contains a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at September 30, 2015) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.    In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2015, there was $33,660,000 outstanding at a weighted average interest rate of 2.19% and $11,340,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at September 30, 2015 and we expect to be in compliance with the financial covenants and all other covenants for all measurement periods through September 30, 2016, the expiration date of the facility.

The credit facility is classified as a current liability as of September 30, 2015 in our consolidated balance sheets as the facility expires on September 30, 2016.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance or extend the maturity of our outstanding credit facility prior to its expiration on September 30, 2016.

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 65% of our Capital Club® member gaming win comes from out-of-state patrons.

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

The Act also eliminated the gaming license fee and restructured the table game license fee currently paid by video lottery agents to incentivize agents to make capital expenditures, spend on marketing and promotions, and make debt service payments.  In June 2012, we paid a $2,241,000 table game license fee, which was for the period July 1, 2012 to June 30, 2013.  This fee decreased to $1,017,000 for the period July 1, 2013 to June 30, 2014 and has remained between $1,000,000 and $1,100,000 for each subsequent period.

In July 2013, the State enacted a bond and capital improvements bill which appropriated $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise pay for the period July 1, 2013 to June 30, 2014.  The State used $875,000 of the amount appropriated to offset increases in our vendor costs, of which $350,000 and $525,000 related to the first and second quarters of 2014, respectively.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the Delaware legislature approved the vendor cost sharing recommendation on a permanent basis.  For the three and nine-month periods ended September 30, 2015, our video lottery vendor costs were reduced by approximately $1,044,000 and $2,969,000, respectively, as a result of the cost sharing arrangement.  For the three and nine-month periods ended September 30, 2014, our video lottery vendor costs were reduced by approximately $1,000,000 as a result of the cost sharing arrangement.  The recommendations to reduce the State’s share of gross table game revenues and eliminate the table game license fee were not part of the legislation that was passed.

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

Contractual Obligations

At September 30, 2015, we had the following contractual obligations:

		Payments Due by Period
	Total	2015	2016 – 2017	2018 – 2019	Thereafter
Revolving line of credit(a)	$33,660,000	$—	$33,660,000	$—	$—
Estimated interest payments on revolving line of credit(b)	738,000	184,000	554,000	—	—
	$34,398,000	$184,000	$34,214,000	$—	$—

(a) Our current credit facility expires on September 30, 2016.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2015 and current interest rates through the expiration date.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the three months ended September 30, 2015, or that are not yet effective, that have significance, or potential significance, to our consolidated financial statements.

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

Based on their evaluation as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We Have a Significant Amount of Indebtedness

As of September 30, 2015, we had total outstanding long-term debt of $33,660,000 under our credit facility.  The facility is classified as a current liability as of September 30, 2015 in our consolidated balance sheets as the facility expires on September 30, 2016.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  This indebtedness and any future increases in our outstanding borrowings or decreases in our results of operations could:

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

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings and many analysts believe that the market is showing signs of saturation, in part due to the fact that new gaming venues often result in a substantial loss of business to existing locations.  This is having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 65% of our Capital Club® member gaming win comes from out of state patrons.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first nine months of 2015.  At September 30, 2015, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Downs Gaming & Entertainment, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014; (ii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	November 5, 2015	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer, Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)