Form 10-K
period 2015-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2016-03-04
CIK 1162556

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No☒

The aggregate market value of common stock held by non-affiliates of the registrant was $16,128,502 as of June 30, 2015 (the last day of our most recently completed second quarter).

As of February 26, 2016, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,143,942 shares
Class A Common Stock -	14,870,673 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 27, 2016 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

Item 1.                                 Business

We are a premier gaming and entertainment resort destination whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets;

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

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis.  In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 47 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  This is having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 61% of our Capital Club® member gaming win comes from out of state patrons.

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

The Act also eliminated the gaming license fee and restructured the table game license fee paid by video lottery agents to incentivize agents to make capital expenditures, spend on marketing and promotions, and make debt service payments.  In June 2012, we paid a $2,241,000 table game license fee, which was for the period July 1, 2012 to June 30, 2013.  This fee decreased to $1,017,000 for the period July 1, 2013 to June 30, 2014 and has remained between $1,000,000 and $1,100,000 for each subsequent annual period.

In July 2013, the State enacted a bond and capital improvements bill which appropriated $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise pay for the period July 1, 2013 to June 30, 2014.  The State used $875,000 of the amount appropriated to offset increases in our vendor costs.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The Commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the Delaware legislature approved the vendor cost sharing recommendation on a permanent basis.  Our video lottery vendor costs were reduced by approximately $3,909,000 and $1,950,000 during 2015 and 2014, respectively, as a result of the cost sharing arrangement.  The recommendations to reduce the State’s share of gross table game revenues and eliminate the table game license fee were not part of the legislation that was passed.

The Commission reconvened in September 2014 to consider previous and make further recommendations relative to the gaming industry.  The Commission’s findings and recommendations were released in January 2015 and included: increasing the State’s share of vendor costs associated with slot machines; eliminating the annual table game license fee; reducing the State’s share of table game win; and providing each video lottery agent a credit of up to 5% of video lottery proceeds to be used for marketing expenditures and a credit of up to 5% of video lottery proceeds to be used for capital expenditures.  Delaware State Senate Bill 30 was introduced in January 2015 in order to implement the Commission’s recommendations, but it was not released from the Senate Finance Committee for action.  In January 2016, Senate Bill 183 was introduced to phase in some of the Commission’s recommendations over the next four years and to authorize internet sports betting in Delaware, but it has not been acted upon to date.

Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to take other actions in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

Dover Downs Casino

Our casino opened in December 1995 with approximately 500 slot machines.  Due to its popularity, the casino has expanded six times since its opening.  The casino complex features 165,000 square-feet of space and houses approximately 2,300 slot machines at December 31, 2015.  We are open for business 24 hours per day, seven days per week.  Our facilities are open every day of the year, except Christmas and Easter, and we estimate that the facility was visited by approximately 1.9 million patrons in 2015.

Our slot machines range from our popular penny machines to $100 machines in the Premium Slots area and include some of the most popular games found in the country’s major gaming jurisdictions.

In January 2010, the Delaware legislature authorized table games at the facilities of the State’s three video lottery agents.  On June 25, 2010, we opened our table game operations with 40 tables including blackjack, craps and roulette tables.  Our poker room opened on July 14, 2010 with 12 poker tables.

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

We use sophisticated database marketing to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club®, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs.  Membership in this club currently stands at approximately 145,000 active patrons in one of three tiers — Capital Gold®, Capital Platinum® or Platinum Elite®.

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

Dover Downs Hotel

Our luxury hotel facility, the Dover Downs Hotel and Conference Center, is the largest hotel in the State of Delaware and connects to our casino.  The facility includes 500 rooms, including eleven luxury spa suites, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and a luxurious 6,000 square-foot full-service spa.  Our facility offers 35,000 square feet of conference space, the most of any hotel in Delaware.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, spa facilities, trade shows and conferences, we believe we are able to attract new patrons and lengthen the stay of current patrons and encourage visits from patrons who may have a more convenient gaming option.  In 2015, hotel occupancy averaged 84% and the hotel was awarded the AAA Four Diamond Award for the thirteenth consecutive year.

Dover Downs Raceway

Dover Downs Raceway has presented pari-mutuel harness racing events for 47 consecutive years.  Live harness races are conducted at Dover Downs Raceway from November until April and are simulcast to more than 300 tracks and other off-track betting locations across North America on each of our 106 scheduled live race dates.  During our harness racing season, we have historically used the 5/8-mile harness racing track that is located on DVD’s property and is on the inside of its one-mile motorsports superspeedway.  In order to continue this historic use, DVD granted a perpetual easement to the harness track to us at the time of the spin-off.  This perpetual easement allows us to have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The easement requires that we maintain the harness track but does not require the payment of any rent.  Additional amenities include the Winners Circle® Restaurant overlooking the horse racing track.

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

In harness racing, competing horses are harnessed to a two-wheeled sulky, which carries the driver.  Pari-mutuel wagering is pooled betting by which the wagering public, not the track, determines the odds and the payoff.  The track retains a commission, which is a percentage of the total amount wagered, or the “handle.”  Simulcasting is the transmission of live horse racing by television, cable or satellite signal from a race track to another facility with pari-mutuel wagering being conducted at the sending track and the receiving facility and a portion of the handle being shared by the sending track and receiving facility.

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

Control Over Equipment and Technology.  We do not own or lease the slot machines or computer systems used by the State in connection with our video lottery gaming operations.  The Lottery Director enters into contracts directly with the providers of the slot machines and computer systems and we are not a party to those negotiations.  The State purchases or leases all equipment and the Lottery Director licenses all technology providers and we share in the expense.  Similarly, but at no expense to us, the Lottery Director enters into contracts directly with internet service providers.  Our operations could be disrupted if a licensed technology provider violates its agreement with the State or ceases to be licensed for any reason.  Such an event would be outside of our control and could adversely affect our gaming revenues.

Harness Racing and Pari-Mutuel Wagering

Licensing Requirements.  Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission.  We hold a license from the Commission by which we are authorized to hold harness race meetings on our premises and to make, conduct and sell pools by the use of pari-mutuel machines or totalizators.  The license must be renewed on an annual basis.  The Commission may reject an application for a license for any cause which it deems sufficient and the action of the Commission is final.  The Commission may also suspend or revoke a license which it has issued and its action in that respect is final, subject to review, upon questions of law only, by the Superior Court of the County within which the license was granted.  The action of the Commission stands unless and until reversed by the Court.  We have received an annual license from the Commission for the past 47 consecutive years and management believes that our relationship with the Commission remains good.  However, there can be no assurances that we will continue to be licensed by the Commission in the future.

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

USTA.  Any license granted by the Commission may also be subject to such reasonable rules and regulations as may be prescribed from time to time by the United States Trotting Association (“USTA”).  The USTA sets various rules relating to the conduct of harness racing.  According to its Articles of Incorporation, the purposes of the USTA shall include the improvement of the breed of trotting and pacing horses, the establishment of rules regulating standards and the registration of such horses thereunder, the advancement and promotion of the interest of harness racing in the United States, the investigation, ascertainment and registration of the pedigrees of such horses, the regulation and government of the conduct of the sport of harness racing, the establishment of rules for the conduct thereof, not inconsistent with the laws of the various states, and the sanctioning of the holding of exhibitions of such horses and meetings for the racing thereof, the issuance of licenses to qualified persons to officiate at harness race meetings and exhibitions, the issuance of licenses to the owners of horses permitting the exhibition and racing of such horses and the qualification thereof, the issuance of licenses to drivers of horses participating in such races or exhibitions, and providing for the enforcement of the rules promulgated by the USTA, and providing for the fixing of penalties, fines, and the suspension or expulsion from membership, or privileges or for any other misconduct detrimental to the sport.

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

We compete in local and regional markets with casinos, horse tracks and racinos, off-track betting parlors, state run lotteries, internet gambling and other forms of gaming.  In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, collegiate and professional athletic events, television and movies, concerts and travel.  Many of our gaming competitors are in jurisdictions with a closer proximity to large population bases and with a lower tax burden.  As gambling opportunities in the region continue to proliferate, there can be no assurance that we will maintain our state or regional market share or be able to compete effectively with our competitors and this could adversely affect our business, financial condition and overall profitability.

The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, the proliferation of internet gaming or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  Delaware is surrounded by jurisdictions which permit slot machines and table games, such as Pennsylvania, New Jersey, Maryland and West Virginia.

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  This is having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 61% of our Capital Club® member gaming win comes from out of state patrons.

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

Within the State of Delaware, we face little direct live competition from the State’s other two tracks.  Harrington Raceway, a south central Delaware fairgrounds track, conducts harness horse racing periodically between April and October.  Delaware Park, a northern Delaware track, conducts thoroughbred horse racing from May through mid-October.  There is no overlap presently with our live race season from Harrington or Delaware Park.

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

Mission and Strategy

We offer a unique gaming and entertainment experience and make available to our patrons a number of different options: slot machine gaming, table game wagering, sports wagering, live harness horse racing, luxury hotel accommodations, fine dining, full service spa, national recording and entertainment acts, night club, retail shopping, trade shows and conferences, and simulcasting of thoroughbred and harness horse races from across North America.  Our mission is simple: to provide all of our customers a premier gaming and entertainment experience with a focus on unparalleled customer service.  We foster customer loyalty by following this mission, focus on our most valuable customers, improve the quality of our gaming positions, enhance our gaming products with additional entertainment offerings and create an exciting gaming environment while focusing on areas that we believe will increase our revenue and profitability.

We use a sophisticated database marketing program to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club, a players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs.  Membership in this club currently stands at approximately 145,000 active patrons.  We attempt to increase attendance at both our casino and hotel through effective promotional use of our database and by making improvements to our facilities and gaming offerings based on what we learn from our Capital Club members.  For example, we continually add the most popular machines, have added live table games, as well as multi-player electronic table games and other amenities requested by our customers.  We began offering internet gaming in the fourth quarter of 2013.

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

Employees

As of December 31, 2015, we had 1,407 employees, of which 823 were full-time.  We engage temporary personnel to assist during our live harness racing season.  None of our employees are party to a collective bargaining agreement and we believe that our relationship with our employees is good.

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

We Have a Significant Amount of Indebtedness

As of December 31, 2015, we had total outstanding long-term debt of $31,500,000 under our credit facility.  The facility is classified as a current liability as of December 31, 2015 in our consolidated balance sheets as the facility expires on September 30, 2016.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  This indebtedness and any future increases in our outstanding borrowings or decreases in our results of operations could:

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

Our Gaming Activities Compete Directly With Other Gaming Facilities And Other Entertainment Businesses

We compete in local and regional markets with casinos, horse tracks and racinos, off-track betting parlors, state run lotteries, internet gambling and other forms of gaming.  In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, collegiate and professional athletic events, television and movies, concerts and travel.  Many of our gaming competitors are in jurisdictions with a closer proximity to large population bases and with a lower tax burden.  As gambling opportunities in the region continue to proliferate, there can be no assurance that we will maintain our state or regional market share or be able to compete effectively with our competitors and this could adversely affect our business, financial condition and overall profitability.

The introduction or expansion of gaming in neighboring jurisdictions, particularly Maryland, Virginia, West Virginia, Washington, D.C., Pennsylvania or New Jersey, the proliferation of internet gaming or the legalization of additional gaming venues in Delaware, could have a material adverse effect on our cash flows and results of operations.  Delaware is surrounded by jurisdictions which permit slot machines and table games, such as Pennsylvania, New Jersey, Maryland and West Virginia.

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings and many analysts believe that the market is showing signs of saturation, in part due to the fact that new gaming venues often result in a substantial loss of business to existing locations.  This is having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 61% of our Capital Club® member gaming win comes from out of state patrons.

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

In July 2013, the Delaware legislature created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The Commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the legislature only enacted a vendor cost sharing recommendation and asked the Commission to reconvene to consider previous and make further recommendations relative to the gaming industry.  The Commission’s findings and recommendations were released in January 2015 and included: increasing the State’s share of vendor costs associated with slot machines; eliminating the annual table game license fee; reducing the State’s share of table game win; and providing each video lottery agent a credit of up to 5% of video lottery proceeds to be used for marketing expenditures and a credit of up to 5% of video lottery proceeds to be used for capital expenditures.  Delaware State Senate Bill 30 was introduced in January 2015 in order to implement the Commission’s recommendations, but it was not released from the Senate Finance Committee for action.  In January 2016, Senate Bill 183 was introduced to phase in some of the Commission’s recommendations over the next four years and to authorize internet sports betting in Delaware, but it has not been acted upon to date.

Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to take other actions in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

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

We Do Not Own Or Lease Our Slot Machines And Related Technology

We do not own or lease the slot machines or computer systems used by the State in connection with our video lottery gaming operations.  The Lottery Director enters into contracts directly with the providers of the slot machines and computer systems and we are not a party to those negotiations.  The State purchases or leases all equipment and the Lottery Director licenses all technology providers and we share in the expense.  Similarly, but at no expense to us, the Lottery Director contracts directly with service providers for internet gaming.  Our operations could be disrupted if a licensed technology provider violates its agreement with the State or ceases to be licensed for any reason.  Such an event would be outside of our control and could adversely affect our gaming revenues.

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

We May Not Be Able To Maintain Our Listing With The NYSE

On January 18, 2016, we were notified by the New York Stock Exchange (“NYSE”) that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE under the NYSE Listed Company Manual.

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

On January 19, 2016, we notified the NYSE of our intent to cure this price deficiency.  We will monitor the price for our common stock and will consider available options to resolve the deficiency and regain compliance with the NYSE listing standards.

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

Item 1B.        Unresolved Staff Comments

We have not received any written comments that were issued within 180 days before December 31, 2015, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.           Properties

We own our principal executive office located in Dover, Delaware and the Dover Downs Hotel & Casino.  The casino is a 165,000-square foot complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, and our Race & Sports Book operation.  The hotel is a 500 room AAA Four Diamond hotel with conference, banquet, ballroom and concert hall facilities.  We have a perpetual easement to Dover Downs Raceway — our harness racing track.  Our casino offers pari-mutuel wagering on live racing from this raceway and simulcast horse races.  The casino facility includes the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets, all of which are located at our entertainment complex situated on approximately 69 acres of owned land.

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

Part II

Item 5.                                 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “DDE.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 26, 2016, there were 18,143,942 shares of common stock and 14,870,673 shares of Class A common stock outstanding.  There were 589 holders of record for common stock and 17 holders of record for Class A common stock.

The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2015 and 2014 are detailed in the following table.

Quarter Ended:	High	Low	Dividends Declared
December 31, 2015	$1.17	$0.92	$—
September 30, 2015	$1.08	$0.88	$—
June 30, 2015	$1.20	$0.87	$—
March 31, 2015	$1.24	$0.80	$—

December 31, 2014	$1.16	$0.65	$—
September 30, 2014	$1.43	$0.95	$—
June 30, 2014	$1.57	$1.31	$—
March 31, 2014	$1.70	$1.45	$—

On January 18, 2016, we were notified by the New York Stock Exchange (“NYSE”) that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE.  Under NYSE rules, we have six months following receipt of the notification, subject to possible extension, to regain compliance with the minimum share price requirement or be subject to delisting.  We will monitor the price for our common stock and will consider available options to resolve the deficiency and regain compliance with the NYSE listing standards.  If we are not able to regain compliance, our stock will be delisted from trading on the NYSE.  This would result in the need to find another market on which our stock can be listed or cause our stock to cease trading on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2015.  At December 31, 2015, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

Dover Downs Gaming & Entertainment, Inc. is a premier gaming and entertainment resort destination whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets;

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

Approximately 86% of our revenue is gaming revenue.  Several factors contribute to the win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the market,

•                  The quantity and types of slot machines and table games available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels,

•                  Marketing programs, and

•                  General economic conditions.

Our entertainment complex is located in Dover, the capital of the State of Delaware.  We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive.  According to the 2010 United States Census, approximately 36.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, currently only the three existing horse racing facilities in the State are allowed to have a video lottery gaming license.  In recent years, additional gaming venues have opened in Maryland and Pennsylvania and more are expected to open.  These venues are having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Our property is similar to properties found in the country’s largest gaming markets.  Our luxury hotel is the only casino-hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our slot marketing system to allow for more efficient marketing programs and the highest levels of customer service.  Our facility offers approximately 35,000 square feet of conference space — the most space of any hotel in Delaware.

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

Year Ended December 31, 2015 vs. Year Ended December 31, 2014

Gaming revenues decreased by $2,469,000, or 1.5%, to $157,922,000 in 2015 primarily as a result of lower win from slot machine play, a lower table game hold percentage and lower commissions from wagering on harness races.  We believe that our revenues continue to be negatively impacted from the overall increased competition in regional gaming markets.

Other operating revenues were $25,024,000 in 2015 as compared to $24,991,000 in 2014.  Rooms revenue increased $136,000 to $6,280,000 in 2015 as compared to $6,144,000 in 2014.  Food and beverage revenues decreased $1,259,000 to $14,235,000 in 2015 from $15,494,000 in 2014 due primarily to the closing of an offsite food and beverage outlet in January 2015, lower banquet sales and lower revenues in other food and beverage outlets, partially offset by higher sales in our Festival Buffet.  During 2015, we terminated and settled a lease related to retail space at our facility and subsequently began operating the five existing retail outlets.  As a result, we recognized increased revenues of $788,000 in 2015.  Additionally, we held more live concerts and other events in 2015 as compared to 2014.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $18,003,000 and $18,241,000 in 2015 and 2014, respectively.

Gaming expenses decreased by $2,839,000, or 1.9%, primarily from the reduction in our portion of video lottery vendor costs from legislation that became effective on July 1, 2014, lower gaming taxes as a result of the lower gaming revenues and decreases in other operating departments.

Other operating expenses decreased to $16,602,000 in 2015 from $17,808,000 in 2014 due primarily to the closing of an offsite food and beverage outlet in January 2015 and lower costs in our food and beverage operations.  Partially offsetting these decreases were expenses related to the retail operations we began to operate in the second quarter of 2015.

General and administrative expenses decreased $212,000 to $5,499,000 in 2015 as compared to $5,711,000 in 2014.

Depreciation expense decreased to $8,375,000 in 2015 from $9,128,000 in 2014 as a result of certain assets becoming fully depreciated.

Interest expense decreased by $527,000 primarily due to lower outstanding borrowings and a lower average interest rate in 2015.

Our effective income tax rate in 2015 was impacted by a federal tax credit related to payroll taxes paid as a result of an IRS audit of employee tip income and by the non-deductible portion of the restricted stock awards that vested during the first quarter of 2015.  Our effective income tax rate in 2014 was impacted by our net loss and by the non-deductible portion of the restricted stock awards that vested during the first quarter of 2014.

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

Our effective income tax rate was (5.1%) in 2014 as compared to 96.7% in 2013.  The rates in 2014 and 2013 were impacted by the non-deductible portion of the restricted stock awards that vested during the first quarter of 2014 and 2013, and also our net loss in 2014.

Liquidity and Capital Resources

Net cash provided by operating activities was $9,719,000 in 2015 compared to $6,280,000 in 2014.  The increase in net cash from operating activities was primarily due to the timing of payments to the Delaware State Lottery Office for its portion of the slot win and higher earnings before depreciation in 2015.  These increases were partially offset by higher income tax payments in 2015.

Net cash used in investing activities was $1,634,000 in 2015 compared to $909,000 in 2014 and was primarily related to capital improvements in both periods.  Capital expenditures in 2015 and 2014 related primarily to information systems and facility and equipment upgrades.

Net cash used in financing activities was $7,668,000 in 2015 compared to $8,242,000 in 2014.  During 2015, we had net repayments of $7,510,000 on our credit facility compared to $8,030,000 during 2014.  We repurchased and retired $65,000 of our outstanding common stock during 2015 compared to $104,000 during 2014.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.  As a result of amending our credit agreement in 2015 and 2014, we paid $93,000 and $108,000 in bank fees, respectively.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2015 or 2014.  At December 31, 2015, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $3,500,000 during 2016.  Additionally, we expect to contribute approximately $210,000 to our defined benefit pension plans in 2016.

On September 14, 2015, we modified our credit agreement with our bank group.  The credit facility was modified to:  extend the maturity date to September 30, 2016; adjust the maximum borrowing limit to $45,000,000 as of September 14, 2015 and to $40,000,000 as of March 31, 2016 through the date of maturity; and modify the required maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), the minimum consolidated tangible net worth requirement and the minimum consolidated earnings before interest, taxes, depreciation and amortization requirement.  The credit agreement also contains a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at December 31, 2015) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.    In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2015, there was $31,500,000 outstanding at a weighted average interest rate of 2.43% and $13,500,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at December 31, 2015 and we expect to be in compliance with the financial covenants and all other covenants for all measurement periods through September 30, 2016, the expiration date of the facility.

The credit facility is classified as a current liability as of December 31, 2015 in our consolidated balance sheets as the facility expires on September 30, 2016.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance or extend the maturity of our outstanding credit facility prior to its expiration on September 30, 2016.

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — are having a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 61% of our Capital Club® member gaming win comes from out-of-state patrons.

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

The Act also eliminated the gaming license fee and restructured the table game license fee currently paid by video lottery agents to incentivize agents to make capital expenditures, spend on marketing and promotions, and make debt service payments.  In June 2012, we paid a $2,241,000 table game license fee, which was for the period July 1, 2012 to June 30, 2013.  This fee decreased to $1,017,000 for the period July 1, 2013 to June 30, 2014 and has remained between $1,000,000 and $1,100,000 for each subsequent annual period.

In July 2013, the State enacted a bond and capital improvements bill which appropriated $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise pay for the period July 1, 2013 to June 30, 2014.  The State used $875,000 of the amount appropriated to offset increases in our vendor costs.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The Commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the Delaware legislature approved the vendor cost sharing recommendation on a permanent basis.  Our video lottery vendor costs were reduced by approximately $3,909,000 and $1,950,000 during 2015 and 2014, respectively, as a result of the cost sharing arrangement.  The recommendations to reduce the State’s share of gross table game revenues and eliminate the table game license fee were not part of the legislation that was passed.

The Commission reconvened in September 2014 to consider previous and make further recommendations relative to the gaming industry.  The Commission’s findings and recommendations were released in January 2015 and included: increasing the State’s share of vendor costs associated with slot machines; eliminating the annual table game license fee; reducing the State’s share of table game win; and providing each video lottery agent a credit of up to 5% of video lottery proceeds to be used for marketing expenditures and a credit of up to 5% of video lottery proceeds to be used for capital expenditures.  Delaware State Senate Bill 30 was introduced in January 2015 in order to implement the Commission’s recommendations, but it was not released from the Senate Finance Committee for action.  In January 2016, Senate Bill 183 was introduced to phase in some of the Commission’s recommendations over the next four years and to authorize internet sports betting in Delaware, but it has not been acted upon to date.

Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to take other actions in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

Contractual Obligations

At December 31, 2015, we had the following contractual obligations:

		Payments Due by Period
	Total	2016	2017 – 2018	2019 – 2020	Thereafter
Revolving line of credit(a)	$31,500,000	$31,500,000	$—	$—	$—
Estimated interest payments on revolving line of credit(b)	574,000	574,000	—	—	—
Defined benefit pension plan contributions	210,000	210,000	—	—	—
	$32,284,000	$32,284,000	$—	$—	$—

(a) Our current credit facility expires on September 30, 2016.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2015 and current interest rates through the expiration date.

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

Accrued Pension Cost

On June 15, 2011, we decided to freeze participation and benefit accruals under our defined benefit pension plans.  The freeze was effective July 31, 2011.  The benefits provided by our defined benefit pension plans are based on years of service and employee’s remuneration through July 31, 2011.  Accrued pension costs are developed using actuarial principles and assumptions which consider a number of factors, including estimates for the discount rate, expected long-term rate of return on assets and mortality.  Changes in these estimates would impact the amounts that we record in our consolidated financial statements and our funding contributions to the plans.

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

Based on their evaluation as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.  KPMG LLP independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  KPMG LLP has issued their report which is included herein.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited Dover Downs Gaming & Entertainment, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dover Downs Gaming & Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings (loss) and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 4, 2016 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern.

KPMG LLP

Philadelphia, Pennsylvania
March 4, 2016

Item 9B.        Other Information

None.

Part III

Item 10.         Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2016.

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

Executive Officers of the Registrant.  As of December 31, 2015, our executive officers were:

Name	Position	Age	Term of Office

Denis McGlynn	President and Chief Executive Officer	69	11/79 to date

Edward J. Sutor	Executive Vice President and Chief Operating Officer	65	3/99 to date

Timothy R. Horne	Sr. Vice President-Finance, Treasurer and Chief Financial Officer	49	11/96 to date

Klaus M. Belohoubek	Sr.Vice President-General Counsel and Secretary	56	7/99 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board since our spin-off from DVD in 2002.  Mr. Tippie also serves as Chairman of the Board to DVD as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 36 years.  Mr. McGlynn also serves as President and Chief Executive Officer to DVD.

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

Item 11.         Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2016.

Item 12.                          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2016.

Equity Compensation Plan Information

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as restricted stock awards.  Refer to NOTE 9 — Stockholders’ Equity to our consolidated financial statements included elsewhere in this document for further discussion.  Securities authorized for issuance under equity compensation plans at December 31, 2015 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,411,410

Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,411,410

Item 13.         Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2016.

Item 14.         Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 27, 2016.

Part IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1)      Financial Statements — See accompanying Index to Consolidated Financial Statements on page 31.

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

10.3            Agreement between Dover Downs, Inc. and Delaware Standardbred Owners Association, Inc. dated July 1, 2014 (incorporated herein by reference to Exhibit 10.3 to the Form 10-K filed on March 6, 2015).

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

10.8            Modification and Reaffirmation Agreement between Dover Downs Gaming and Entertainment, Inc., Dover Downs, Inc. and Dover Downs Gaming and Management Corp. and Citizens Bank, National Association, as agent, dated as of September 14, 2015 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on September 17, 2015).

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

10.12     Amended and Restated Employment and Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Klaus M. Belohoubek dated February 13, 2006 (incorporated herein by reference to Exhibit 10.4 to the Form 8-K filed on February 17, 2006).

10.13     Amendment to certain agreements between Dover Downs Gaming & Entertainment, Inc. and selected executives and directors (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 3, 2008).

10.14     Amendment to certain agreements between Dover Downs Gaming & Entertainment, Inc. and certain executives dated June 15, 2011 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated June 15, 2011).

10.15     Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed on August 6, 2004).

10.16     Dover Downs Gaming & Entertainment, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 30, 2012).

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

101               The following materials from the Dover Downs Gaming & Entertainment, Inc. annual report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013; (ii) Consolidated Balance Sheets as of December 31, 2015 and 2014; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	March 4, 2016	Dover Downs Gaming & Entertainment, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President and Chief Executive Officer and Director	March 4, 2016
Denis McGlynn	(Principal Executive Officer)

/s/ Timothy R. Horne	Sr. Vice President — Finance, Treasurer, Chief	March 4, 2016
Timothy R. Horne	Financial Officer and Director
(Principal Financial and Accounting Officer)

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering either of them to sign this report, or any amendments, on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	March 4, 2016
Henry B. Tippie

/s/ Patrick J. Bagley	Director and Chairman of the Audit Committee	March 4, 2016
Patrick J. Bagley

/s/ Jeffrey W. Rollins	Director	March 4, 2016
Jeffrey W. Rollins

/s/ R. Randall Rollins	Director	March 4, 2016
R. Randall Rollins

/s/ Richard K. Struthers	Director	March 4, 2016
Richard K. Struthers

/s/ Denis McGlynn	As Attorney-in-Fact and Director	March 4, 2016
Denis McGlynn

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of earnings (loss) and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the Company’s credit facility expires on September 30, 2016 and at present no agreement has been reached to refinance the debt, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dover Downs Gaming & Entertainment, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, Pennsylvania

March 4, 2016

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years ended December 31,
	2015	2014	2013
Revenues:
Gaming	$157,922	$160,391	$172,991
Other operating	25,024	24,991	24,240
	182,946	185,382	197,231
Expenses:
Gaming	148,595	151,434	162,398
Other operating	16,602	17,808	17,314
Impairment charge	—	358	—
General and administrative	5,499	5,711	5,645
Depreciation	8,375	9,128	9,726
	179,071	184,439	195,083

Operating earnings	3,875	943	2,148

Interest expense	(1,160)	(1,687)	(1,752)

Earnings (loss) before income taxes	2,715	(744)	396

Income tax (expense) benefit	(842)	38	(383)

Net earnings (loss)	1,873	(706)	13

Unrealized (loss) gain on available-for-sale securities, net of income taxes	(6)	2	11

Change in pension net actuarial loss and prior service cost, net of income taxes	482	(3,588)	2,142

Comprehensive income (loss)	$2,349	$(4,292)	$2,166

Net earnings (loss) per common share (Note 3):
Basic	$0.06	$(0.02)	$—
Diluted	$0.06	$(0.02)	$—

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$10,496	$10,079
Accounts receivable	2,926	3,838
Due from State of Delaware	7,952	7,258
Inventories	1,912	1,783
Prepaid expenses and other	2,530	2,324
Receivable from Dover Motorsports, Inc.	—	22
Income taxes receivable	254	6
Deferred income taxes	1,308	1,243
Total current assets	27,378	26,553

Property and equipment, net	145,425	152,107
Other assets	672	752
Deferred income taxes	482	404
Total assets	$173,957	$179,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,380	$3,975
Purses due horsemen	7,473	6,917
Accrued liabilities	8,538	8,196
Payable to Dover Motorsports, Inc.	44	—
Deferred revenue	408	389
Revolving line of credit	31,500	39,010
Total current liabilities	51,343	58,487

Liability for pension benefits	7,606	8,980
Total liabilities	58,949	67,467

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 17,990,997 and 17,880,650, respectively	1,799	1,788
Class A common stock, $.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,870,673 and 14,870,673, respectively	1,487	1,487
Additional paid-in capital	5,424	5,125
Retained earnings	110,502	108,629
Accumulated other comprehensive loss	(4,204)	(4,680)
Total stockholders’ equity	115,008	112,349
Total liabilities and stockholders’ equity	$173,957	$179,816

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2015	2014	2013
Operating activities:
Net earnings (loss)	$1,873	$(706)	$13
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	8,375	9,128	9,726
Amortization of credit facility origination fees	111	133	183
Stock-based compensation	375	580	682
Deferred income taxes	(508)	(723)	(519)
Impairment charge	—	358	—
Gain from insurance settlement	—	—	(22)
Changes in assets and liabilities:
Accounts receivable	912	410	(155)
Due from State of Delaware	(694)	967	1,483
Inventories	(129)	174	(36)
Prepaid expenses and other	(146)	154	662
Income taxes receivable/payable	(197)	114	(138)
Accounts payable	(662)	(505)	915
Purses due horsemen	556	(1,061)	(1,855)
Accrued liabilities	211	(2,369)	152
Payable to/receivable from Dover Motorsports, Inc.	66	(26)	4
Deferred revenue	19	(74)	117
Liability for pension benefits	(443)	(274)	(75)
Net cash provided by operating activities	9,719	6,280	11,137

Investing activities:
Capital expenditures	(1,651)	(900)	(1,574)
Proceeds from sale of property and equipment	25	—	—
Purchase of available-for-sale securities	(16)	(35)	(37)
Proceeds from the sale of available-for-sale securities	8	26	31
Insurance settlement proceeds	—	—	74
Net cash used in investing activities	(1,634)	(909)	(1,506)

Financing activities:
Borrowings from revolving line of credit	52,060	94,530	72,160
Repayments of revolving line of credit	(59,570)	(102,560)	(83,620)
Repurchase of common stock	(65)	(104)	(144)
Credit facility fees	(93)	(108)	(70)
Net cash used in financing activities	(7,668)	(8,242)	(11,674)

Net increase (decrease) in cash	417	(2,871)	(2,043)
Cash, beginning of year	10,079	12,950	14,993
Cash, end of year	$10,496	$10,079	$12,950

Supplemental information:
Interest paid	$1,108	$1,589	$1,524
Income tax payments	$1,547	$569	$1,041
Change in accounts payable for capital expenditures	$67	$—	$—

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

We are a premier gaming and entertainment resort destination whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and four retail outlets;

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

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis.  In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 47 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  This is having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 61% of our Capital Club® member gaming win comes from out of state patrons.

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

The Act also eliminated the gaming license fee and restructured the table game license fee paid by video lottery agents to incentivize agents to make capital expenditures, spend on marketing and promotions, and make debt service payments.  In June 2012, we paid a $2,241,000 table game license fee, which was for the period July 1, 2012 to June 30, 2013.  This fee decreased to $1,017,000 for the period July 1, 2013 to June 30, 2014 and has remained between $1,000,000 and $1,100,000 for each subsequent annual period.

In July 2013, the State enacted a bond and capital improvements bill which appropriated $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise pay for the period July 1, 2013 to June 30, 2014.  The State used $875,000 of the amount appropriated to offset increases in our vendor costs.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The Commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the Delaware legislature approved the vendor cost sharing recommendation on a permanent basis.  Our video lottery vendor costs were reduced by approximately $3,909,000 and $1,950,000 during 2015 and 2014, respectively, as a result of the cost sharing arrangement.  The recommendations to reduce the State’s share of gross table game revenues and eliminate the table game license fee were not part of the legislation that was passed.

The Commission reconvened in September 2014 to consider previous and make further recommendations relative to the gaming industry.  The Commission’s findings and recommendations were released in January 2015 and included: increasing the State’s share of vendor costs associated with slot machines; eliminating the annual table game license fee; reducing the State’s share of table game win; and providing each video lottery agent a credit of up to 5% of video lottery proceeds to be used for marketing expenditures and a credit of up to 5% of video lottery proceeds to be used for capital expenditures.  Delaware State Senate Bill 30 was introduced in January 2015 in order to implement the Commission’s recommendations, but it was not released from the Senate Finance Committee for action.  In January 2016, Senate Bill 183 was introduced to phase in some of the Commission’s recommendations over the next four years and to authorize internet sports betting in Delaware, but it has not been acted upon to date.

Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to take other actions in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

NOTE 2—Going Concern

At December 31, 2015, we had a credit agreement with a bank group (see NOTE 6 — Credit Facility). The maximum borrowing limit under the facility was $45,000,000 as of December 31, 2015 and the facility expires September 30, 2016. At December 31, 2015 there was $31,500,000 outstanding under the facility.  The credit facility is classified as a current liability as of December 31, 2015 in our consolidated balance sheets as the facility expires on September 30, 2016.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.  The report from our independent registered public accountants, KPMG LLP, dated March 4, 2016, includes an explanatory paragraph related to our ability to continue as a going concern.

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

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $1,660,000 and $1,777,000, respectively, at December 31, 2015 and 2014, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage, and other miscellaneous goods and services provided without charge to customers as promotional items of $18,003,000, $18,241,000 and $19,905,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of earnings.

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

Advertising costs—The cost of general advertising is charged to operations as incurred.  Advertising expenses were $2,135,000, $2,171,000 and $2,209,000 in 2015, 2014 and 2013, respectively.

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

	2015	2014	2013
Net earnings (loss) per common share — basic and diluted:
Net earnings (loss)	$1,873	$(706)	$13
Allocation to nonvested restricted stock awards	44	—	—
Net earnings (loss) available to common stockholders	$1,829	$(706)	$13

Weighted-average shares outstanding	32,085	31,961	31,849

Net earnings (loss) per common share — basic and diluted	$0.06	$(0.02)	$—

There were no options outstanding and we paid no dividends during 2015, 2014 or 2013.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $375,000, $580,000 and $682,000 as general and administrative expenses for the years ended December 31, 2015, 2014 and 2013, respectively.  We recorded income tax (expense) benefit of ($20,000), $51,000 and $69,000 for the years ended December 31, 2015, 2014 and 2013, respectively, related to our restricted stock awards.

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

Recent accounting pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides a five step approach to be applied to all contracts with customers. ASU No. 2014-09 also requires expanded disclosures about revenue recognition.  This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for reporting periods beginning after December 15, 2016.  We are currently analyzing the impact of ASU No. 2014-09 on our results of operations and, at this time, we are unable to determine the impact on the new standard, if any, on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year from the date the financial statements are issued.  This update is effective for the annual period ending after December 15, 2016, including interim periods within those fiscal years.  Early application is permitted.  The adoption of this accounting standard update is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs as a direct reduction from the carrying amount of the related debt liability on the balance sheet.  In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03.  The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The update requires retrospective application and represents a change in accounting principle.  This update becomes effective January 1, 2016.  The adoption of this accounting standard update is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued  ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires companies to measure inventory at lower of cost and net realizable value, versus lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this accounting standard update is not expected to have an impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to present deferred income tax assets and deferred income tax liabilities as noncurrent in a classified balance sheet instead of the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The adoption of this accounting standard update is not expected to have a material impact on our consolidated financial statements.

NOTE 4—Property and Equipment

Property and equipment consists of the following as of December 31:

	2015	2014
Land	$785,000	$785,000
Casino facility	77,032,000	76,990,000
Hotel facility	113,599,000	113,577,000
Harness racing facilities	10,982,000	10,983,000
General facilities	16,781,000	16,695,000
Furniture, fixtures and equipment	56,871,000	57,135,000
Construction in progress	244,000	123,000
	276,294,000	276,288,000
Less accumulated depreciation	(130,869,000)	(124,181,000)
	$145,425,000	$152,107,000

NOTE 5—Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2015	2014
Point loyalty program	$1,660,000	$1,777,000
Payroll and related items	2,179,000	1,989,000
Win due to Delaware State Lottery Office	2,564,000	2,124,000
Other	2,135,000	2,306,000
	$8,538,000	$8,196,000

NOTE 6—Credit Facility

On September 14, 2015, we modified our credit agreement with our bank group.  The credit facility was modified to:  extend the maturity date to September 30, 2016; adjust the maximum borrowing limit to $45,000,000 as of September 14, 2015 and to $40,000,000 as of March 31, 2016 through the date of maturity; and modify the required maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), the minimum consolidated tangible net worth requirement and the minimum consolidated earnings before interest, taxes, depreciation and amortization requirement.  The credit agreement also contains a minimum fixed charge coverage ratio. Material adverse changes in our results of operations could impact our ability to satisfy these requirements. Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at December 31, 2015) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.    In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2015, there was $31,500,000 outstanding at a weighted average interest rate of 2.43% and $13,500,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at December 31, 2015 and we expect to be in compliance with the financial covenants and all other covenants for all measurement periods through September 30, 2016, the expiration date of the facility.

The credit facility is classified as a current liability as of December 31, 2015 in our consolidated balance sheets as the facility expires on September 30, 2016.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The report from our independent registered public accountants, KPMG LLP, dated March 4, 2016, includes an explanatory paragraph related to our ability to continue as a going concern.

NOTE 7—Income Taxes

The current and deferred income tax (expense) benefit is as follows:

	Years ended December 31,
	2015	2014	2013
Current:
Federal	$(972,000)	$(503,000)	$(616,000)
State	(378,000)	(182,000)	(286,000)
	(1,350,000)	(685,000)	(902,000)
Deferred:
Federal	423,000	623,000	331,000
State	85,000	100,000	188,000
	508,000	723,000	519,000
Total income tax (expense) benefit	$(842,000)	$38,000	$(383,000)

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2015	2014	2013
Federal tax at statutory rate	34.0%	(34.0)%	34.0%
State taxes, net of federal benefit	6.0%	3.7%	8.7%
Non-deductible stock based compensation	6.3%	24.8%	52.7%
Federal tax credit for payroll tax on employee tips	(14.6)%	—	—
Other	(0.7)%	0.4%	1.3%
Effective income tax rate	31.0%	(5.1)%	96.7%

The components of deferred income tax assets and liabilities are as follows as of December 31:

	2015	2014
Deferred income tax assets:
Point loyalty program	$660,000	$706,000
Accrued expenses	3,901,000	4,209,000
Net operating loss carry-forwards	91,000	46,000
Federal tax credit for payroll tax on employee tips	132,000	—
Other	297,000	417,000
Total deferred income tax assets	5,081,000	5,378,000
Valuation allowance	(91,000)	(53,000)
Net deferred income tax assets	4,990,000	5,325,000

Deferred income tax liabilities:
Depreciation — property and equipment	(3,200,000)	(3,678,000)
Total deferred income tax liabilities	(3,200,000)	(3,678,000)
Net deferred income tax assets	$1,790,000	$1,647,000

Amounts recognized in the consolidated balance sheet:
Current deferred income tax assets	$1,308,000	$1,243,000
Noncurrent deferred income tax assets	482,000	404,000
	$1,790,000	$1,647,000

We recognize interest expense and penalties on uncertain income tax positions as a component of interest expense.  No interest expense or penalties were recorded for uncertain income tax matters in 2015, 2014 or 2013.  As of December 31, 2015 and 2014, we had no liabilities for uncertain income tax matters.

NOTE 8—Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  Participants as of July 31, 2011 continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan. The assets for the excess plan aggregate $287,000 and $289,000 as of December 31, 2015 and 2014, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 10 — Fair Value Measurements).

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$23,787,000	$17,333,000
Interest cost	948,000	915,000
Actuarial (gain) loss	(1,870,000)	5,933,000
Benefits paid	(507,000)	(394,000)
Benefit obligation at end of year	22,358,000	23,787,000

Change in plan assets:
Fair value of plan assets at beginning of year	14,655,000	13,869,000
Actual (loss) gain on plan assets	(59,000)	1,040,000
Employer contribution	353,000	140,000
Benefits paid	(507,000)	(394,000)
Fair value of plan assets at end of year	14,442,000	14,655,000

Unfunded status	$(7,916,000)	$(9,132,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2015	2014
Accrued benefit cost	$(407,000)	$(276,000)
Liability for pension benefits	(7,509,000)	(8,856,000)
	$(7,916,000)	$(9,132,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension benefit (expense) at December 31 are as follows:

	2015	2014
Net actuarial loss, pre-tax	$7,048,000	$7,848,000

The accumulated benefit obligation for all defined benefit pension plans was $22,358,000 and $23,787,000, respectively, as of December 31, 2015 and 2014.

The components of net periodic pension benefit for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Interest cost	$948,000	$915,000	$819,000
Expected return on plan assets	(1,158,000)	(1,092,000)	(988,000)
Recognized net actuarial loss	146,000	32,000	82,000
	$(64,000)	$(145,000)	$(87,000)

For the year ending December 31, 2016, we expect to recognize the following amounts as components of net periodic benefit (expense) which are included in accumulated comprehensive loss as of December 31, 2015:

Actuarial loss	$134,000

The principal assumptions used to determine the net periodic pension benefit for the years ended December 31, 2015, 2014 and 2013, and the actuarial value of the benefit obligation at December 31, 2015 and 2014 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2015	2014	2013	2015	2014
Weighted-average discount rate	4.1%	5.1%	4.4%	4.4%	4.1%
Weighted-average rate of compensation increase	n/a	n/a	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%	n/a	n/a

Historically, we have used a single weighted-average discount rate approach to determine the pension benefit obligation and the subsequent years’ interest cost component of the net periodic pension benefit.  The weighted-average discount rate was determined by matching estimated benefit payment cash flows to a yield curve derived from long-term, high-quality corporate bond curves.  This method represented the constant annual rate that would be required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date.  As of December 31, 2015, we have elected to use a refined method, known as the spot rate approach, to determine the benefit obligation and the subsequent years’ interest cost component of the net periodic pension benefit.  This method uses individual spot rates along the yield curve that correspond with the timing of each benefit payment and will provide a more precise measurement of the interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The change in method did not impact the December 31, 2015 benefit obligation, but will result in a decrease in the interest component of the net periodic pension benefit starting in 2016. We have accounted for this as a change in estimate on a prospective basis.

For 2015, we assumed a long-term rate of return on plan assets of 8.0%.  In developing the 8.0% expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

In 2014, we adopted the Society of Actuaries’ (“SOA”) RP-2014 mortality tables and MP-2014 mortality improvement tables to determine our December 31, 2014 pension liability.  These new mortality tables, along with a lower discount rate, resulted in the increase in the unfunded status of our pension plans and the increase in the accumulated other comprehensive loss at December 31, 2014.  During 2015, we reviewed the SOA tables and adopted the new updated MP-2015 mortality improvement tables which resulted in a decrease in our pension benefit obligation.

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

The fair values of our pension assets as of December 31, 2015 by asset category are as follows (refer to NOTE 10 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stock	$1,548,000	$1,548,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	2,962,000	2,962,000	—	—
Equity-mid cap	1,306,000	1,306,000	—	—
Equity-small cap	285,000	285,000	—	—
Equity-international	1,772,000	1,772,000	—	—
Fixed income	5,369,000	5,369,000	—	—
Real estate	799,000	799,000	—	—
Money market	401,000	401,000	—	—
Total mutual funds/ETFs	12,894,000	12,894,000	—	—
Grand total	$14,442,000	$14,442,000	$—	$—

The fair values of our pension assets as of December 31, 2014 by asset category are as follows (refer to NOTE 10 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stock	$1,484,000	$1,484,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	3,027,000	3,027,000	—	—
Equity-mid cap	1,363,000	1,363,000	—	—
Equity-small cap	294,000	294,000	—	—
Equity-international	1,854,000	1,854,000	—	—
Fixed income	5,472,000	5,472,000	—	—
Real estate	795,000	795,000	—	—
Money market	366,000	366,000	—	—
Total mutual funds/ETFs	13,171,000	13,171,000	—	—
Grand total	$14,655,000	$14,655,000	$—	$—

We expect to contribute approximately $210,000 to our defined benefit pension plans in 2016.

Estimated future benefit payments are as follows:

2016	$1,064,000
2017	$697,000
2018	$756,000
2019	$780,000
2020	$849,000
2021-2025	$5,045,000

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During 2015, 2014 and 2013, we recorded expenses of $99,000, $126,000 and $120,000, respectively, related to the SERP.  During 2015, 2014 and 2013, we contributed $126,000, $115,000 and $107,000 to the plan, respectively.  The liability for SERP pension benefits was $97,000 and $124,000 as of December 31, 2015 and 2014, respectively.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $874,000, $829,000 and $809,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 9—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$1,590	$1,660	$4,136	$109,322	$(3,248)
Net earnings	—	—	—	13	—
Issuance of nonvested stock awards, net of forfeitures	17	—	(17)	—	—
Stock-based compensation	—	—	682	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $1,413	—	—	—	—	2,142
Unrealized gain on available-for-sale securities, net of income tax expense of $8	—	—	—	—	11
Conversion of Class A common stock to common stock	173	(173)	—	—	—
Repurchase and retirement of common stock	(6)	—	(138)	—	—
Balance at December 31, 2013	1,774	1,487	4,663	109,335	(1,095)
Net loss	—	—	—	(706)	—
Issuance of nonvested stock awards, net of forfeitures	21	—	(21)	—	—
Stock-based compensation	—	—	580	—	—
Change in net actuarial loss and prior service cost, net of income tax benefit of $2,365	—	—	—	—	(3,588)
Unrealized gain on available-for-sale securities, net of income tax expense of $2	—	—	—	—	3
Repurchase and retirement of common stock	(7)	—	(97)	—	—
Balance at December 31, 2014	1,788	1,487	5,125	108,629	(4,680)
Net earnings	—	—	—	1,873	—
Issuance of nonvested stock awards, net of forfeitures	18	—	(18)	—	—
Stock-based compensation	—	—	375	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $318	—	—	—	—	482
Unrealized loss on available-for-sale securities, net of income tax benefit of $4	—	—	—	—	(6)
Repurchase and retirement of common stock	(7)	—	(58)	—	—
Balance at December 31, 2015	$1,799	$1,487	$5,424	$110,502	$(4,204)

As of December 31, 2015 and 2014, accumulated other comprehensive loss consists of the following:

	2015	2014
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,819,000 and $3,137,000, respectively	$(4,229,000)	$(4,711,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $18,000 and $22,000, respectively	25,000	31,000
Accumulated other comprehensive loss	$(4,204,000)	$(4,680,000)

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

On January 18, 2016, we were notified by the New York Stock Exchange (“NYSE”) that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price for continued listing on the NYSE.  Under NYSE rules, we have six months following receipt of the notification, subject to possible extension, to regain compliance with the minimum share price requirement or be subject to delisting.  We will monitor the price for our common stock and will consider available options to resolve the deficiency and regain compliance with the NYSE listing standards.  If we are not able to regain compliance, our stock will be delisted from trading on the NYSE.  This would result in the need to find another market on which our stock can be listed or cause our stock to cease trading on an active market, which could result in a reduction in the liquidity for our stock and a reduction in demand for our stock.

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.  See NOTE 6 — Credit Facility.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2015 or 2014.  At December 31, 2015, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

During the years ended December 31, 2015, 2014 and 2013, we purchased and retired 73,453, 66,829 and 61,869 shares of our outstanding common stock for $65,000, $104,000 and $144,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  As of December 31, 2015, there were 1,411,410 shares available for granting options or stock awards.

Nonvested restricted stock activity for the year ended December 31, 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	789,500	$2.44
Granted	227,000	$0.89
Vested	(197,400)	$3.08
Forfeited	(43,200)	$1.81
Nonvested at December 31, 2014	775,900	$1.86

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter.  The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 based on the weighted average grant date fair value was $608,000, $745,000 and $913,000, respectively.  The grant-date fair value of restricted stock awards granted during the years ended December 31, 2015, 2014 and 2013 was $0.89, $1.52 and $2.32, respectively.  We recorded, within general and administrative expenses, compensation expense of $375,000, $580,000 and $682,000 related to restricted stock awards for the years ended December 31, 2015, 2014 and 2013, respectively.  As of December 31, 2015, there was $678,000 of total deferred compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 3.3 years.

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2015 and 2014:

	Total	Level 1	Level 2	Level 3
2015:
Available-for-sale securities	$287,000	$287,000	$—	$—

2014:
Available-for-sale securities	$289,000	$289,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At December 31, 2015 and 2014, there was $31,500,000 and $39,010,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 6 — Credit Facility and therefore we believe approximate fair value.

NOTE 11—Related Party Transactions

During the years ended December 31, 2015, 2014 and 2013, we allocated costs of  $1,851,000, $1,910,000 and $1,854,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $252,000, $240,000 and $220,000, respectively, to us for the years ended December 31, 2015, 2014 and 2013.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2015, 2014 and 2013 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $836,000, $689,000 and $801,000, respectively.  Additionally, DVD invoiced us $230,000, $184,000 and $294,000, respectively, for tickets, their commission for suite catering and other services at DVD’s 2015, 2014 and 2013 NASCAR event weekends at Dover International Speedway.  As of December 31, 2015 and 2014, respectively, our consolidated balance sheet included a $44,000 payable to and a $22,000 receivable from DVD for the aforementioned items.  We settled these items in January of 2016 and 2015.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in our control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $8,500,000 to $10,500,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed.  We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,100,000 and $3,100,000 and these amounts have been included in the maximum contingent liability disclosed above.  This maximum tax gross up assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered.  Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants.  The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax.  We are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

NOTE 13—Quarterly Results (unaudited)

	March 31	June 30	September 30	December 31
Year Ended December 31, 2015
Revenues	$44,338,000	$45,301,000	$47,196,000	$46,111,000
Operating earnings	$41,000	$1,399,000	$1,216,000	$1,219,000
Net (loss) earnings	$(352,000)	$631,000	$826,000	$768,000
Net (loss) earnings per share-basic and diluted	$(0.01)	$0.02	$0.03	$0.02

Year Ended December 31, 2014
Revenues	$45,477,000	$46,206,000	$47,988,000	$45,711,000
Operating (loss) earnings	$(961,000)	$841,000	$1,426,000	$(363,000)
Net (loss) earnings	$(1,053,000)	$164,000	$699,000	$(516,000)
Net (loss) earnings per share-basic and diluted	$(0.03)	$0.01	$0.02	$(0.02)

Our quarterly operating results are affected by weather and the general economic conditions in the United States.  Additionally, given our high level of fixed operating costs, fluctuations in our business volume can lead to variations in quarterly operating results.