Form 10-Q
period 2016-06-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2016-08-02
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of July 25, 2016, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,143,942 shares
Class A Common Stock -	14,870,673 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Gaming	$39,058	$38,058	$78,416	$76,834
Other operating	7,166	7,243	12,525	12,805
	46,224	45,301	90,941	89,639
Expenses:
Gaming	36,741	35,874	74,236	72,636
Other operating	4,726	4,519	8,699	8,406
General and administrative	1,295	1,338	2,623	2,834
Depreciation	1,953	2,171	3,840	4,323
	44,715	43,902	89,398	88,199

Operating earnings	1,509	1,399	1,543	1,440

Interest expense	(218)	(330)	(447)	(678)

Earnings before income taxes	1,291	1,069	1,096	762

Income tax expense	(495)	(438)	(539)	(483)

Net earnings	796	631	557	279

Change in pension net actuarial loss and prior service cost, net of income taxes	21	22	41	45

Unrealized gain (loss) on available-for-sale securities, net of income taxes	1	(2)	3	2

Comprehensive income	$818	$651	$601	$326

Net earnings per common share:
Basic	$0.02	$0.02	$0.02	$0.01
Diluted	$0.02	$0.02	$0.02	$0.01

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$10,307	$10,496
Accounts receivable	1,964	2,926
Due from State of Delaware	4,297	7,952
Inventories	2,051	1,912
Prepaid expenses and other	2,359	2,530
Receivable from Dover Motorsports, Inc.	14	—
Income taxes receivable	—	254
Deferred income taxes	—	1,308
Total current assets	20,992	27,378

Property and equipment, net	143,457	145,425
Other assets	606	672
Deferred income taxes	1,809	482
Total assets	$166,864	$173,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,468	$3,380
Purses due horsemen	4,334	7,473
Accrued liabilities	7,317	8,538
Payable to Dover Motorsports, Inc.	—	44
Income taxes payable	158	—
Deferred revenue	540	408
Revolving line of credit	28,000	31,500
Total current liabilities	43,817	51,343

Liability for pension benefits	7,327	7,606
Total liabilities	51,144	58,949

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 18,143,942 and 17,990,997, respectively	1,814	1,799
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,870,673 and 14,870,673, respectively	1,487	1,487
Additional paid-in capital	5,520	5,424
Retained earnings	111,059	110,502
Accumulated other comprehensive loss	(4,160)	(4,204)
Total stockholders’ equity	115,720	115,008
Total liabilities and stockholders’ equity	$166,864	$173,957

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net earnings	$557	$279
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,840	4,323
Amortization of credit facility origination fees	52	54
Stock-based compensation	177	195
Deferred income taxes	(47)	(325)
Changes in assets and liabilities:
Accounts receivable	962	477
Due from State of Delaware	3,655	2,640
Inventories	(139)	(63)
Prepaid expenses and other	193	(730)
Receivable from/payable to Dover Motorsports, Inc.	(58)	—
Accounts payable	155	(204)
Purses due horsemen	(3,139)	(2,296)
Accrued liabilities	(1,221)	1,537
Income taxes payable/receivable	410	236
Deferred revenue	132	277
Liability for pension benefits	(211)	(163)
Net cash provided by operating activities	5,318	6,237

Investing activities:
Capital expenditures	(1,939)	(915)
Purchase of available-for-sale securities	(11)	(3)
Proceeds from sale of available-for-sale securities	9	1
Net cash used in investing activities	(1,941)	(917)

Financing activities:
Borrowings from revolving line of credit	20,830	36,450
Repayments of revolving line of credit	(24,330)	(40,560)
Repurchase of common stock	(66)	(65)
Net cash used in financing activities	(3,566)	(4,175)

Net (decrease) increase in cash	(189)	1,145
Cash, beginning of period	10,496	10,079
Cash, end of period	$10,307	$11,224

Supplemental information:
Interest paid	$404	$645
Income tax payments	$174	$572
Change in accounts payable for capital expenditures	$(67)	$—

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 4, 2016.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Dover Downs, Inc., our wholly owned subsidiary, is authorized to conduct video lottery, sports wagering, table game and internet gaming operations as one of three “Licensed Agents” under the Delaware State Lottery Code.  Licensing, administration and control of gaming operations in Delaware is under the Delaware State Lottery Office and Delaware’s Department of Safety and Homeland Security, Division of Gaming Enforcement.

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

The Commission reconvened in September 2014 to consider previous and make further recommendations relative to the gaming industry.  The Commission’s findings and recommendations were released in January 2015 and included: increasing the State’s share of vendor costs associated with slot machines; eliminating the annual table game license fee; reducing the State’s share of table game win; and providing each video lottery agent a credit of up to 5% of video lottery proceeds to be used for marketing expenditures and a credit of up to 5% of video lottery proceeds to be used for capital expenditures.  Delaware State Senate Bill 30 was introduced in January 2015 in order to implement the Commission’s recommendations, but it was not released from the Senate Finance Committee for action.  In January 2016, Senate Bill 183 was introduced to phase in some of the Commission’s recommendations over the next four years and to authorize internet sports betting in Delaware, but it was not acted upon prior to the end of the 2016 legislative session.

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

NOTE 3 - Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided for financial reporting purposes using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $134,014,000 and $130,869,000 as of June 30, 2016 and December 31, 2015, respectively.

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

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $1,653,000 and $1,660,000, respectively, at June 30, 2016 and December 31, 2015, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,578,000 and $9,154,000, and $4,083,000 and $8,294,000 for the three and six-month periods ended June 30, 2016 and 2015, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of operations.

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

Advertising costs—Advertising costs are charged to operations as incurred.  Advertising expenses were $533,000 and $1,031,000, and $536,000 and $1,062,000 for the three and six-month periods ended June 30, 2016 and 2015, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings per common share — basic and diluted:
Net earnings	$796	$631	$557	$279
Allocation to nonvested restricted stock awards	20	15	14	7
Net earnings available to common stockholders	$776	$616	$543	$272

Weighted-average shares outstanding — basic and diluted	32,202	32,086	32,200	32,084

Net earnings per common share — basic and diluted	$0.02	$0.02	$0.02	$0.01

There were no options outstanding and we paid no dividends during the three and six-month periods ended June 30, 2016 or 2015.

Accounting for stock-based compensation—We recorded stock-based compensation expense for our restricted stock awards of $74,000 and $177,000, and $90,000 and $195,000 as general and administrative expenses for the three and six-month periods ended June 30, 2016 and 2015, respectively.  We recorded income tax benefit (expense) of $30,000 and $(47,000), and $36,000 and ($93,000) for the three and six-month periods ended June 30, 2016 and 2015, respectively, related to our restricted stock awards.

Recent accounting pronouncements—In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to present deferred income tax assets and deferred income tax liabilities as noncurrent in a classified balance sheet instead of the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, although early adoption is permitted.  We adopted the provisions of this ASU on a prospective basis in the second quarter of 2016, as such, prior period balances were not adjusted.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a five step approach to be applied to all contracts with customers. ASU No. 2014-09 also requires expanded disclosures about revenue recognition.  This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for reporting periods beginning after December 15, 2016.  We are currently analyzing the impact of ASU No. 2014-09 on our results of operations and, at this time, we are unable to determine the impact on the new standard, if any, on our consolidated financial statements.

NOTE 4 — Credit Facility

At June 30, 2016, we had a $40,000,000 secured credit agreement with a bank group.  The credit facility expires on September 30, 2016.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at June 30, 2016) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by Dover Downs, Inc.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility contains certain covenants including maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), minimum consolidated tangible net worth requirement, minimum consolidated earnings before interest, taxes, depreciation and amortization requirement and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2016, there was $28,000,000 outstanding at a weighted average interest rate of 2.47% and $12,000,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at June 30, 2016.

The credit facility is classified as a current liability as of June 30, 2016 in our consolidated balance sheets as the facility expires on September 30, 2016.  We are currently seeking to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 — Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  Participants as of July 31, 2011 continue to earn vesting credit with respect to their frozen accrued benefits as they continue to work.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan. The assets for the excess plan aggregate $295,000 and $287,000 as of June 30, 2016 and December 31, 2015, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest cost	$217,000	$239,000	$434,000	$479,000
Expected return on plan assets	(285,000)	(291,000)	(570,000)	(581,000)
Recognized net actuarial loss	34,000	38,000	68,000	75,000
	$(34,000)	$(14,000)	$(68,000)	$(27,000)

We contributed $50,000 and $90,000 to our defined benefit pension plans during the three and six-month periods ended June 30, 2016, respectively.  We expect to contribute approximately $120,000 to our defined benefit pension plans during the remainder of 2016.  We contributed $70,000 to our defined benefit pension plans during the three and six-month periods ended June 30, 2015.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During the three and six-month periods ended June 30, 2016 and 2015, we recorded expenses of $22,000 and $46,000, and $30,000 and $60,000, respectively, related to the SERP.  During the three and six-month periods ended June 30, 2016 and 2015, we contributed $0 and $99,000, and $0 and $126,000 to the plan, respectively.  The liability for SERP pension benefits was $44,000 and $97,000 as of June 30, 2016 and December 31, 2015, respectively.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $183,000 and $385,000, and $198,000 and $428,000 for the three and six-month periods ended June 30, 2016 and 2015, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$1,799	$1,487	$5,424	$110,502	$(4,204)
Net earnings	—	—	—	557	—
Issuance of nonvested stock awards, net of forfeitures	22	—	(22)	—	—
Stock-based compensation	—	—	177	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $27	—	—	—	—	41
Unrealized gain on available-for-sale securities, net of income tax expense of $3	—	—	—	—	3
Repurchase and retirement of common stock	(7)	—	(59)	—	—
Balance at June 30, 2016	$1,814	$1,487	$5,520	$111,059	$(4,160)

As of June 30, 2016 and December 31, 2015, accumulated other comprehensive loss consists of the following:

	June 30, 2016	December 31, 2015
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,792,000 and $2,819,000, respectively	$(4,188,000)	$(4,229,000)
Accumulated unrealized gain on available- for-sale securities, net of income tax expense of $21,000 and $18,000, respectively	28,000	25,000
Accumulated other comprehensive loss	$(4,160,000)	$(4,204,000)

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.  See NOTE 4 — Credit Facility.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first six months of 2016 or 2015.  At June 30, 2016, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 220,500 and 227,000 stock awards under this plan during the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016, there were 1,258,465 shares available for granting options or stock awards.

During the six months ended June 30, 2016 and 2015, we purchased and retired 67,555 and 73,453 shares of our outstanding common stock for $66,000 and $65,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of June 30, 2016 and December 31, 2015:

	Total	Level 1	Level 2	Level 3
June 30, 2016
Available-for-sale securities	$295,000	$295,000	$—	$—

December 31, 2015
Available-for-sale securities	$287,000	$287,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At June 30, 2016 and December 31, 2015, there was $28,000,000 and $31,500,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.

NOTE 8 - Related Party Transactions

During the three and six-month periods ended June 30, 2016 and 2015, we allocated costs of $520,000 and $995,000, and $501,000 and $946,000, respectively, to Dover Motorsports, Inc. (“DVD”), a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $28,000 and $111,000, and $42,000 and $129,000, respectively, to us for the three and six-month periods ended June 30, 2016 and 2015.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2016 and 2015 spring NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $426,000 and $422,000 during the three and six-month periods ended June 30, 2016 and 2015, respectively.  Additionally, DVD invoiced us $91,000 during the three and six-month periods ended June 30, 2016 and $75,000 and $111,000, respectively, during the three and six-month periods ended June 30, 2015 for tickets, their commission for suite catering and other services to the NASCAR events.  As of June 30, 2016 and December 31, 2015, our consolidated balance sheets included a $14,000 receivable from and a $44,000 payable to DVD for the aforementioned items.  These items were settled in July 2016 and January 2016, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Approximately 85% of our revenue is gaming revenue.  Several factors contribute to the win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the market,

•                  The quantity and types of slot machines and table games available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels,

•                  Marketing programs, and

•                  General economic conditions.

Our entertainment complex is located in Dover, the capital of the State of Delaware.  We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive.  According to the 2010 United States Census, approximately 36.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, currently only the three existing horse racing facilities in the State are allowed to have a video lottery gaming license.  In recent years, additional gaming venues have opened in Maryland and Pennsylvania and more are expected to open.  These venues are having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Our property is similar to properties found in the country’s largest gaming markets.  Our luxury hotel is the only casino-hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our slot marketing system to allow for more efficient marketing programs and the highest levels of customer service.  Our facility offers approximately 41,500 square feet of multi-use event space — the most space of any hotel in Delaware.

Because all of our gaming operations are located at one facility, we face the risk of increased competition from the legalization of new or additional gaming venues.  We have therefore focused on creating the region’s premier gaming destination and building and rewarding customer loyalty through innovative marketing efforts, unparalleled customer service and a variety of amenities.

Results of Operations

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

Gaming revenues increased by $1,000,000, or 2.6%, to $39,058,000 in the second quarter of 2016 primarily as a result of higher slot machine and table game play and smaller increases in all other gaming revenues.

Other operating revenues were $7,166,000 in the second quarter of 2016 as compared to $7,243,000 in the second quarter of 2015.  During the second quarter of 2015, we recognized revenue of $269,000 in connection with the termination and settlement of a lease related to retail space at our facility.  Rooms revenue decreased $140,000 to $2,012,000 in the second quarter of 2016 from $2,152,000 in the second quarter of 2015 due primarily to lower convention sales.  Food and beverage revenues increased $190,000 to $4,030,000 in the second quarter of 2016 from $3,840,000 in the second quarter of 2015 due primarily to higher banquet sales, the opening of a new food and beverage outlet in the fourth quarter of 2015 and higher sales in our Festival Buffet, partially offset by lower revenues in other food and beverage outlets.  Additionally, other casino revenues were higher in the second quarter of 2016.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,578,000 and $4,083,000 in the second quarter of 2016 and 2015, respectively.

Gaming expenses increased by $867,000, or 2.4%, as a result of the higher gaming revenues and increased marketing costs.

Other operating expenses increased to $4,726,000 in the second quarter of 2016 from $4,519,000 in the second quarter of 2015 due primarily to higher expenses in our food and beverage operations.

General and administrative expenses decreased slightly to $1,295,000 in the second quarter of 2016 from $1,338,000 in the second quarter of 2015.

Depreciation expense decreased to $1,953,000 in the second quarter of 2016 from $2,171,000 in the second quarter of 2015 as a result of certain assets becoming fully depreciated.

Interest expense decreased by $112,000 primarily due to lower outstanding borrowings and a lower average interest rate in the second quarter of 2016.

Our effective income tax rate was 38.3% in the second quarter of 2016 as compared to 41.0% in the second quarter of 2015.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

Gaming revenues increased by $1,582,000, or 2.1%, to $78,416,000 in the first six months of 2016 primarily as a result of a higher table game hold percentage, as well as increased slot machine play and smaller increases in all other gaming revenues.

Other operating revenues were $12,525,000 in the first six months of 2016 as compared to $12,805,000 in the first six months of 2015.  Rooms revenue decreased $439,000 to $2,948,000 in the first six months of 2016 from $3,387,000 in the first six months of 2015 due primarily to lower convention sales.  During the second quarter of 2015, we recognized revenue of $269,000 in connection with the termination and settlement of a lease related to retail space at our facility.  As a result of terminating the lease, we subsequently began operating the five existing retail outlets.  Revenues from these outlets increased $197,000 in the first six months of 2016 as compared to the first six months of 2015.  Additionally, other casino revenues were higher in the first six months of 2016.  Food and beverage revenues remained consistent at $7,389,000 in the first six months of 2016 as compared to $7,374,000 in the first six months of 2015.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $9,154,000 and $8,294,000 in the first six months of 2016 and 2015, respectively.

Gaming expenses increased by $1,600,000, or 2.2%, primarily as a result of the higher gaming revenues, increased marketing and higher employee benefit costs.

Other operating expenses increased to $8,699,000 in the first six months of 2016 from $8,406,000 in the first six months of 2015 due primarily to expenses related to the retail operations we began to operate in the second quarter of 2015 and higher expenses in our food and beverage operations.

General and administrative expenses decreased to $2,623,000 in the first six months of 2016 from $2,834,000 in the first six months of 2015 due primarily to employee separation costs and higher legal fees incurred in the first six months of 2015.

Depreciation expense decreased to $3,840,000 in the first six months of 2016 from $4,323,000 in the first six months of 2015 as a result of certain assets becoming fully depreciated.

Interest expense decreased by $231,000 primarily due to lower outstanding borrowings and a lower average interest rate in the first six months of 2016.

Our effective income tax rate was 49.2% in the first six months of 2016 as compared to 63.4% in the first six months of 2015.  The rates were primarily impacted by the non-deductible portion of the restricted stock awards that vested during the first quarter of 2016 and 2015.  The 2015 rate was impacted by a larger extent due to the lower pre-tax earnings.

Liquidity and Capital Resources

Net cash provided by operating activities was $5,318,000 in the first six months of 2016 compared to $6,237,000 in the first six months of 2015.  The decrease was primarily due to the timing of payments to the Delaware State Lottery Office for its portion of the slot win.

Net cash used in investing activities was $1,941,000 in the first six months of 2016 compared to $917,000 in the first six months of 2015 and was primarily related to capital improvements in both periods.  Capital expenditures in the first six months of 2016 and 2015 related primarily to information systems and facility and equipment upgrades.

Net cash used in financing activities was $3,566,000 in the first six months of 2016 compared to $4,175,000 in the first six months of 2015.  During the first six months of 2016, we had net repayments of $3,500,000 on our credit facility compared to $4,110,000 during the first six months of 2015.  We repurchased and retired $66,000 and $65,000 of our outstanding common stock during the first six months of 2016 and 2015, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first six months of 2016 or 2015.  At June 30, 2016, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $1,000,000 - $1,500,000 during the remainder of 2016.  Additionally, we expect to contribute approximately $120,000 to our defined benefit pension plans during the remainder of 2016.

At June 30, 2016, we had a $40,000,000 secured credit agreement with a bank group.  The credit facility expires on September 30, 2016.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at June 30, 2016) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.    In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility contains certain covenants including maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), minimum consolidated tangible net worth requirement, minimum consolidated earnings before interest, taxes, depreciation and amortization requirement and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2016, there was $28,000,000 outstanding at a weighted average interest rate of 2.47% and $12,000,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at June 30, 2016.

The credit facility is classified as a current liability as of June 30, 2016 in our consolidated balance sheets as the facility expires on September 30, 2016.  We are currently seeking to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

The Delaware legislature has worked with the gaming industry in recent years to increase the State’s gaming offerings, but it has done so while steadily increasing the State’s share of the industry’s gaming revenues and adding to various costs that the industry incurs to do business.  In July 2008, the State’s share of our gaming revenues was increased.  In May 2009, an additional and significant increase in the State’s share of our gaming revenues was legislated in connection with the reintroduction of limited sports betting in the State.  This was the fifth increase in the State’s share of gaming revenues.  In January 2010, the State authorized table games, but imposed a license fee and a high tax rate on table game revenues.  During this period, our revenues declined and our ability to compete with the growing number of competitors in the mid-Atlantic region was impeded.  In recognition of the State’s high gaming tax burden and its effect on the industry, legislators have attempted several times since 2011 to reduce this tax burden in an effort to stabilize the industry, preserve jobs and protect the State’s revenue stream.

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

The Commission reconvened in September 2014 to consider previous and make further recommendations relative to the gaming industry.  The Commission’s findings and recommendations were released in January 2015 and included: increasing the State’s share of vendor costs associated with slot machines; eliminating the annual table game license fee; reducing the State’s share of table game win; and providing each video lottery agent a credit of up to 5% of video lottery proceeds to be used for marketing expenditures and a credit of up to 5% of video lottery proceeds to be used for capital expenditures.  Delaware State Senate Bill 30 was introduced in January 2015 in order to implement the Commission’s recommendations, but it was not released from the Senate Finance Committee for action.  In January 2016, Senate Bill 183 was introduced to phase in some of the Commission’s recommendations over the next four years and to authorize internet sports betting in Delaware, but it was not acted upon prior to the end of the 2016 legislative session.

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

Contractual Obligations

At June 30, 2016, we had the following contractual obligations:

		Payments Due by Period
	Total	2016	2017 – 2018	2019 – 2020	Thereafter
Revolving line of credit(a)	$28,000,000	$28,000,000	$—	$—	$—
Estimated interest payments on revolving line of credit(b)	173,000	173,000	—	—	—
Defined benefit pension plan contributions	120,000	120,000	—	—	—
	$28,293,000	$28,293,000	$—	$—	$—

(a) Our current credit facility expires on September 30, 2016.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of June 30, 2016 and current interest rates through the expiration date.

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

Based on their evaluation as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We Have a Significant Amount of Indebtedness

As of June 30, 2016, we had total outstanding long-term debt of $28,000,000 under our credit facility.  The facility is classified as a current liability as of June 30, 2016 in our consolidated balance sheets as the facility expires on September 30, 2016.  We are currently seeking to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  This indebtedness and any future increases in our outstanding borrowings or decreases in our results of operations could:

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

The Delaware legislature has worked with the gaming industry in recent years to increase the State’s gaming offerings, but it has done so while steadily increasing the State’s share of the industry’s gaming revenues and adding to various costs that the industry incurs to do business.  In July 2008, the State’s share of our gaming revenues was increased.  In May 2009, an additional and significant increase in the State’s share of our gaming revenues was legislated in connection with the reintroduction of limited sports betting in the State.  This was the fifth increase in the State’s share of gaming revenues.  In January 2010, the State authorized table games, but imposed a license fee and a high tax rate on table game revenues.  During this period, our revenues declined and our ability to compete with the growing number of competitors in the mid-Atlantic region was impeded.  In recognition of the State’s high gaming tax burden and its effect on the industry, legislators have attempted several times since 2011 to reduce this tax burden in an effort to stabilize the industry, preserve jobs and protect the State’s revenue stream.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first six months of 2016.  At June 30, 2016, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Downs Gaming & Entertainment, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (ii) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	August 2, 2016	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer, Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)