Form 10-Q
period 2016-09-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2016-11-02
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,143,942 shares
Class A Common Stock -	14,870,673 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Gaming	$41,295	$42,012	$119,711	$118,846
Other operating	5,815	5,184	18,340	17,989
	47,110	47,196	138,051	136,835
Expenses:
Gaming	39,015	39,068	113,251	111,704
Other operating	3,895	3,551	12,594	11,957
General and administrative	1,228	1,331	3,851	4,165
Depreciation	1,959	2,030	5,799	6,353
	46,097	45,980	135,495	134,179

Operating earnings	1,013	1,216	2,556	2,656

Interest expense	(214)	(259)	(661)	(937)

Earnings before income taxes	799	957	1,895	1,719

Income tax expense	(279)	(131)	(818)	(614)

Net earnings	520	826	1,077	1,105

Change in pension net actuarial loss and prior service cost, net of income taxes	20	21	61	66

Unrealized gain (loss) on available-for-sale securities, net of income taxes	2	(9)	5	(7)

Comprehensive income	$542	$838	$1,143	$1,164

Net earnings per common share:
Basic	$0.02	$0.03	$0.03	$0.03
Diluted	$0.02	$0.03	$0.03	$0.03

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$11,264	$10,496
Accounts receivable	2,024	2,926
Due from State of Delaware	8,373	7,952
Inventories	2,150	1,912
Prepaid expenses and other	3,377	2,530
Receivable from Dover Motorsports, Inc.	44	—
Income taxes receivable	125	254
Deferred income taxes	—	1,308
Total current assets	27,357	27,378

Property and equipment, net	142,377	145,425
Other assets	619	672
Deferred income taxes	1,627	482
Total assets	$171,980	$173,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,450	$3,380
Purses due horsemen	8,410	7,473
Accrued liabilities	7,699	8,538
Payable to Dover Motorsports, Inc.	—	44
Deferred revenue	374	408
Revolving line of credit	27,500	31,500
Total current liabilities	48,433	51,343

Liability for pension benefits	7,210	7,606
Total liabilities	55,643	58,949

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 18,143,942 and 17,990,997, respectively	1,814	1,799
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,870,673 and 14,870,673, respectively	1,487	1,487
Additional paid-in capital	5,595	5,424
Retained earnings	111,579	110,502
Accumulated other comprehensive loss	(4,138)	(4,204)
Total stockholders’ equity	116,337	115,008
Total liabilities and stockholders’ equity	$171,980	$173,957

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net earnings	$1,077	$1,105
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	5,799	6,353
Amortization of credit facility origination fees	77	85
Stock-based compensation	252	285
Deferred income taxes	54	(571)
Changes in assets and liabilities:
Accounts receivable	902	1,045
Due from State of Delaware	(421)	(1,500)
Inventories	(238)	(152)
Prepaid expenses and other	(820)	(1,269)
Receivable from/payable to Dover Motorsports, Inc.	(88)	11
Income taxes receivable/payable	194	(104)
Accounts payable	788	(674)
Purses due horsemen	937	1,844
Accrued liabilities	(839)	(798)
Deferred revenue	(34)	112
Liability for pension benefits	(294)	(435)
Net cash provided by operating activities	7,346	5,337

Investing activities:
Capital expenditures	(2,469)	(1,118)
Purchase of available-for-sale securities	(47)	(8)
Proceeds from sale of available-for-sale securities	44	5
Net cash used in investing activities	(2,472)	(1,121)

Financing activities:
Borrowings from revolving line of credit	37,880	46,130
Repayments of revolving line of credit	(41,880)	(51,480)
Repurchase of common stock	(66)	(65)
Credit facility fees	(40)	(93)
Net cash used in financing activities	(4,106)	(5,508)

Net increase (decrease) in cash	768	(1,292)
Cash, beginning of period	10,496	10,079
Cash, end of period	$11,264	$8,787

Supplemental information:
Interest paid	$592	$906
Income tax payments	$569	$1,290
Change in accounts payable for capital expenditures	$282	$—

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 4, 2016.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 63% of our Capital Club® member gaming win comes from out of state patrons.

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

NOTE 3 - Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $135,928,000 and $130,869,000 as of September 30, 2016 and December 31, 2015, respectively.

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

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $1,649,000 and $1,660,000, respectively, at September 30, 2016 and December 31, 2015, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,998,000 and $14,152,000, and $5,074,000 and $13,368,000 for the three and nine-month periods ended September 30, 2016 and 2015, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of operations.

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

Advertising costs—Advertising costs are charged to operations as incurred.  Advertising expenses were $642,000 and $1,673,000, and $625,000 and $1,687,000 for the three and nine-month periods ended September 30, 2016 and 2015, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net earnings per common share — basic and diluted:
Net earnings	$520	$826	$1,077	$1,105
Allocation to nonvested restricted stock awards	13	19	27	27
Net earnings available to common stockholders	$507	$807	$1,050	$1,078

Weighted-average shares outstanding — basic and diluted	32,202	32,086	32,201	32,085

Net earnings per common share — basic and diluted	$0.02	$0.03	$0.03	$0.03

There were no options outstanding and we paid no dividends during the three and nine-month periods ended September 30, 2016 or 2015.

Accounting for stock-based compensation—We recorded stock-based compensation expense for our restricted stock awards of $75,000 and $252,000, and $90,000 and $285,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2016 and 2015, respectively.  We recorded income tax benefit (expense) of $31,000 and $(16,000), and $37,000 and ($56,000) for the three and nine-month periods ended September 30, 2016 and 2015, respectively, related to our restricted stock awards.

Recent accounting pronouncements—In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a five step approach to be applied to all contracts with customers. ASU No. 2014-09 also requires expanded disclosures about revenue recognition.  This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for reporting periods beginning after December 15, 2016.  We are currently analyzing the impact of ASU No. 2014-09 on our results of operations and, at this time, we are unable to determine the impact on the new standard, if any, on our consolidated financial statements.

NOTE 4 — Credit Facility

On September 1, 2016, we modified our credit agreement with our bank group.  The credit facility was modified to: extend the maturity date to September 30, 2017; adjust the maximum borrowing limit from $40,000,000 to $35,000,000 as of March 31, 2017 and through the date of maturity; modify the maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”); and delete the minimum consolidated tangible net worth requirement and the minimum consolidated earnings before interest, taxes, depreciation and amortization requirement.  The credit facility also contains a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at September 30, 2016) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by Dover Downs, Inc.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2016, there was $27,500,000 outstanding at a weighted average interest rate of 2.53% and $12,500,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at September 30, 2016 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2017, the expiration date of the facility.

The credit facility is classified as a current liability as of September 30, 2016 in our consolidated balance sheets as the facility expires on September 30, 2017.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 — Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan. The assets for the excess plan aggregate $303,000 and $287,000 as of September 30, 2016 and December 31, 2015, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest cost	$217,000	$235,000	$651,000	$714,000
Expected return on plan assets	(284,000)	(289,000)	(854,000)	(870,000)
Recognized net actuarial loss	34,000	35,000	102,000	110,000
	$(33,000)	$(19,000)	$(101,000)	$(46,000)

We contributed $70,000 and $160,000 to our defined benefit pension plans during the three and nine-month periods ended September 30, 2016, respectively.  We expect to contribute an additional $50,000 to our defined benefit pension plans during the remainder of 2016.  We contributed $283,000 and $353,000 to our defined benefit pension plans during the three and nine-month periods ended September 30, 2015.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During the three and nine-month periods ended September 30, 2016 and 2015, we recorded expenses of $20,000 and $66,000, and $30,000 and $90,000, respectively, related to the SERP.  During the three and nine-month periods ended September 30, 2016 and 2015, we contributed $0 and $99,000, and $0 and $126,000 to the plan, respectively.  The liability for SERP pension benefits was $64,000 and $97,000 as of September 30, 2016 and December 31, 2015, respectively.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $216,000 and $601,000, and $230,000 and $658,000 for the three and nine-month periods ended September 30, 2016 and 2015, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$1,799	$1,487	$5,424	$110,502	$(4,204)
Net earnings	—	—	—	1,077	—
Issuance of nonvested stock awards, net of forfeitures	22	—	(22)	—	—
Stock-based compensation	—	—	252	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $41	—	—	—	—	61
Unrealized gain on available-for-sale securities, net of income tax expense of $3	—	—	—	—	5
Repurchase and retirement of common stock	(7)	—	(59)	—	—
Balance at September 30, 2016	$1,814	$1,487	$5,595	$111,579	$(4,138)

As of September 30, 2016 and December 31, 2015, accumulated other comprehensive loss consists of the following:

	September 30, 2016	December 31, 2015
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $2,778,000 and $2,819,000, respectively	$(4,168,000)	$(4,229,000)
Accumulated unrealized gain on available- for-sale securities, net of income tax expense of $21,000 and $18,000, respectively	30,000	25,000
Accumulated other comprehensive loss	$(4,138,000)	$(4,204,000)

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.  See NOTE 4 — Credit Facility.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first nine months of 2016 or 2015.  At September 30, 2016, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 220,500 and 227,000 stock awards under this plan during the nine months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, there were 1,258,465 shares available for granting options or stock awards.

During the nine months ended September 30, 2016 and 2015, we purchased and retired 67,555 and 73,453 shares of our outstanding common stock for $66,000 and $65,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of September 30, 2016 and December 31, 2015:

	Total	Level 1	Level 2	Level 3
September 30, 2016
Available-for-sale securities	$303,000	$303,000	$—	$—

December 31, 2015
Available-for-sale securities	$287,000	$287,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At September 30, 2016 and December 31, 2015, there was $27,500,000 and $31,500,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.

NOTE 8 - Related Party Transactions

During the three and nine-month periods ended September 30, 2016 and 2015, we allocated costs of $487,000 and $1,482,000, and $453,000 and $1,399,000, respectively, to Dover Motorsports, Inc. (“DVD”), a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $24,000 and $135,000, and $39,000 and $168,000, respectively, to us for the three and nine-month periods ended September 30, 2016 and 2015.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2016 and 2015 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $71,000 and $497,000, and $4,000 and $426,000 during the three and nine-month periods ended September 30, 2016 and 2015, respectively.  Additionally, DVD invoiced us $25,000 and $116,000, and $8,000 and $119,000 during the three and nine-month periods ended September 30, 2016, respectively, for tickets, their commission for suite catering and other services to the NASCAR events.  As of September 30, 2016 and December 31, 2015, our consolidated balance sheets included a $44,000 receivable from and a $44,000 payable to DVD for the aforementioned items.  These items were settled in October 2016 and January 2016, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Approximately 87% of our revenue is gaming revenue.  Several factors contribute to the win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the market,

•                  The quantity and types of slot machines and table games available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels,

•                  Marketing programs, and

•                  General economic conditions.

Our entertainment complex is located in Dover, the capital of the State of Delaware.  We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive.  According to the 2010 United States Census, approximately 36.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, currently only the three existing horse racing facilities in the State are allowed to have a video lottery gaming license.  In recent years, additional gaming venues have opened in Maryland and Pennsylvania and more are expected to open.  These venues are having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Our property is similar to properties found in the country’s largest gaming markets.  Our luxury hotel is the only casino-hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our recently enhanced slot marketing system to allow for more efficient marketing programs and the highest levels of customer service.  Our facility offers approximately 41,500 square feet of multi-use event space — the most space of any hotel in Delaware.

Because all of our gaming operations are located at one facility, we face the risk of increased competition from the legalization of new or additional gaming venues.  We have therefore focused on creating a premier gaming and entertainment resort destination and building and rewarding customer loyalty through innovative marketing efforts, unparalleled customer service and a variety of amenities.

Results of Operations

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

Gaming revenues decreased by $717,000, or 1.7%, to $41,295,000 in the third quarter of 2016 primarily as a result of lower slot machine play.

Other operating revenues were $5,815,000 in the third quarter of 2016 as compared to $5,184,000 in the third quarter of 2015.  Rooms revenue increased $198,000 to $1,494,000 in the third quarter of 2016 from $1,296,000 in the third quarter of 2015 due primarily to the timing of Dover International Speedway’s fall NASCAR race weekend which was held on September 30 — October 2 of 2016 but was held on October 2 — 4 of 2015, as well as increased transient and tour & travel sales.  Food and beverage revenues increased $363,000 to $3,034,000 in the third quarter of 2016 from $2,671,000 in the third quarter of 2015 due primarily to higher banquet sales and the opening of a new food and beverage outlet in the fourth quarter of 2015.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,998,000 and $5,074,000 in the third quarter of 2016 and 2015, respectively.

Gaming expenses decreased slightly as a result of the lower gaming revenues, partially offset by increased marketing and employee benefit costs.

Other operating expenses increased to $3,895,000 in the third quarter of 2016 from $3,551,000 in the third quarter of 2015 due primarily to higher expenses in our food and beverage operations.

General and administrative expenses decreased to $1,228,000 in the third quarter of 2016 from $1,331,000 in the third quarter of 2015 due primarily to lower employee wage and benefit costs and lower legal fees.

Depreciation expense decreased to $1,959,000 in the third quarter of 2016 from $2,030,000 in the third quarter of 2015 as a result of certain assets becoming fully depreciated.

Interest expense decreased by $45,000 primarily due to lower outstanding borrowings in the third quarter of 2016.

Our effective income tax rate was 34.9% in the third quarter of 2016 as compared to 13.7% in the third quarter of 2015.  The lower effective rate in the third quarter of 2015 resulted from a discrete item relating to a federal income tax credit for payroll taxes incurred on customer tips paid to our employees.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

Gaming revenues increased by $865,000, or 0.7%, to $119,711,000 in the first nine months of 2016 primarily as a result of a higher table game hold percentage, as well as smaller increases in other gaming revenues.  These increases were partially offset by lower slot machine play.

Other operating revenues were $18,340,000 in the first nine months of 2016 as compared to $17,989,000 in the first nine months of 2015.  Food and beverage revenues increased $378,000 to $10,423,000 in the first nine months of 2016 from $10,045,000 in the first nine months of 2015 due primarily to the opening of a new food and beverage outlet in the fourth quarter of 2015 and higher sales in our Festival Buffet and higher banquet sales.  These increases were partially offset by lower revenues in other food and beverage outlets.  Rooms revenue decreased $241,000 to $4,442,000 in the first nine months of 2016 from $4,683,000 in the first nine months of 2015 due primarily to lower convention sales, partially offset by higher sales as a result of the aforementioned timing of Dover International Speedway’s fall NASCAR race weekend, as well as increased tour & travel and transient sales.  During the second quarter of 2015, we recognized revenue of $269,000 in connection with the termination and settlement of a lease related to retail space at our facility.  As a result of terminating the lease, we subsequently began operating the five existing retail outlets.  Revenues from these outlets increased $222,000 in the first nine months of 2016 as compared to the first nine months of 2015.  Additionally, other casino revenues were higher in the first nine months of 2016.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $14,152,000 and $13,368,000 in the first nine months of 2016 and 2015, respectively.

Gaming expenses increased by $1,547,000, or 1.4%, primarily as a result of the higher gaming revenues, increased marketing and higher employee benefit costs.

Other operating expenses increased to $12,594,000 in the first nine months of 2016 from $11,957,000 in the first nine months of 2015 due primarily to higher expenses in our food and beverage operations and expenses related to the retail operations we began to operate in the second quarter of 2015.

General and administrative expenses decreased to $3,851,000 in the first nine months of 2016 from $4,165,000 in the first nine months of 2015 due primarily to employee separation costs and higher legal fees incurred in the first nine months of 2015.

Depreciation expense decreased to $5,799,000 in the first nine months of 2016 from $6,353,000 in the first nine months of 2015 as a result of certain assets becoming fully depreciated.

Interest expense decreased by $276,000 primarily due to lower outstanding borrowings and a lower average interest rate in the first nine months of 2016.

Our effective income tax rate was 43.2% in the first nine months of 2016 as compared to 35.7% in the first nine months of 2015.  The rates were primarily impacted by the non-deductible portion of the restricted stock awards that vested during the first quarter of 2016 and 2015.  Additionally, the effective tax rate in the first nine months of 2015 was impacted by a discrete item relating to a federal income tax credit for payroll taxes incurred on customer tips paid to our employees.

Liquidity and Capital Resources

Net cash provided by operating activities was $7,346,000 in the first nine months of 2016 compared to $5,337,000 in the first nine months of 2015.  The increase was primarily due to the timing of payments to vendors and lower income tax and interest payments during the first nine months of 2016.

Net cash used in investing activities was $2,472,000 in the first nine months of 2016 compared to $1,121,000 in the first nine months of 2015 and was primarily related to capital improvements in both periods.  Capital expenditures in the first nine months of 2016 and 2015 related primarily to information systems and facility and equipment upgrades.

Net cash used in financing activities was $4,106,000 in the first nine months of 2016 compared to $5,508,000 in the first nine months of 2015.  During the first nine months of 2016, we had net repayments of $4,000,000 on our credit facility compared to $5,350,000 during the first nine months of 2015.  We repurchased and retired $66,000 and $65,000 of our outstanding common stock during the first nine months of 2016 and 2015, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.  As a result of amending our credit agreement in September 2016 and 2015, we paid $40,000 and $93,000 in bank fees, respectively.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first nine months of 2016 or 2015.  At September 30, 2016, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $500,000 - $1,000,000 during the remainder of 2016.  Additionally, we expect to contribute an additional $50,000 to our defined benefit pension plans during the remainder of 2016.

On September 1, 2016, we modified our credit agreement with our bank group.  The credit facility was modified to: extend the maturity date to September 30, 2017; adjust the maximum borrowing limit from $40,000,000 to $35,000,000 as of March 31, 2017 and through the date of maturity; modify the maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”); and delete the minimum consolidated tangible net worth requirement and the minimum consolidated earnings before interest, taxes, depreciation and amortization requirement.  The credit facility also contains a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at September 30, 2016) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by Dover Downs, Inc.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2016, there was $27,500,000 outstanding at a weighted average interest rate of 2.53% and $12,500,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at September 30, 2016 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2017, the expiration date of the facility.

The credit facility is classified as a current liability as of September 30, 2016 in our consolidated balance sheets as the facility expires on September 30, 2017.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance or extend the maturity of our outstanding credit facility prior to its expiration on September 30, 2017.

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — have had a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 63% of our Capital Club® member gaming win comes from out-of-state patrons.

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

Contractual Obligations

At September 30, 2016, we had the following contractual obligations:

		Payments Due by Period
	Total	2016	2017 – 2018	2019 – 2020	Thereafter
Revolving line of credit(a)	$27,500,000	$—	$27,500,000	$—	$—
Estimated interest payments on revolving line of credit(b)	696,000	174,000	522,000	—	—
Defined benefit pension plan contributions	50,000	50,000	—	—	—
	$28,246,000	$224,000	$28,022,000	$—	$—

(a) Our current credit facility expires on September 30, 2017.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2016 and current interest rates through the expiration date.

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

Based on their evaluation as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We Have a Significant Amount of Indebtedness

As of September 30, 2016, we had total outstanding long-term debt of $27,500,000 under our credit facility.  The facility is classified as a current liability as of September 30, 2016 in our consolidated balance sheets as the facility expires on September 30, 2017.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  This indebtedness and any future increases in our outstanding borrowings or decreases in our results of operations could:

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

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings and many analysts believe that the market is showing signs of saturation, in part due to the fact that new gaming venues often result in a substantial loss of business to existing locations.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 30% of our gaming win comes from Maryland patrons and approximately 63% of our Capital Club® member gaming win comes from out of state patrons.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first nine months of 2016.  At September 30, 2016, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

101

The following materials from the Dover Downs Gaming & Entertainment, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (ii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	November 2, 2016	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer, Chief Financial Officer
and Director
(Principal Financial and Accounting Officer)