Form 10-K
period 2016-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2017-03-01
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐    Accelerated filer ☐                          Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐  No☒

The aggregate market value of common stock held by non-affiliates of the registrant was $18,209,081 as of June 30, 2016 (the last day of our most recently completed second quarter).

As of February 21, 2017, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,283,009 shares
Class A Common Stock -	14,869,623 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 26, 2017 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

Item 1.                                 Business

We are a premier gaming and entertainment resort destination whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and six retail outlets;

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

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis.  In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 48 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 29% of our gaming win comes from Maryland patrons and approximately 60% of our Capital Club® member gaming win comes from out of state patrons.

In June 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 (the “Act”), under which Delaware’s video lottery agents are authorized to offer, through their websites, internet versions of their table games (including poker and bingo) and video lottery offerings.  All games remain under the control and operation of the Delaware Lottery.  Revenues from the internet versions of table games and video lottery games are distributed generally pursuant to the formula currently applicable to those games physically located within our casino, with the exception that internet service provider costs are deducted first, and the Delaware Lottery retains the first $3.75 million of state-wide net proceeds.  We began offering internet gaming in 2013; to date operating results from internet gaming have not been material.  Internet lottery games are, at least initially, offered solely to persons located within the State of Delaware.  This territorial limitation would not apply to gaming pursuant to an interstate compact, such as the one announced in February 2014 between Delaware and Nevada.  Internet gaming participation is limited to persons who meet the age requirements for equivalent non-internet games.  The Act also eliminated the gaming license fee and restructured the table game license fee paid by video lottery agents to incentivize agents to make capital expenditures, spend on marketing and promotions, and make debt service payments.

In July 2013, the State enacted a bond and capital improvements bill which appropriated $8,000,000 to the Department of Finance to be used to offset increases in vendor costs that the three Delaware video lottery agents would otherwise pay for the period July 1, 2013 to June 30, 2014.  The State used $875,000 of the amount appropriated to offset increases in our vendor costs.  Additionally, the bill created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The Commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the Delaware legislature approved the vendor cost sharing recommendation on a permanent basis which had the State provide for approximately $3,910,000, $3,909,000 and $1,950,000 during 2016, 2015 and 2014, respectively, of our video lottery vendor costs.  The recommendations to reduce the State’s share of gross table game revenues and eliminate the table game license fee were not part of the legislation that was passed.

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

Dover Downs Casino

Our casino opened in December 1995 with approximately 500 slot machines.  Due to its popularity, the casino has expanded six times since its opening.  The casino complex features 165,000 square-feet of space and houses approximately 2,300 slot machines,  40 table games including blackjack, craps and roulette, and 12 poker tables at December 31, 2016.  We are open for business 24 hours per day, seven days per week.  Our facilities are open every day of the year, except Christmas and Easter, and we estimate that the facility was visited by approximately 1.9 million patrons in 2016.

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

We use sophisticated database marketing to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club®, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs.  Membership in this club currently stands at approximately 141,000 active patrons in one of three tiers — Capital Gold®, Capital Platinum® or Platinum Elite®.

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

Dover Downs Hotel

Our luxury hotel facility, the Dover Downs Hotel and Conference Center, is the largest hotel in the State of Delaware and connects to our casino.  The facility includes 500 rooms, including eleven luxury spa suites, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and a luxurious 6,000 square-foot full-service spa.  Our facility offers 41,500 square feet of multi-use event space, the most of any hotel in Delaware.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, spa facilities, trade shows and conferences, we believe we are able to attract new patrons and lengthen the stay of current patrons and encourage visits from patrons who may have a more convenient gaming option.  In 2016, hotel occupancy averaged 84% and the hotel was awarded the AAA Four Diamond Award for the fourteenth consecutive year.

Dover Downs Raceway

Dover Downs Raceway has presented pari-mutuel harness racing events for 48 consecutive years.  Live harness races are conducted at Dover Downs Raceway from November until April and are simulcast to more than 300 tracks and other off-track betting locations across North America on each of our 106 scheduled live race dates.  During our harness racing season, we have historically used the 5/8-mile harness racing track that is located on DVD’s property and is on the inside of its one-mile motorsports superspeedway.  In order to continue this historic use, DVD granted a perpetual easement to the harness track to us at the time of the spin-off.  This perpetual easement allows us to have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The easement requires that we maintain the harness track but does not require the payment of any rent.  Additional amenities include the Winners Circle® Restaurant overlooking the horse racing track.

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

We have an agreement with the Delaware Standardbred Owner’s Association, Inc. (“DSOA”) effective August 1, 2016 and continuing through August 31, 2018.  DSOA’s membership consists of owners, trainers and drivers of harness horses participating in harness race meetings at our facilities and elsewhere in the United States and Canada.  The DSOA has been organized and exists for the purpose of promoting the sport of harness racing; improving the lot of owners, drivers and trainers of harness racing horses participating in race meetings; establishing health, welfare and insurance programs for owners, drivers and trainers of harness racing horses; negotiating with harness racing tracks on behalf of owners, trainers, drivers and grooms of harness racing horses; and generally rendering assistance to them whenever and wherever possible.  Under the DSOA agreement, we are required to distribute as purses for races conducted at our facilities a percentage of our retained share of pari-mutuel revenues.

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

Harness Racing and Pari-Mutuel Wagering

Licensing Requirements.  Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission.  We hold a license from the Commission by which we are authorized to hold harness race meetings on our premises and to make, conduct and sell pools by the use of pari-mutuel machines or totalizators.  The license must be renewed on an annual basis.  The Commission may reject an application for a license for any cause which it deems sufficient and the action of the Commission is final.  The Commission may also suspend or revoke a license which it has issued and its action in that respect is final, subject to review, upon questions of law only, by the Superior Court of the County within which the license was granted.  The action of the Commission stands unless and until reversed by the Court.  We have received an annual license from the Commission for the past 48 consecutive years and management believes that our relationship with the Commission remains good.  However, there can be no assurances that we will continue to be licensed by the Commission in the future.

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

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings and many analysts believe that the market is showing signs of saturation, in part due to the fact that new gaming venues often result in a substantial loss of business to existing locations.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 29% of our gaming win comes from Maryland patrons and approximately 60% of our Capital Club® member gaming win comes from out of state patrons.

All states in our geographic region have state-run lotteries.  State run lotteries are no longer prohibited by federal law from offering lottery products or other gaming opportunities over the internet or through mobile applications if permitted by state law.

Several states have passed legislation authorizing internet gaming and other states are pursuing or exploring the legalization of internet gaming in various forms — from fantasy sports to state run lotteries to privately run casino games, including online poker.  States are aggressively seeking new revenue streams through gaming.

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

We use a sophisticated database marketing program to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club, a players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs.  Membership in this club currently stands at approximately 141,000 active patrons.  We attempt to increase attendance at both our casino and hotel through effective promotional use of our database and by making improvements to our facilities and gaming offerings based on what we learn from our Capital Club members.  For example, we continually add the most popular machines, have added live table games, as well as multi-player electronic table games and other amenities requested by our customers.  We began offering internet gaming in 2013.

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

Employees

As of December 31, 2016, we had 1,401 employees, of which 889 were full-time.  We engage temporary personnel to assist during our live harness racing season.  None of our employees are party to a collective bargaining agreement and we believe that our relationship with our employees is good.

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

We Have a Significant Amount of Indebtedness

As of December 31, 2016, we had total outstanding debt of $25,250,000 under our credit facility.  The facility is classified as a current liability as of December 31, 2016 in our consolidated balance sheets as the facility expires on September 30, 2017.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  This indebtedness and any future increases in our outstanding borrowings or decreases in our results of operations could:

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

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings and many analysts believe that the market is showing signs of saturation, in part due to the fact that new gaming venues often result in a substantial loss of business to existing locations.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 29% of our gaming win comes from Maryland patrons and approximately 60% of our Capital Club® member gaming win comes from out of state patrons.

All states in our geographic region have state-run lotteries.  State run lotteries are no longer prohibited by federal law from offering lottery products or other gaming opportunities over the internet or through mobile applications if permitted by state law.

Several states have passed legislation authorizing internet gaming and other states are pursuing or exploring the legalization of internet gaming in various forms — from fantasy sports to state run lotteries to privately run casino games, including online poker.  States are aggressively seeking new revenue streams through gaming.

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

Item 1B.                        Unresolved Staff Comments

We have not received any written comments that were issued within 180 days before December 31, 2016, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.                                 Properties

We own our principal executive office located in Dover, Delaware and the Dover Downs Hotel & Casino.  The casino is a 165,000-square foot complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, and our Race & Sports Book operation.  The hotel is a 500 room AAA Four Diamond hotel with conference, banquet, ballroom and concert hall facilities.  We have a perpetual easement to Dover Downs Raceway — our harness racing track.  Our casino offers pari-mutuel wagering on live racing from this raceway and simulcast horse races.  The casino facility includes the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and six retail outlets, all of which are located at our entertainment complex situated on approximately 69 acres of owned land.

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

Part II

Item 5.                                 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “DDE.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 21, 2017, there were 18,283,009 shares of common stock and 14,869,623 shares of Class A common stock outstanding.  There were 554 holders of record for common stock and 16 holders of record for Class A common stock.

The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2016 and 2015 are detailed in the following table.

			Dividends
Quarter Ended:	High	Low	Declared
December 31, 2016	$1.21	$1.03	$—
September 30, 2016	$1.15	$0.92	$—
June 30, 2016	$1.13	$0.96	$—
March 31, 2016	$1.19	$0.82	$—

December 31, 2015	$1.17	$0.92	$—
September 30, 2015	$1.08	$0.88	$—
June 30, 2015	$1.20	$0.87	$—
March 31, 2015	$1.24	$0.80	$—

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2016.  At December 31, 2016, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

Dover Downs Gaming & Entertainment, Inc. is a premier gaming and entertainment resort destination whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and six retail outlets;

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

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Gaming revenues decreased by $696,000, or 0.4%, to $157,226,000 in 2016 primarily as a result of lower slot machine play and a lower sports wagering hold percentage.  This decrease was partially offset by an increase in internet gaming revenues and a higher table game hold percentage.

Other operating revenues were $25,066,000 in 2016 as compared to $25,024,000 in 2015.  Food and beverage revenues increased $271,000 to $14,506,000 in 2016 from $14,235,000 in 2015 due primarily to the opening of a new food and beverage outlet in the fourth quarter of 2015 and higher sales in our Festival Buffet and higher banquet sales.  These increases were partially offset by lower revenues in other food and beverage outlets.  Rooms revenue decreased $437,000 to $5,843,000 in 2016 from $6,280,000 in 2015 due primarily to lower convention sales, partially offset by higher tour & travel and transient sales.  During the second quarter of 2015, we recognized revenue of $269,000 in connection with the termination and settlement of a lease related to retail space at our facility.  As a result of terminating the lease, we subsequently began operating the five existing retail outlets.  Revenues from these outlets increased $251,000 in 2016 as compared to 2015.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $18,784,000 and $18,003,000 in 2016 and 2015, respectively.

Gaming expenses increased by $982,000, or 0.7%, primarily as a result of increased marketing and promotional costs, the higher internet gaming revenues, and higher employee benefit costs.  These increases were partially offset by a slight decrease in gaming expenses as a result of the lower slot machine and sports wagering revenues.

Other operating expenses increased to $17,316,000 in 2016 from $16,602,000 in 2015 due primarily to higher employee benefit costs in our food and beverage operations and expenses related to the retail operations we began to operate in the second quarter of 2015.

General and administrative expenses decreased to $5,375,000 in 2016 from $5,499,000 in 2015 due primarily to lower legal fees incurred in 2016, partially offset by higher employee wage and benefit costs.

Depreciation expense decreased to $7,743,000 in 2016 from $8,375,000 in 2015 as a result of certain assets becoming fully depreciated.

Interest expense decreased by $297,000 primarily due to lower outstanding borrowings and a lower average interest rate in 2016.

Our effective income tax rate was 44.6% in 2016 as compared to 31.0% in 2015.  The effective tax rate in 2015 was impacted by a discrete item relating to a federal income tax credit for payroll taxes incurred on customer tips paid to our employees.  Additionally, the rates in both years were impacted by the non-deductible portion of the restricted stock awards that vested during 2016 and 2015.

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

Our effective income tax rate in 2015 was impacted by a federal tax credit related to payroll taxes paid as a result of an IRS audit of employee tip income and by the non-deductible portion of the restricted stock awards that vested during 2015.  Our effective income tax rate in 2014 was impacted by our net loss and by the non-deductible portion of the restricted stock awards that vested during 2014.

Liquidity and Capital Resources

Net cash provided by operating activities was $10,355,000 in 2016 compared to $9,719,000 in 2015.  The increase in net cash from operating activities was primarily due to the timing of payments to the Delaware State Lottery Office for its portion of the slot win and lower income tax payments in 2016.  These increases were partially offset by lower earnings before depreciation in 2016.

Net cash used in investing activities was $2,818,000 in 2016 compared to $1,634,000 in 2015 and was primarily related to capital improvements in both periods.  Capital expenditures in 2016 and 2015 related primarily to information systems and facility and equipment upgrades.

Net cash used in financing activities was $6,356,000 in 2016 compared to $7,668,000 in 2015.  During 2016, we had net repayments of $6,250,000 on our credit facility compared to $7,510,000 during 2015.  We repurchased and retired $66,000 and $65,000 of our outstanding common stock during 2016 and 2015, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.  As a result of amending our credit agreement in 2016 and 2015, we paid $40,000 and $93,000 in bank fees, respectively.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2016 or 2015.  At December 31, 2016, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $2,500,000 - $2,750,000 during 2017.  Additionally, we expect to contribute $290,000 to our defined benefit pension plans in 2017.

On September 1, 2016, we modified our credit agreement with our bank group.  The credit facility was modified to: extend the maturity date to September 30, 2017; adjust the maximum borrowing limit from $40,000,000 to $35,000,000 as of March 31, 2017 and through the date of maturity; modify the maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”); and delete the minimum consolidated tangible net worth requirement and the minimum consolidated earnings before interest, taxes, depreciation and amortization requirement.  The credit facility also contains a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at December 31, 2016) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by Dover Downs, Inc.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2016, there was $25,250,000 outstanding at an interest rate of 2.77% and $14,750,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at December 31, 2016 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2017, the expiration date of the facility.

The credit facility is classified as a current liability as of December 31, 2016 in our consolidated balance sheets as the facility expires on September 30, 2017.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance or extend the maturity of our outstanding credit facility prior to its expiration on September 30, 2017.

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  These new venues — particularly a large casino at Arundel Mills Mall in Maryland which opened in June 2012 with slot machines and subsequently added table games in April 2013 — have had a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 29% of our gaming win comes from Maryland patrons and approximately 60% of our Capital Club® member gaming win comes from out-of-state patrons.

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

In June 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 (the “Act”), under which Delaware’s video lottery agents are authorized to offer, through their websites, internet versions of their table games (including poker and bingo) and video lottery offerings.  All games remain under the control and operation of the Delaware Lottery.  Revenues from the internet versions of table games and video lottery games are distributed generally pursuant to the formula currently applicable to those games physically located within our casino, with the exception that internet service provider costs are deducted first, and the Delaware Lottery retains the first $3.75 million of state-wide net proceeds.  We began offering internet gaming in 2013; to date operating results from internet gaming have not been material.  Internet lottery games are, at least initially, offered solely to persons located within the State of Delaware.  This territorial limitation would not apply to gaming pursuant to an interstate compact, such as the one announced in February 2014 between Delaware and Nevada.  Internet gaming participation is limited to persons who meet the age requirements for equivalent non-internet games.  The Act also eliminated the gaming license fee and restructured the table game license fee currently paid by video lottery agents to incentivize agents to make capital expenditures, spend on marketing and promotions, and make debt service payments.

In 2013, the State enacted a bond and capital improvements bill which, among other things, created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  In 2014, the Delaware legislature approved, on a permanent basis, the Commission’s recommendation for the State to share certain vendor costs that the three Delaware video lottery agents pay associated with slot machines.

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

Contractual Obligations

At December 31, 2016, we had the following contractual obligations:

		Payments Due by Period
	Total	2017	2018 – 2019	2020 – 2021	Thereafter
Revolving line of credit(a)	$25,250,000	$25,250,000	$—	$—	$—
Estimated interest payments on revolving line of credit(b)	525,000	525,000	—	—	—
Defined benefit pension plan contributions	290,000	290,000	—	—	—
	$26,065,000	$26,065,000	$—	$—	$—

(a) Our current credit facility expires on September 30, 2017.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2016 and current interest rates through the expiration date.

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

Item 9.                                 Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.        Controls and Procedures

Our management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information included in this Form 10-K.  The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.

Our management also is responsible for establishing and maintaining a system of internal controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management’s authorization.  The system is regularly monitored by direct management review and by internal auditors who conduct an extensive program of audits throughout our organization.  The Director of Internal Audit reports directly to the Audit Committee of our Board of Directors.  We have confidence in our financial reporting, the underlying system of internal controls, and our people, who are objective in their responsibilities and operate under our Code of Business Conduct and with the highest level of ethical standards. These standards are a key element of our control system.

The Audit Committee of our Board of Directors, which is comprised entirely of independent directors, has direct and private access to and meets regularly with management, our internal auditors and our independent registered public accounting firm to review accounting, reporting, auditing and internal control matters.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedure may deteriorate.

(a)    Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that relevant, material information is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)   Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

(c)   Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

None.

Part III

Item 10.         Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2017.

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

Executive Officers of the Registrant.  As of December 31, 2016, our executive officers were:

Name	Position	Age	Term of Office

Denis McGlynn	President and Chief Executive Officer	70	11/79 to date

Edward J. Sutor	Executive Vice President and Chief Operating Officer	66	3/99 to date

Timothy R. Horne	Sr. Vice President-Finance, Treasurer and Chief Financial Officer	50	11/96 to date

Klaus M. Belohoubek	Sr. Vice President-General Counsel and Secretary	57	7/99 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board since our spin-off from DVD in 2002.  Mr. Tippie also serves as Chairman of the Board to DVD as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 37 years.  Mr. McGlynn also serves as President and Chief Executive Officer to DVD.

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

Item 11.         Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2017.

Item 12.                          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2017.

Equity Compensation Plan Information

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Refer to NOTE 9 — Stockholders’ Equity to our consolidated financial statements included elsewhere in this document for further discussion.  Securities authorized for issuance under equity compensation plans at December 31, 2016 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,258,465

Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,258,465

Item 13.         Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2017.

Item 14.         Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 26, 2017.

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

3.2                   Amended and Restated By-laws of Dover Downs Gaming & Entertainment, Inc. dated March 1, 2017.

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

10.3            Agreement between Dover Downs, Inc. and Delaware Standardbred Owners Association, Inc. effective August 1, 2016.

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

10.9            Modification and Reaffirmation Agreement between Dover Downs Gaming and Entertainment, Inc., Dover Downs, Inc. and Dover Downs Gaming and Management Corp. and Citizens Bank, National Association, as agent, dated as of September 1, 2016 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on September 1, 2016).

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

10.15     Amendment to certain agreements between Dover Downs Gaming & Entertainment, Inc. and certain executives dated June 15, 2011 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated June 15, 2011).

10.16     Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed on August 6, 2004).

10.17     Dover Downs Gaming & Entertainment, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 30, 2012).

10.18 Dover Downs Gaming & Entertainment, Inc. Supplemental Executive Retirement Savings Plan Dated November 9, 2012 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 9, 2012).

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

101               The following materials from the Dover Downs Gaming & Entertainment, Inc. annual report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (ii) Consolidated Balance Sheets as of December 31, 2016 and 2015; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	March 1, 2017	Dover Downs Gaming & Entertainment, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President and Chief Executive Officer	March 1, 2017
Denis McGlynn	and Director
(Principal Executive Officer)

/s/ Timothy R. Horne	Sr. Vice President — Finance, Treasurer,	March 1, 2017
Timothy R. Horne	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering either of them to sign this report, or any amendments, on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	March 1, 2017
Henry B. Tippie

/s/ Patrick J. Bagley	Director and Chairman	March 1, 2017
Patrick J. Bagley	of the Audit Committee

/s/ Jeffrey W. Rollins	Director	March 1, 2017
Jeffrey W. Rollins

/s/ R. Randall Rollins	Director	March 1, 2017
R. Randall Rollins

/s/ Richard K. Struthers	Director	March 1, 2017
Richard K. Struthers

/s/ Denis McGlynn	As Attorney-in-Fact	March 1, 2017
Denis McGlynn	and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Dover Downs Gaming & Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of earnings (loss) and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2016.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Downs Gaming & Entertainment, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the Company’s credit facility expires on September 30, 2017 and at present no agreement has been reached to refinance the debt, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Philadelphia, Pennsylvania

March 1, 2017

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years ended December 31,
	2016	2015	2014
Revenues:
Gaming	$157,226	$157,922	$160,391
Other operating	25,066	25,024	24,991
	182,292	182,946	185,382
Expenses:
Gaming	149,577	148,595	151,434
Other operating	17,316	16,602	17,808
Impairment charge	—	—	358
General and administrative	5,375	5,499	5,711
Depreciation	7,743	8,375	9,128
	180,011	179,071	184,439

Operating earnings	2,281	3,875	943

Interest expense	(863)	(1,160)	(1,687)

Earnings (loss) before income taxes	1,418	2,715	(744)

Income tax (expense) benefit	(632)	(842)	38

Net earnings (loss)	786	1,873	(706)

Unrealized gain (loss) on available-for-sale securities, net of income taxes	3	(6)	2

Change in pension net actuarial loss and prior service cost, net of income taxes	(395)	482	(3,588)

Comprehensive income (loss)	$394	$2,349	$(4,292)

Net earnings (loss) per common share (Note 3):
Basic	$0.02	$0.06	$(0.02)
Diluted	$0.02	$0.06	$(0.02)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$11,677	$10,496
Accounts receivable	3,507	2,926
Due from State of Delaware	7,285	7,952
Inventories	1,910	1,912
Prepaid expenses and other	2,365	2,530
Receivable from Dover Motorsports, Inc.	7	—
Income taxes receivable	221	254
Deferred income taxes	—	1,308
Total current assets	26,972	27,378

Property and equipment, net	140,714	145,425
Other assets	594	672
Deferred income taxes	2,020	482
Total assets	$170,300	$173,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,749	$3,380
Purses due horsemen	7,649	7,473
Accrued liabilities	9,732	8,538
Payable to Dover Motorsports, Inc.	—	44
Deferred revenue	361	408
Revolving line of credit	25,250	31,500
Total current liabilities	46,741	51,343

Liability for pension benefits	7,897	7,606
Total liabilities	54,638	58,949

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 18,144,992 and 17,990,997, respectively	1,814	1,799
Class A common stock, $.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,869,623 and 14,870,673, respectively	1,487	1,487
Additional paid-in capital	5,669	5,424
Retained earnings	111,288	110,502
Accumulated other comprehensive loss	(4,596)	(4,204)
Total stockholders’ equity	115,662	115,008
Total liabilities and stockholders’ equity	$170,300	$173,957

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2016	2015	2014
Operating activities:
Net earnings (loss)	$786	$1,873	$(706)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	7,743	8,375	9,128
Amortization of credit facility origination fees	89	111	133
Stock-based compensation	326	375	580
Deferred income taxes	(36)	(508)	(723)
Impairment charge	—	—	358
Changes in assets and liabilities:
Accounts receivable	(581)	912	410
Due from State of Delaware	667	(694)	967
Inventories	2	(129)	174
Prepaid expenses and other	204	(146)	154
Receivable from/payable to Dover Motorsports, Inc.	(51)	66	(26)
Income taxes receivable	99	(197)	114
Accounts payable	149	(662)	(505)
Purses due horsemen	176	556	(1,061)
Accrued liabilities	1,149	211	(2,369)
Deferred revenue	(47)	19	(74)
Liability for pension benefits	(320)	(443)	(274)
Net cash provided by operating activities	10,355	9,719	6,280

Investing activities:
Capital expenditures	(2,812)	(1,651)	(900)
Purchase of available-for-sale securities	(55)	(16)	(35)
Proceeds from the sale of available-for-sale securities	49	8	26
Proceeds from sale of property and equipment	—	25	—
Net cash used in investing activities	(2,818)	(1,634)	(909)

Financing activities:
Borrowings from revolving line of credit	46,850	52,060	94,530
Repayments of revolving line of credit	(53,100)	(59,570)	(102,560)
Repurchase of common stock	(66)	(65)	(104)
Credit facility fees	(40)	(93)	(108)
Net cash used in financing activities	(6,356)	(7,668)	(8,242)

Net increase (decrease) in cash	1,181	417	(2,871)
Cash, beginning of year	10,496	10,079	12,950
Cash, end of year	$11,677	$10,496	$10,079

Supplemental information:
Interest paid	$778	$1,108	$1,589
Income tax payments, net of refunds received	$569	$1,547	$569
Change in accounts payable for capital expenditures	$220	$67	$—

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

We are a premier gaming and entertainment resort destination whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Doc Magrogan’s Oyster House, Frankie’s Italian restaurant, as well as several bars, restaurants and six retail outlets;

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

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis.  In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 48 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 29% of our gaming win comes from Maryland patrons and approximately 60% of our Capital Club® member gaming win comes from out of state patrons.

For the past several years, we have been engaged with the Delaware legislature, seeking to change the cost sharing structure that exists between video lottery agents, video lottery vendors, horsemen and the State, all in an effort to make the Delaware gaming industry more competitive in the regional marketplace.  Several bills have been introduced to implement one or more of the recommendations of the gaming industry and the legislatively created Lottery & Gaming Study Commission, but not enacted.  Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintaining our facility, and we may be required to take other actions in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

NOTE 2—Going Concern

At December 31, 2016, we had a credit agreement with a bank group (see NOTE 6 — Credit Facility). The maximum borrowing limit under the facility was $40,000,000 as of December 31, 2016 and the facility expires September 30, 2017. At December 31, 2016, there was $25,250,000 outstanding under the facility.  The credit facility is classified as a current liability as of December 31, 2016 in our consolidated balance sheets as the facility expires on September 30, 2017.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.  The report from our independent registered public accountants, KPMG LLP, dated March 1, 2017, includes an explanatory paragraph related to our ability to continue as a going concern.

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

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the following estimated useful lives:

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years after 2012 remain open to examination for federal and state income tax purposes.

We recognize interest expense and penalties on uncertain income tax positions as a component of interest expense.  No interest expense or penalties were recorded for uncertain income tax matters in 2016, 2015 or 2014.  As of December 31, 2016 and 2015, we had no liabilities for uncertain income tax matters.

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $1,652,000 and $1,660,000, respectively, at December 31, 2016 and 2015, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $18,784,000, $18,003,000 and $18,241,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of operations.

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

Advertising costs—Advertising costs are charged to operations as incurred.  Advertising expenses were $2,161,000, $2,135,000 and $2,171,000 in 2016, 2015 and 2014, respectively.

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

	2016	2015	2014
Net earnings (loss) per common share — basic and diluted:
Net earnings (loss)	$786	$1,873	$(706)
Allocation to nonvested restricted stock awards	20	44	—
Net earnings (loss) available to common stockholders	$766	$1,829	$(706)

Weighted-average shares outstanding	32,201	32,085	31,961

Net earnings (loss) per common share — basic and diluted	$0.02	$0.06	$(0.02)

There were no options outstanding and we paid no dividends during 2016, 2015 or 2014.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $326,000, $375,000 and $580,000 as general and administrative expenses for the years ended December 31, 2016, 2015 and 2014, respectively.  We recorded income tax benefit (expense) of $14,000, ($20,000) and $51,000 for the years ended December 31, 2016, 2015 and 2014, respectively, related to vesting of our restricted stock awards.

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

Recent accounting pronouncements—In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The adoption of this ASU is not expected to have an impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits, forfeitures, consideration of minimum statutory tax withholding requirements and classification on the statement of cash flows.  The update is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases.  The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years.  Early adoption is permitted.  We are currently analyzing the impact of this ASU and, at this time, we are unable to determine the impact on the new standard, if any, on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to present deferred income tax assets and deferred income tax liabilities as noncurrent in a classified balance sheet instead of the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted.  We adopted this ASU in the second quarter of 2016 on a prospective basis.

In July 2015, the FASB issued  ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires companies to measure inventory at lower of cost and net realizable value, versus lower of cost or market.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The adoption of this ASU is not expected to have an impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs as a direct reduction from the carrying amount of the related debt liability on the balance sheet.  In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03.  The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The update was effective January 1, 2016, required retrospective application and represented a change in accounting principle.  The adoption of this ASU did not have an impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures.  For each reporting period, management is required to evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year from the date the financial statements are issued.  The update was effective for the annual period ending after December 15, 2016.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for reporting periods beginning after December 15, 2016.  We are currently analyzing the impact of this ASU on our results of operations and, at this time, we are unable to determine the impact on the new standard, if any, on our consolidated financial statements.

NOTE 4—Property and Equipment

Property and equipment consists of the following as of December 31:

	2016	2015
Land	$785,000	$785,000
Casino facility	77,032,000	77,032,000
Hotel facility	113,685,000	113,599,000
Harness racing facilities	10,982,000	10,982,000
General facilities	16,798,000	16,781,000
Furniture, fixtures and equipment	58,642,000	56,871,000
Construction in progress	581,000	244,000
	278,505,000	276,294,000
Less accumulated depreciation	(137,791,000)	(130,869,000)
	$140,714,000	$145,425,000

NOTE 5—Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2016	2015
Point loyalty program	$1,652,000	$1,660,000
Payroll and related items	2,351,000	2,179,000
Win due to Delaware State Lottery Office	3,583,000	2,564,000
Other	2,146,000	2,135,000
	$9,732,000	$8,538,000

NOTE 6—Credit Facility

On September 1, 2016, we modified our credit agreement with our bank group.  The credit facility was modified to: extend the maturity date to September 30, 2017; adjust the maximum borrowing limit from $40,000,000 to $35,000,000 as of March 31, 2017 and through the date of maturity; modify the maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”); and delete the minimum consolidated tangible net worth requirement and the minimum consolidated earnings before interest, taxes, depreciation and amortization requirement.  The credit facility also contains a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at December 31, 2016) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by Dover Downs, Inc.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2016, there was $25,250,000 outstanding at an interest rate of 2.77% and $14,750,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at December 31, 2016 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2017, the expiration date of the facility.

The credit facility is classified as a current liability as of December 31, 2016 in our consolidated balance sheets as the facility expires on September 30, 2017.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The report from our independent registered public accountants, KPMG LLP, dated March 1, 2017, includes an explanatory paragraph related to our ability to continue as a going concern.

NOTE 7—Income Taxes

The current and deferred income tax (expense) benefit is as follows:

	Years ended December 31,
	2016	2015	2014
Current:
Federal	$(513,000)	$(972,000)	$(503,000)
State	(155,000)	(378,000)	(182,000)
	(668,000)	(1,350,000)	(685,000)
Deferred:
Federal	34,000	423,000	623,000
State	2,000	85,000	100,000
	36,000	508,000	723,000
Total income tax (expense) benefit	$(632,000)	$(842,000)	$38,000

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2016	2015	2014
Federal tax at statutory rate	34.0%	34.0%	(34.0)%
State taxes, net of federal benefit	6.0%	6.0%	3.7%
Non-deductible stock based compensation	8.4%	6.3%	24.8%
Federal tax credit for payroll tax on employee tips	(4.7)%	(14.6)%	—
Other	0.9%	(0.7)%	0.4%
Effective income tax rate	44.6%	31.0%	(5.1)%

The components of deferred income tax assets and liabilities are as follows as of December 31:

	2016	2015
Deferred income tax assets:
Point loyalty program	$656,000	$660,000
Accrued expenses	4,077,000	3,901,000
Net operating loss carry-forwards	—	91,000
Federal tax credit for payroll tax on employee tips	96,000	132,000
Other	236,000	297,000
Total deferred income tax assets	5,065,000	5,081,000
Valuation allowance	—	(91,000)
Net deferred income tax assets	5,065,000	4,990,000

Deferred income tax liabilities:
Depreciation — property and equipment	(3,045,000)	(3,200,000)
Total deferred income tax liabilities	(3,045,000)	(3,200,000)
Net deferred income tax assets	$2,020,000	$1,790,000

Amounts recognized in the consolidated balance sheet:
Current deferred income tax assets	$—	$1,308,000
Noncurrent deferred income tax assets	2,020,000	482,000
	$2,020,000	$1,790,000

NOTE 8—Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-

contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $304,000 and $287,000 as of December 31, 2016 and 2015, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 10 — Fair Value Measurements).

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$22,358,000	$23,787,000
Interest cost	867,000	948,000
Actuarial loss (gain)	502,000	(1,870,000)
Benefits paid	(540,000)	(507,000)
Benefit obligation at end of year	23,187,000	22,358,000

Change in plan assets:
Fair value of plan assets at beginning of year	14,442,000	14,655,000
Actual gain (loss) on plan assets	848,000	(59,000)
Employer contribution	210,000	353,000
Benefits paid	(540,000)	(507,000)
Fair value of plan assets at end of year	14,960,000	14,442,000

Unfunded status	$(8,227,000)	$(7,916,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2016	2015
Accrued liabilities	$(452,000)	$(407,000)
Liability for pension benefits	(7,775,000)	(7,509,000)
	$(8,227,000)	$(7,916,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension benefit (expense) at December 31 are as follows:

	2016	2015
Net actuarial loss, pre-tax	$7,704,000	$7,048,000

The components of net periodic pension benefit for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Interest cost	$867,000	$948,000	$915,000
Expected return on plan assets	(1,137,000)	(1,158,000)	(1,092,000)
Recognized net actuarial loss	136,000	146,000	32,000
	$(134,000)	$(64,000)	$(145,000)

For the year ending December 31, 2017, we expect to recognize the following amounts as components of net periodic benefit (expense) which are included in accumulated comprehensive loss as of December 31, 2016:

Actuarial loss	$157,000

The principal assumptions used to determine the net periodic pension benefit for the years ended December 31, 2016, 2015 and 2014, and the actuarial value of the benefit obligation at December 31, 2016 and 2015 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2016	2015	2014	2016	2015
Weighted-average discount rate	4.4%	4.1%	5.1%	4.3%	4.4%
Weighted-average rate of compensation increase	n/a	n/a	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%	n/a	n/a

Historically, we used a single weighted-average discount rate approach to determine the pension benefit obligation and the subsequent years’ interest cost component of the net periodic pension benefit.  The weighted-average discount rate was determined by matching estimated benefit payment cash flows to a yield curve derived from long-term, high-quality corporate bond curves.  This method represented the constant annual rate that would be required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date.  As of December 31, 2015, we elected to use a refined method, known as the spot rate approach, to determine the benefit obligation and the subsequent years’ interest cost component of the net periodic pension benefit.  This method uses individual spot rates along the yield curve that correspond with the timing of each benefit payment and will provide a more precise measurement of the interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The change in method did not impact the December 31, 2015 benefit obligation, but resulted in a slight decrease in the interest component of the net periodic pension benefit in 2016. We accounted for this as a change in estimate on a prospective basis.

For 2016, we assumed a long-term rate of return on plan assets of 8.0%.  In developing the 8.0% expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

In 2014, we adopted the Society of Actuaries’ (“SOA”) RP-2014 mortality tables and MP-2014 mortality improvement tables to determine our December 31, 2014 pension liability.  These updated mortality tables, along with a lower discount rate, resulted in the increase in the unfunded status of our pension plans and the increase in accumulated other comprehensive loss at December 31, 2014.  During 2015, we reviewed the SOA tables and adopted the MP-2015 mortality improvement tables which resulted in a decrease in our pension benefit obligation.  In determining the 2016 pension liability, we adopted the new updated MP-2016 mortality improvement tables.  These new mortality tables, along with the lower discount rate, resulted in an increase in our pension liability and accumulated other comprehensive loss at December 31, 2016.

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

The fair values of our pension assets as of December 31, 2016 by asset category are as follows (refer to NOTE 10 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stock	$1,210,000	$1,210,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	3,521,000	3,521,000	—	—
Equity-mid cap	1,419,000	1,419,000	—	—
Equity-small cap	287,000	287,000	—	—
Equity-international	1,666,000	1,666,000	—	—
Fixed income	5,649,000	5,649,000	—	—
Real estate	822,000	822,000	—	—
Money market	386,000	386,000	—	—
Total mutual funds/ETFs	13,750,000	13,750,000	—	—
Grand total	$14,960,000	$14,960,000	$—	$—

The fair values of our pension assets as of December 31, 2015 by asset category are as follows (refer to NOTE 10 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stock	$1,548,000	$1,548,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	2,962,000	2,962,000	—	—
Equity-mid cap	1,306,000	1,306,000	—	—
Equity-small cap	285,000	285,000	—	—
Equity-international	1,772,000	1,772,000	—	—
Fixed income	5,369,000	5,369,000	—	—
Real estate	799,000	799,000	—	—
Money market	401,000	401,000	—	—
Total mutual funds/ETFs	12,894,000	12,894,000	—	—
Grand total	$14,442,000	$14,442,000	$—	$—

We expect to contribute $290,000 to our defined benefit pension plans in 2017.

Estimated future benefit payments are as follows:

2017	$1,168,000
2018	$772,000
2019	$795,000
2020	$861,000
2021	$886,000
2022-2026	$5,328,000

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During 2016, 2015 and 2014, we recorded expenses of $124,000, $99,000 and $126,000, respectively, related to the SERP.  During 2016, 2015 and 2014, we contributed $99,000, $126,000 and $115,000 to the plan, respectively.  The liability for SERP pension benefits was $122,000 and $97,000 as of December 31, 2016 and 2015, respectively.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $833,000, $874,000 and $829,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 9—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$1,774	$1,487	$4,663	$109,335	$(1,095)
Net loss	—	—	—	(706)	—
Issuance of nonvested stock awards, net of forfeitures	21	—	(21)	—	—
Stock-based compensation	—	—	580	—	—
Change in net actuarial loss and prior service cost, net of income tax benefit of $2,365	—	—	—	—	(3,588)
Unrealized gain on available-for-sale securities, net of income tax expense of $2	—	—	—	—	3
Repurchase and retirement of common stock	(7)	—	(97)	—	—
Balance at December 31, 2014	1,788	1,487	5,125	108,629	(4,680)
Net earnings	—	—	—	1,873	—
Issuance of nonvested stock awards, net of forfeitures	18	—	(18)	—	—
Stock-based compensation	—	—	375	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $318	—	—	—	—	482
Unrealized loss on available-for-sale securities, net of income tax benefit of $4	—	—	—	—	(6)
Repurchase and retirement of common stock	(7)	—	(58)	—	—
Balance at December 31, 2015	1,799	1,487	5,424	110,502	(4,204)
Net earnings	—	—	—	786	—
Issuance of nonvested stock awards, net of forfeitures	22	—	(22)	—	—
Stock-based compensation	—	—	326	—	—
Change in net actuarial loss and prior service cost, net of income tax benefit of $261	—	—	—	—	(395)
Unrealized loss on available-for-sale securities, net of income tax expense of $1	—	—	—	—	3
Repurchase and retirement of common stock	(7)	—	(59)	—	—
Balance at December 31, 2016	$1,814	$1,487	$5,669	$111,288	$(4,596)

As of December 31, 2016 and 2015, accumulated other comprehensive loss consists of the following:

	2016	2015
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $3,080,000 and $2,819,000, respectively	$(4,624,000)	$(4,229,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $19,000 and $18,000, respectively	28,000	25,000
Accumulated other comprehensive loss	$(4,596,000)	$(4,204,000)

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

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2016 or 2015.  At December 31, 2016, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

During the years ended December 31, 2016, 2015 and 2014, we purchased and retired 67,555, 73,453 and 66,829 shares of our outstanding common stock for $66,000, $65,000 and $104,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  As of December 31, 2016, there were 1,258,465 shares available for granting options or stock awards.

Nonvested restricted stock activity for the year ended December 31, 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	775,900	$1.86
Granted	220,500	$0.97
Vested	(183,400)	$2.60
Nonvested at December 31, 2016	813,000	$1.45

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter.  The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 based on the weighted average grant date fair value was $477,000, $608,000 and $745,000, respectively.  The grant-date fair value of restricted stock awards granted during the years ended December 31, 2016, 2015 and 2014 was $0.97, $0.89 and $1.52, respectively.  We recorded, within general and administrative expenses, compensation expense of $326,000, $375,000 and $580,000 related to restricted stock awards for the years ended December 31, 2016, 2015 and 2014, respectively.  As of December 31, 2016, there was $565,000 of total deferred compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 3.3 years.

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2016 and 2015:

	Total	Level 1	Level 2	Level 3
2016
Available-for-sale securities	$304,000	$304,000	$—	$—

2015
Available-for-sale securities	$287,000	$287,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At December 31, 2016 and 2015, there was $25,250,000 and $31,500,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 6 — Credit Facility and therefore we believe approximate fair value.

NOTE 11—Related Party Transactions

During the years ended December 31, 2016, 2015 and 2014, we allocated costs of  $1,952,000, $1,851,000 and $1,910,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $158,000, $252,000 and $240,000, respectively, to us for the years ended December 31, 2016, 2015 and 2014.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2016, 2015 and 2014 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $876,000, $836,000 and $689,000, respectively.  Additionally, DVD invoiced us $200,000, $230,000 and $184,000, respectively, for tickets, their commission for suite catering and other services at DVD’s 2016, 2015 and 2014 NASCAR event weekends at Dover International Speedway.  As of December 31, 2016 and 2015, respectively, our consolidated balance sheet included a $7,000 receivable from and a $44,000 payable to DVD for the aforementioned items.  We settled these items in January of 2017 and 2016.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in our control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $8,800,000 to $10,800,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed.  We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,300,000 and $3,300,000 and these amounts have been included in the maximum contingent liability disclosed above.  This maximum tax gross up assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered.  Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants.  The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax.  We are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

NOTE 13—Quarterly Results (unaudited)

	March 31	June 30	September 30	December 31
Year Ended December 31, 2016
Revenues	$44,717,000	$46,224,000	$47,110,000	$44,241,000
Operating earnings (loss)	$34,000	$1,509,000	$1,013,000	$(275,000)
Net (loss) earnings	$(239,000)	$796,000	$520,000	$(291,000)
Net (loss) earnings per share-basic and diluted	$(0.01)	$0.02	$0.02	$(0.01)

Year Ended December 31, 2015
Revenues	$44,338,000	$45,301,000	$47,196,000	$46,111,000
Operating earnings	$41,000	$1,399,000	$1,216,000	$1,219,000
Net (loss) earnings	$(352,000)	$631,000	$826,000	$768,000
Net (loss) earnings per share-basic and diluted	$(0.01)	$0.02	$0.03	$0.02

Our quarterly operating results are affected by weather and the general economic conditions in the United States.  Additionally, given our high level of fixed operating costs, fluctuations in our business volume can lead to variations in quarterly operating results.