Form 10-Q
period 2017-03-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2017-05-04
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

As of April 24, 2017, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,283,009 shares
Class A Common Stock -	14,869,623 shares

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Gaming	$38,647	$39,358
Other operating	5,501	5,359
	44,148	44,717
Expenses:
Gaming	36,869	37,495
Other operating	3,950	3,973
General and administrative	1,331	1,328
Depreciation	1,946	1,887
	44,096	44,683

Operating earnings	52	34

Interest expense	(209)	(229)

Loss before income taxes	(157)	(195)

Income tax expense	(27)	(44)

Net loss	(184)	(239)

Change in pension net actuarial loss and prior service cost, net of income taxes	31	20

Unrealized (loss) gain on available-for-sale securities, net of income taxes	(2)	2

Comprehensive loss	$(155)	$(217)

Net loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$10,802	$11,677
Accounts receivable	2,815	3,507
Due from State of Delaware	1,889	7,285
Inventories	2,107	1,910
Prepaid expenses and other	2,134	2,365
Receivable from Dover Motorsports, Inc.	8	7
Income taxes receivable	242	221
Total current assets	19,997	26,972

Property and equipment, net	139,155	140,714
Other assets	584	594
Deferred income taxes	2,004	2,020
Total assets	$161,740	$170,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,932	$3,749
Purses due horsemen	2,084	7,649
Accrued liabilities	8,018	9,732
Deferred revenue	485	361
Revolving line of credit	24,000	25,250
Total current liabilities	38,519	46,741

Liability for pension benefits	7,660	7,897
Total liabilities	46,179	54,638

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 18,283,009 and 18,144,992, respectively	1,828	1,814
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,869,623 and 14,869,623, respectively	1,487	1,487
Additional paid-in capital	5,709	5,669
Retained earnings	111,104	111,288
Accumulated other comprehensive loss	(4,567)	(4,596)
Total stockholders’ equity	115,561	115,662
Total liabilities and stockholders’ equity	$161,740	$170,300

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(184)	$(239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,946	1,887
Amortization of credit facility origination fees	13	26
Stock-based compensation	128	103
Deferred income taxes	(3)	46
Changes in assets and liabilities:
Accounts receivable	692	(129)
Due from State of Delaware	5,396	5,289
Inventories	(197)	(26)
Prepaid expenses and other	226	559
Receivable from/payable to Dover Motorsports, Inc.	(1)	(54)
Income taxes receivable	(21)	28
Accounts payable	370	562
Purses due horsemen	(5,565)	(4,723)
Accrued liabilities	(1,714)	(848)
Deferred revenue	124	95
Liability for pension benefits	(186)	(149)
Net cash provided by operating activities	1,024	2,427

Investing activities:
Capital expenditures	(574)	(1,279)
Purchase of available-for-sale securities	(31)	(1)
Proceeds from sale of available-for-sale securities	30	—
Net cash used in investing activities	(575)	(1,280)

Financing activities:
Borrowings from revolving line of credit	29,730	15,450
Repayments of revolving line of credit	(30,980)	(15,950)
Repurchase of common stock	(74)	(66)
Net cash used in financing activities	(1,324)	(566)

Net (decrease) increase in cash	(875)	581
Cash, beginning of period	11,677	10,496
Cash, end of period	$10,802	$11,077

Supplemental information:
Interest paid	$192	$203
Income tax payments/(refunds received)	$51	$(31)
Change in accounts payable for capital expenditures	$(187)	$(67)

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 1, 2017.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 29% of our gaming win comes from Maryland patrons and approximately 61% of our Capital Club® member gaming win comes from out of state patrons.

For the past several years, we have been engaged with the Delaware legislature, seeking to change the cost sharing structure that exists between video lottery agents, video lottery vendors, horsemen and the State, all in an effort to make the Delaware gaming industry more competitive in the regional marketplace.  Several bills have been introduced to implement one or more of the recommendations of the gaming industry and the legislatively created Lottery & Gaming Study Commission, but not enacted.  Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintain our facility, and we may be required to take other actions in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

NOTE 3 - Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $139,362,000 and $137,791,000 as of March 31, 2017 and December 31, 2016, respectively.

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

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $1,673,000 and $1,652,000, respectively, at March 31, 2017 and December 31, 2016, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,512,000 and $4,576,000 for the three months ended March 31, 2017 and 2016, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of operations.

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

Advertising costs—Advertising costs are charged to operations as incurred.  Advertising expenses were $449,000 and $498,000 for the three months ended March 31, 2017 and 2016, respectively.

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

	Three Months Ended March 31,
	2017	2016
Net loss per common share — basic and diluted:
Net loss	$(184)	$(239)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(184)	$(239)

Weighted-average shares outstanding — basic and diluted	32,319	32,199

Net loss per common share — basic and diluted	$(0.01)	$(0.01)

There were no options outstanding and we paid no dividends during the three months ended March 31, 2017 or 2016.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $128,000 and $103,000 as general and administrative expenses for the three months ended March 31, 2017 and 2016, respectively.  We recorded income tax expense of $20,000 and $77,000 for the three months ended March 31, 2017 and 2016, respectively, related to vesting of our restricted stock awards.

Recent accounting pronouncements—In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits, forfeitures, consideration of minimum statutory tax withholding requirements and classification on the statement of cash flows.  The update was effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  We adopted this ASU in the first quarter of 2017, which did not have an impact to our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for reporting periods beginning after December 15, 2016.  We are currently analyzing the impact of this ASU on our results of operations and, at this time, we are unable to determine the impact of the new standard, if any, on our consolidated financial statements.

NOTE 4 — Credit Facility

At March 31, 2017, we had a $35,000,000 secured credit agreement with a bank group.  The credit facility expires on September 30, 2017.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at March 31, 2017) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.  The credit facility contains certain covenants including maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2017, there was $24,000,000 outstanding at an interest rate of 2.98% and $11,000,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at March 31, 2017 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2017, the expiration date of the facility.

The credit facility is classified as a current liability as of March 31, 2017 in our consolidated balance sheets as the facility expires on September 30, 2017.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 — Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $316,000 and $304,000 as of March 31, 2017 and December 31, 2016, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2017	2016
Interest cost	$206,000	$217,000
Expected return on plan assets	(301,000)	(285,000)
Recognized net actuarial loss	51,000	34,000
	$(44,000)	$(34,000)

We contributed $50,000 and $40,000 to our defined benefit pension plans during the three months ended March 31, 2017 and 2016, respectively.  We expect to contribute approximately $240,000 to our defined benefit pension plans during the remainder of 2017.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During the three months ended March 31, 2017 and 2016, we recorded expenses of $30,000 and $24,000, respectively, related to the SERP.  During the three months ended March 31, 2017 and 2016, we contributed $122,000 and $99,000 to the plan, respectively.  The liability for SERP pension benefits was $30,000 and $122,000 as of March 31, 2017 and December 31, 2016, respectively.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $209,000 and $202,000 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$1,814	$1,487	$5,669	$111,288	$(4,596)
Net loss	—	—	—	(184)	—
Issuance of nonvested stock awards, net of forfeitures	21	—	(21)	—	—
Stock-based compensation	—	—	128	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $20	—	—	—	—	31
Unrealized loss on available-for-sale securities, net of income tax benefit of $1	—	—	—	—	(2)
Repurchase and retirement of common stock	(7)	—	(67)	—	—
Balance at March 31, 2017	$1,828	$1,487	$5,709	$111,104	$(4,567)

As of March 31, 2017 and December 31, 2016, accumulated other comprehensive loss consists of the following:

	March 31, 2017	December 31, 2016
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $3,060,000 and $3,080,000, respectively	$(4,593,000)	$(4,624,000)
Accumulated unrealized gain on available- for-sale securities, net of income tax expense of $18,000 and $19,000, respectively	26,000	28,000
Accumulated other comprehensive loss	$(4,567,000)	$(4,596,000)

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.  See NOTE 4 — Credit Facility.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first three months of 2017 or 2016.  At March 31, 2017, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 208,500 and 220,500 stock awards under this plan during the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, there were 1,120,448 shares available for granting options or stock awards.

During the three months ended March 31, 2017 and 2016, we purchased and retired 70,483 and 67,555 shares of our outstanding common stock for $74,000 and $66,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2017 and December 31, 2016:

	Total	Level 1	Level 2	Level 3
March 31, 2017
Available-for-sale securities	$316,000	$316,000	$—	$—

December 31, 2016
Available-for-sale securities	$304,000	$304,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At March 31, 2017 and December 31, 2016, there was $24,000,000 and $25,250,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.

NOTE 8 - Related Party Transactions

During the three months ended March 31, 2017 and 2016, we allocated costs of $453,000 and $475,000, respectively to Dover Motorsports, Inc. (“DVD”), a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $31,000 and $83,000, respectively, to us for the three months ended March 31, 2017 and 2016.  The allocations were based on an analysis of each company’s share of the costs.  As of March 31, 2017 and December 31, 2016, our consolidated balance sheets included an $8,000 and $7,000 receivable from DVD for the aforementioned items.  These items were settled in April and January of 2017, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Approximately 88% of our revenue is gaming revenue.  Several factors contribute to the win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the market,

•                  The quantity and types of slot machines and table games available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels,

•                  Marketing programs, and

•                  General economic conditions.

Our entertainment complex is located in Dover, the capital of the State of Delaware.  We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive.  According to the 2010 United States Census, approximately 36.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, currently only the three existing horse racing facilities in the State are allowed to have a video lottery gaming license.  In recent years, additional gaming venues have opened in Maryland and Pennsylvania.  These venues are having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Our property is similar to properties found in the country’s largest gaming markets.  Our luxury hotel is the only casino-hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our recently enhanced slot marketing system to allow for more efficient marketing programs and the highest levels of customer service.  Our facility offers approximately 41,500 square feet of multi-use event space — the most space of any hotel in Delaware.

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

Results of Operations

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

Gaming revenues decreased by $711,000, or 1.8%, to $38,647,000 in the first quarter of 2017 primarily as a result of lower commissions from wagering on harness races and a lower table game hold percentage.

Other operating revenues were $5,501,000 in the first quarter of 2017 as compared to $5,359,000 in the first quarter of 2016.  Rooms revenue increased slightly to $976,000 in the first quarter of 2017 as compared to $936,000 in the first quarter of 2016.  Food and beverage revenues increased slightly to $3,401,000 in the first quarter of 2017 from $3,359,000 in the first quarter of 2016 due primarily to higher banquet sales.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,512,000 and $4,576,000 in the first quarter of 2017 and 2016, respectively.

Gaming expenses decreased by $626,000, or 1.7%, as a result of the lower gaming revenues.

Other operating expenses remained consistent at $3,950,000 in the first quarter of 2017 as compared to $3,973,000 in the first quarter of 2016.

General and administrative expenses remained consistent at $1,331,000 in the first quarter of 2017 as compared to $1,328,000 in the first quarter of 2016.

Depreciation expense increased to $1,946,000 in the first quarter of 2017 from $1,887,000 in the first quarter of 2016 as a result of capital spending in 2016 and the first quarter of 2017.

Interest expense decreased by $20,000 primarily due to lower outstanding borrowings in the first quarter of 2017, partially offset by slightly higher rates.

Our effective income tax rate was (17.2%) in the first quarter of 2017 as compared to (22.6%) in the first quarter of 2016.  The rates were impacted by the non-deductible portion of the restricted stock awards that vested during the first quarter of 2017 and 2016.

Liquidity and Capital Resources

Net cash provided by operating activities was $1,024,000 in the first three months of 2017 compared to $2,427,000 in the first three months of 2016.  The decrease was primarily due to the timing of payments to the Delaware State Lottery Office for its portion of the slot win and the timing of reimbursements from the State for harness racing purses we paid.

Net cash used in investing activities was $575,000 in the first three months of 2017 compared to $1,280,000 in the first three months of 2016 and was primarily related to capital improvements in both periods.  Capital expenditures in the first three months of 2017 related primarily to facility and equipment and information systems upgrades.  Capital expenditures in the first three months of 2016 related primarily to information systems and facility and equipment upgrades.

Net cash used in financing activities was $1,324,000 in the first three months of 2017 compared to $566,000 in the first three months of 2016.  During the first quarter of 2017, we had net repayments of $1,250,000 on our credit facility compared to $500,000 during the first quarter of 2016.  We repurchased and retired $74,000 and $66,000 of our outstanding common stock during the first quarter of 2017 and 2016, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first quarter of 2017 or 2016.  At March 31, 2017, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $2,000,000 - $2,250,000 during the remainder of 2017.  Additionally, we expect to contribute approximately $240,000 to our defined benefit pension plans during the remainder of 2017.

At March 31, 2017, we had a $35,000,000 secured credit agreement with a bank group.  The credit facility expires on September 30, 2017.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at March 31, 2017) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.  The credit facility contains certain covenants including maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2017, there was $24,000,000 outstanding at an interest rate of 2.98% and $11,000,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at March 31, 2017 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2017, the expiration date of the facility.

The credit facility is classified as a current liability as of March 31, 2017 in our consolidated balance sheets as the facility expires on September 30, 2017.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance or extend the maturity of our outstanding credit facility prior to its expiration on September 30, 2017.

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  These new venues — including several in Maryland — have had a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 29% of our gaming win comes from Maryland patrons and approximately 61% of our Capital Club® member gaming win comes from out-of-state patrons.

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

Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintain our facility, and we may be required to take other actions in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

Contractual Obligations

At March 31, 2017, we had the following contractual obligations:

		Payments Due by Period
	Total	2017	2018 — 2019	2020 — 2021	Thereafter
Revolving line of credit(a)	$24,000,000	$24,000,000	$—	$—	$—
Estimated interest payments on revolving line of credit(b)	358,000	358,000	—	—	—
Defined benefit pension plan contributions	240,000	240,000	—	—	—
	$24,598,000	$24,598,000	$—	$—	$—

(a) Our current credit facility expires on September 30, 2017.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2017 and current interest rates through the expiration date.

Related Party Transactions

See NOTE 8 — Related Party Transactions to our consolidated financial statements included elsewhere in this document for a full description of related party transactions.

Critical Accounting Policies

For a summary of our critical accounting policies and the means by which we develop estimates thereon, see “Part II - Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in our 2016 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2016 Annual Report on Form 10-K.

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

Based on their evaluation as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We Have a Significant Amount of Indebtedness

As of March 31, 2017, we had total outstanding debt of $24,000,000 under our credit facility.  The facility is classified as a current liability as of March 31, 2017 in our consolidated balance sheets as the facility expires on September 30, 2017.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  This indebtedness and any future increases in our outstanding borrowings or decreases in our results of operations could:

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

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings and many analysts believe that the market is showing signs of saturation, in part due to the fact that new gaming venues often result in a substantial loss of business to existing locations.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 29% of our gaming win comes from Maryland patrons and approximately 61% of our Capital Club® member gaming win comes from out of state patrons.

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

Without legislative relief, we may be unable to refinance or extend the maturity of our credit facility on favorable terms or may default on our obligations, we may be unable to allocate sufficient resources to marketing and promotions in order to compete effectively in the regional marketplace, we may be unable to allocate sufficient resources to maintain our facility, and we may be required to take other actions in order to manage expenses - especially with respect to operations that have operated at a loss, such as table games.  Such actions could adversely affect our business, financial condition, operating results and cash flow.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first quarter of 2017.  At March 31, 2017, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Downs Gaming & Entertainment, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016; (ii) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	May 4, 2017	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance, Treasurer, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)