Form 10-Q
period 2017-06-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2017-08-04
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 27, 2017, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,283,009 shares
Class A Common Stock -	14,869,623 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Gaming	$36,418	$39,058	$75,065	$78,416
Other operating	6,887	7,166	12,388	12,525
	43,305	46,224	87,453	90,941
Expenses:
Gaming	34,970	36,741	71,839	74,236
Other operating	4,737	4,726	8,687	8,699
General and administrative	1,289	1,295	2,620	2,623
Depreciation	2,086	1,953	4,032	3,840
	43,082	44,715	87,178	89,398

Operating earnings	223	1,509	275	1,543

Interest expense	(208)	(218)	(417)	(447)

Earnings (loss) before income taxes	15	1,291	(142)	1,096

Income tax benefit (expense)	17	(495)	(10)	(539)

Net earnings (loss)	32	796	(152)	557

Change in pension net actuarial loss and prior service cost, net of income taxes	30	21	61	41

Unrealized gain on available-for-sale securities, net of income taxes	3	1	1	3

Comprehensive income (loss)	$65	$818	$(90)	$601

Net earnings (loss) per common share:
Basic	$—	$0.02	$—	$0.02
Diluted	$—	$0.02	$—	$0.02

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$10,446	$11,677
Accounts receivable	2,394	3,507
Due from State of Delaware	3,827	7,285
Inventories	2,187	1,910
Prepaid expenses and other	2,755	2,365
Receivable from Dover Motorsports, Inc.	33	7
Income taxes receivable	96	221
Total current assets	21,738	26,972

Property and equipment, net	137,701	140,714
Other assets	571	594
Deferred income taxes	2,144	2,020
Total assets	$162,154	$170,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,301	$3,749
Purses due horsemen	3,867	7,649
Accrued liabilities	8,315	9,732
Deferred revenue	453	361
Revolving line of credit	—	25,250
Total current liabilities	15,936	46,741

Revolving line of credit	23,000	—
Liability for pension benefits	7,534	7,897
Total liabilities	46,470	54,638
Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 18,283,009 and 18,144,992, respectively	1,828	1,814
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,869,623 and 14,869,623, respectively	1,487	1,487
Additional paid-in capital	5,767	5,669
Retained earnings	111,136	111,288
Accumulated other comprehensive loss	(4,534)	(4,596)
Total stockholders’ equity	115,684	115,662
Total liabilities and stockholders’ equity	$162,154	$170,300

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net (loss) earnings	$(152)	$557
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	4,032	3,840
Amortization of credit facility origination fees	26	52
Stock-based compensation	186	177
Deferred income taxes	(165)	(47)
Changes in assets and liabilities:
Accounts receivable	1,113	962
Due from State of Delaware	3,458	3,655
Inventories	(277)	(139)
Prepaid expenses and other	(389)	193
Receivable from/payable to Dover Motorsports, Inc.	(26)	(58)
Income taxes receivable/payable	124	410
Accounts payable	(271)	155
Purses due horsemen	(3,782)	(3,139)
Accrued liabilities	(1,417)	(1,221)
Deferred revenue	92	132
Liability for pension benefits	(261)	(211)
Net cash provided by operating activities	2,291	5,318

Investing activities:
Capital expenditures	(1,196)	(1,939)
Purchase of available-for-sale securities	(40)	(11)
Proceeds from sale of available-for-sale securities	38	9
Net cash used in investing activities	(1,198)	(1,941)

Financing activities:
Borrowings from revolving line of credit	46,720	20,830
Repayments of revolving line of credit	(48,970)	(24,330)
Repurchase of common stock	(74)	(66)
Net cash used in financing activities	(2,324)	(3,566)

Net decrease in cash	(1,231)	(189)
Cash, beginning of period	11,677	10,496
Cash, end of period	$10,446	$10,307

Supplemental information:
Interest paid	$390	$404
Income tax payments, net of refunds received	$51	$174
Change in accounts payable for capital expenditures	$(177)	$(67)

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 1, 2017.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 27% of our gaming win comes from Maryland patrons and approximately 62% of our Capital Club® member gaming win comes from out of state patrons.

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

NOTE 3 - Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $141,190,000 and $137,791,000 as of June 30, 2017 and December 31, 2016, respectively.

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

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $1,707,000 and $1,652,000, respectively, at June 30, 2017 and December 31, 2016, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $4,333,000 and $8,845,000, and $4,578,000 and $9,154,000 for the three and six-month periods ended June 30, 2017 and 2016, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of operations.

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

Advertising costs—Advertising costs are charged to operations as incurred.  Advertising expenses were $518,000 and $967,000, and $533,000 and $1,031,000 for the three and six-month periods ended June 30, 2017 and 2016, respectively.

Net earnings (loss)per common share—Nonvested share-based payment awards that include rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing basic and diluted net earnings (loss) per common share (“EPS”)  is applied for all periods presented.  The following table sets forth the computation of EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings (loss) per common share — basic and diluted:
Net earnings (loss)	$32	$796	$(152)	$557
Allocation to nonvested restricted stock awards	1	20	—	14
Net earnings (loss) available to common stockholders	$31	$776	$(152)	$543

Weighted-average shares outstanding — basic and diluted	32,322	32,202	32,321	32,200

Net earnings (loss) per common share — basic and diluted	$—	$0.02	$—	$0.02

There were no options outstanding and we paid no dividends during the three and six-month periods ended June 30, 2017 or 2016.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $58,000 and $186,000, and $74,000 and $177,000 as general and administrative expenses for the three and six-month periods ended June 30, 2017 and 2016, respectively.  We recorded income tax benefit (expense) of $23,000 and $3,000, and $30,000 and ($47,000) for the three and six-month periods ended June 30, 2017 and 2016, respectively, related to vesting of our restricted stock awards.

Recent accounting pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America.  The FASB has recently issued several amendments to the standard, including clarification on accounting for and identifying performance obligations.  The standard can be applied using the full retrospective method or retrospectively with the cumulative effect initially applying the guidance recognized at the date of initial application.  We anticipate adopting the ASU using the retrospective with cumulative effect method.  The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services.  Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We anticipate adopting this standard effective January 1, 2018.

We expect the most significant effect on our consolidated financial statements will be related to the accounting for our point loyalty program and casino promotional allowances.  We are currently analyzing the impact of these changes on our results of operations and, at this time, we are unable to determine the impact of the new standard on our consolidated financial statements.

NOTE 4 — Credit Facility

At June 30, 2017, we had a $35,000,000 secured credit agreement with a bank group.  The credit facility was to expire on September 30, 2017.  On July 25 2017, we modified our credit agreement with our bank group.  The credit facility was modified to: extend the maturity date to September 30, 2018, and adjust the maximum borrowing limit from $35,000,000 to $32,500,000 as of March 31, 2018 and through the date of maturity.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at June 30, 2017) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.  The credit facility contains certain covenants including maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2017, there was $23,000,000 outstanding at an interest rate of 3.22% and $12,000,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at June 30, 2017 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2018, the expiration date of the facility.

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

NOTE 5 — Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $325,000 and $304,000 as of June 30, 2017 and December 31, 2016, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost	$206,000	$217,000	$412,000	$434,000
Expected return on plan assets	(301,000)	(285,000)	(602,000)	(570,000)
Recognized net actuarial loss	51,000	34,000	102,000	68,000
	$(44,000)	$(34,000)	$(88,000)	$(68,000)

We contributed $61,000 and $111,000, and $50,000 and $90,000 to our defined benefit pension plans during the three and six-month periods ended June 30, 2017 and 2016, respectively.  We expect to contribute approximately $180,000 to our defined benefit pension plans during the remainder of 2017.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During the three and six-month periods ended June 30, 2017 and 2016, we recorded expenses of $30,000 and $60,000, and $22,000 and $46,000, respectively, related to the SERP.  During the three and six-month periods ended June 30, 2017 and 2016, we contributed $0 and $122,000, and $0 and $99,000 to the plan, respectively.  The liability for SERP pension benefits was $60,000 and $122,000 as of June 30, 2017 and December 31, 2016, respectively.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $223,000 and $432,000, and $183,000 and $385,000 for the three and six-month periods ended June 30, 2017 and 2016, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$1,814	$1,487	$5,669	$111,288	$(4,596)
Net loss	—	—	—	(152)	—
Issuance of nonvested stock awards, net of forfeitures	21	—	(21)	—	—
Stock-based compensation	—	—	186	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $41	—	—	—	—	61
Unrealized gain on available-for-sale securities, net of income tax expense of $1	—	—	—	—	1
Repurchase and retirement of common stock	(7)	—	(67)	—	—
Balance at June 30, 2017	$1,828	$1,487	$5,767	$111,136	$(4,534)

As of June 30, 2017 and December 31, 2016, accumulated other comprehensive loss consists of the following:

	June 30, 2017	December 31, 2016
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $3,039,000 and $3,080,000, respectively	$(4,563,000)	$(4,624,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $20,000 and $19,000, respectively	29,000	28,000
Accumulated other comprehensive loss	$(4,534,000)	$(4,596,000)

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.  See NOTE 4 — Credit Facility.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first six months of 2017 or 2016.  At June 30, 2017, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 208,500 and 220,500 stock awards under this plan during the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017, there were 1,120,448 shares available for granting options or stock awards.

During the six months ended June 30, 2017 and 2016, we purchased and retired 70,483 and 67,555 shares of our outstanding common stock for $74,000 and $66,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have vested in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of June 30, 2017 and December 31, 2016:

	Total	Level 1	Level 2	Level 3
June 30, 2017
Available-for-sale securities	$325,000	$325,000	$—	$—

December 31, 2016
Available-for-sale securities	$304,000	$304,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At June 30, 2017 and December 31, 2016, there was $23,000,000 and $25,250,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.

NOTE 8 - Related Party Transactions

During the three and six-month periods ended June 30, 2017 and 2016, we allocated costs of $516,000 and $969,000, and $520,000 and $995,000, respectively to Dover Motorsports, Inc. (“DVD”), a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $109,000 and $140,000, and $28,000 and $111,000, respectively, to us for the three and six-month periods ended June 30, 2017 and 2016.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2017 and 2016 spring NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $460,000 and $426,000 during the three and six-month periods ended June 30, 2017 and 2016, respectively.  Additionally, DVD invoiced us $107,000 and $91,000 during the three and six-month periods ended June 30, 2017 and 2016, respectively, for tickets, their commission for suite catering and other services to the NASCAR events.  As of June 30, 2017 and December 31, 2016, respectively, our consolidated balance sheets included a $33,000 and $7,000 receivable from DVD for the aforementioned items.  These items were settled in July and January of 2017, respectively.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Results of Operations

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

Gaming revenues decreased by $2,640,000, or 6.8%, to $36,418,000 in the second quarter of 2017 primarily as a result of lower slot machine play, as well as smaller decreases in all other gaming revenues.  We believe that our revenues were impacted by the increased competition in regional gaming markets in 2017.

Other operating revenues were $6,887,000 in the second quarter of 2017 as compared to $7,166,000 in the second quarter of 2016.  Rooms revenue decreased slightly to $1,921,000 in the second quarter of 2017 as compared to $2,012,000 in the second quarter of 2016.  Food and beverage revenues decreased to $3,822,000 in the second quarter of 2017 from $4,030,000 in the second quarter of 2016 due primarily to lower banquet sales.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $4,333,000 and $4,578,000 in the second quarter of 2017 and 2016, respectively.

Gaming expenses decreased by $1,771,000, or 4.8%, as a result of the lower gaming revenues.

Other operating expenses remained consistent at $4,737,000 in the second quarter of 2017 as compared to $4,726,000 in the second quarter of 2016 despite the lower revenue primarily due to higher food cost of sales.

General and administrative expenses remained consistent at $1,289,000 in the second quarter of 2017 as compared to $1,295,000 in the second quarter of 2016.

Depreciation expense increased to $2,086,000 in the second quarter of 2017 from $1,953,000 in the second quarter of 2016 as a result of capital spending in 2016 and the first six months of 2017.

Interest expense decreased by $10,000 primarily due to lower outstanding borrowings in the second quarter of 2017, partially offset by slightly higher rates.

Our effective income tax rate was (113.3%) in the second quarter of 2017 as compared to 38.3% in the second quarter of 2016.  The effective tax rate in the second quarter of 2017 was impacted by a federal income tax credit for payroll taxes incurred on customer tips paid to our employees.  Additionally, the 2017 rate was impacted by a larger extent due to the lower pre-tax earnings.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

Gaming revenues decreased by $3,351,000, or 4.3%, to $75,065,000 in the first six months of 2017 primarily as a result of lower slot machine play, as well as smaller decreases in all other gaming revenues.  We believe that our revenues continue to be negatively impacted from the overall increased competition in regional gaming markets.

Other operating revenues were $12,388,000 in the first six months of 2017 as compared to $12,525,000 in the first six months of 2016.  Rooms revenue decreased slightly to $2,897,000 in the first six months of 2017 from $2,948,000 in the first six months of 2016.  Food and beverage revenues decreased to $7,223,000 in the first six months of 2017 from $7,389,000 in the first six months of 2016 due primarily to lower banquet sales.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $8,845,000 and $9,154,000 in the first six months of 2017 and 2016, respectively.

Gaming expenses decreased by $2,397,000, or 3.2%, primarily as a result of the lower gaming revenues.

Other operating expenses remained consistent at $8,687,000 in the first six months of 2017 as compared to $8,699,000 in the first six months of 2016.  While our variable costs decreased, they were offset by increased fixed costs during the second quarter of 2017.

General and administrative expenses remained consistent at $2,620,000 in the first six months of 2017 as compared to $2,623,000 in the first six months of 2016.

Depreciation expense increased to $4,032,000 in the first six months of 2017 from $3,840,000 in the first six months of 2016 as a result of capital spending in 2016 and the first six months of 2017.

Interest expense decreased by $30,000 primarily due to lower outstanding borrowings in the first six months of 2017, partially offset by slightly higher rates.

Our effective income tax rate was (7.0%) in the first six months of 2017 as compared to 49.2% in the first six months of 2016.  The rates were impacted by the non-deductible portion of the restricted stock awards that vested during the first quarter of 2017 and 2016.  Additionally, the effective tax rate in the first six months of 2017 was impacted by a federal income tax credit for payroll taxes incurred on customer tips paid to our employees.  The 2017 rate was impacted by a larger extent due to the pre-tax loss.

Liquidity and Capital Resources

Net cash provided by operating activities was $2,291,000 in the first six months of 2017 compared to $5,318,000 in the first six months of 2016.  The decrease was primarily due to the timing of payments to vendors, the timing of reimbursements from the State for harness racing purses we paid, and the decrease in earnings before depreciation.

Net cash used in investing activities was $1,198,000 in the first six months of 2017 compared to $1,941,000 in the first six months of 2016 and was primarily related to capital improvements in both periods.  Capital expenditures in the first six months of 2017 related primarily to facility and equipment and information systems upgrades.  Capital expenditures in the first six months of 2016 related primarily to information systems and facility and equipment upgrades.

Net cash used in financing activities was $2,324,000 in the first six months of 2017 compared to $3,566,000 in the first six months of 2016.  During the first six months of 2017, we had net repayments of $2,250,000 on our credit facility compared to $3,500,000 during the first six months of 2016.  We repurchased and retired $74,000 and $66,000 of our outstanding common stock during the first six months of 2017 and 2016, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first six months of 2017 or 2016.  At June 30, 2017, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $1,250,000 during the remainder of 2017.  Additionally, we expect to contribute approximately $180,000 to our defined benefit pension plans during the remainder of 2017.

At June 30, 2017, we had a $35,000,000 secured credit agreement with a bank group.  The credit facility was to expire on September 30, 2017.  On July 25, 2017, we modified our credit agreement with our bank group.  The credit facility was modified to: extend the maturity date to September 30, 2018, and adjust the maximum borrowing limit from $35,000,000 to $32,500,000 as of March 31, 2018 and through the date of maturity.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at June 30, 2017) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.  The credit facility contains certain covenants including maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2017, there was $23,000,000 outstanding at an interest rate of 3.22% and $12,000,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at June 30, 2017 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2018, the expiration date of the facility.

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

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance or extend the maturity of our outstanding credit facility prior to its expiration on September 30, 2018.

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  These new venues — including several in Maryland — have had a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 27% of our gaming win comes from Maryland patrons and approximately 62% of our Capital Club® member gaming win comes from out-of-state patrons.

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

The Commission reconvened in September 2014 to consider previous and make further recommendations relative to the gaming industry.  The Commission’s findings and recommendations were released in January 2015 and included: increasing the State’s share of vendor costs associated with slot machines; eliminating the annual table game license fee; reducing the State’s share of table game win; and providing each video lottery agent a credit of up to 5% of video lottery proceeds to be used for marketing expenditures and a credit of up to 5% of video lottery proceeds to be used for capital expenditures.  Delaware State Senate Bill 30 was introduced in January 2015 in order to implement the Commission’s recommendations, but it was not released from the Senate Finance Committee for action.  In January 2016, Senate Bill 183 was introduced to phase in some of the Commission’s recommendations over the next four years and to authorize internet sports betting in Delaware, but it was not acted upon prior to the end of the 2016 legislative session.  No gaming legislation was introduced in 2017 and the 2017 legislative session has ended.

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

Contractual Obligations

At June 30, 2017, we had the following contractual obligations:

		Payments Due by Period
	Total	2017	2018 — 2019	2020 — 2021	Thereafter
Revolving line of credit(a)	$23,000,000	$—	$23,000,000	$—	$—
Estimated interest payments on revolving line of credit(b)	741,000	185,000	556,000	—	—
Defined benefit pension plan contributions	180,000	180,000	—	—	—
	$23,921,000	$365,000	$23,556,000	$—	$—

(a) Our current credit facility expires on September 30, 2018.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of June 30, 2017 and current interest rates through the expiration date.

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

Based on their evaluation as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We Have a Significant Amount of Indebtedness

As of June 30, 2017, we had total outstanding debt of $23,000,000 under our credit facility.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  This indebtedness and any future increases in our outstanding borrowings or decreases in our results of operations could:

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

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings and many analysts believe that the market is showing signs of saturation, in part due to the fact that new gaming venues often result in a substantial loss of business to existing locations.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 27% of our gaming win comes from Maryland patrons and approximately 62% of our Capital Club® member gaming win comes from out of state patrons.

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

In July 2013, the Delaware legislature created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The Commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the legislature only enacted a vendor cost sharing recommendation and asked the Commission to reconvene to consider previous and make further recommendations relative to the gaming industry.  The Commission’s findings and recommendations were released in January 2015 and included: increasing the State’s share of vendor costs associated with slot machines; eliminating the annual table game license fee; reducing the State’s share of table game win; and providing each video lottery agent a credit of up to 5% of video lottery proceeds to be used for marketing expenditures and a credit of up to 5% of video lottery proceeds to be used for capital expenditures.  Delaware State Senate Bill 30 was introduced in January 2015 in order to implement the Commission’s recommendations, but it was not released from the Senate Finance Committee for action.  In January 2016, Senate Bill 183 was introduced to phase in some of the Commission’s recommendations over the next four years and to authorize internet sports betting in Delaware, but it was not acted upon prior to the end of the 2016 legislative session.  No gaming legislation was introduced in 2017 and the 2017 legislative session has ended.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first six months of 2017.  At June 30, 2017, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Downs Gaming & Entertainment, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016; (ii) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	August 4, 2017	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)