Form 10-K
period 2017-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2018-03-01
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒  Emerging Growth Company ☐

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant was $18,647,539 as of June 30, 2017 (the last day of our most recently completed second quarter).

As of February 19, 2018, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock — 18,413,587 shares    Class A Common Stock — 14,869,623 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held April 25, 2018 are incorporated by reference into Part III, Items 10 through 14 of this report.

Part I

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

Item 1.                                 Business

We are a premier gaming and entertainment resort destination whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Frankie’s Italian restaurant, as well as several bars, restaurants and six retail outlets;

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

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis.  In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 49 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 28% of our gaming win comes from Maryland patrons and approximately 60% of our Capital Club® member gaming win comes from out of state patrons.

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

Dover Downs Casino

Our casino opened in December 1995 with approximately 500 slot machines.  Due to its popularity, the casino has expanded six times since its opening.  The casino complex features 165,000 square-feet of space and houses approximately 2,300 slot machines,  40 table games including blackjack, craps and roulette, and 12 poker tables at December 31, 2017.  We are open for business 24 hours per day, seven days per week.  Our facilities are open every day of the year, except Christmas and Easter, and we estimate that the facility was visited by approximately 1.8 million patrons in 2017.

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

We use sophisticated database marketing to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club®, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs.  Membership in this club currently stands at approximately 127,000 active patrons in one of three tiers — Capital Gold®, Capital Platinum® or Platinum Elite®.

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

Dover Downs Hotel

Our luxury hotel facility, the Dover Downs Hotel and Conference Center, is the largest hotel in the State of Delaware and connects to our casino.  The facility includes 500 rooms, including eleven luxury spa suites, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and a luxurious 6,000 square-foot full-

service spa.  Our facility offers 41,500 square feet of multi-use event space, the most of any hotel in Delaware.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, spa facilities, trade shows and conferences, we believe we are able to attract new patrons and lengthen the stay of current patrons and encourage visits from patrons who may have a more convenient gaming option.  In 2017, hotel occupancy averaged 82% and the hotel was awarded the AAA Four Diamond Award for the fifteenth consecutive year.

Dover Downs Raceway

Dover Downs Raceway has presented pari-mutuel harness racing events for 49 consecutive years.  Live harness races are conducted at Dover Downs Raceway from November until April and are simulcast to more than 300 tracks and other off-track betting locations across North America on each of our 106 scheduled live race dates.  During our harness racing season, we have historically used the 5/8-mile harness racing track that is located on DVD’s property and is on the inside of its one-mile motorsports superspeedway.  In order to continue this historic use, DVD granted a perpetual easement to the harness track to us at the time of the spin-off.  This perpetual easement allows us to have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The easement requires that we maintain the harness track but does not require the payment of any rent.  Additional amenities include the Winners Circle® Restaurant overlooking the horse racing track.

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

We have an agreement with the Delaware Standardbred Owner’s Association, Inc. (“DSOA”) effective October 4, 2017 and continuing through August 31, 2020.  DSOA’s membership consists of owners, trainers and drivers of harness horses participating in harness race meetings at our facilities and elsewhere in the United States and Canada.  The DSOA has been organized and exists for the purpose of promoting the sport of harness racing; improving the lot of owners, drivers and trainers of harness racing horses participating in race meetings; establishing health, welfare and insurance programs for owners, drivers and trainers of harness racing horses; negotiating with harness racing tracks on behalf of owners, trainers, drivers and grooms of harness racing horses; and generally rendering assistance to them whenever and wherever possible.  Under the DSOA agreement, we are required to distribute as purses for races conducted at our facilities a percentage of our retained share of pari-mutuel revenues.

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

Harness Racing and Pari-Mutuel Wagering

Licensing Requirements.  Harness racing in the State of Delaware is governed by the Delaware Harness Racing Commission.  We hold a license from the Commission by which we are authorized to hold harness race meetings on our premises and to make, conduct and sell pools by the use of pari-mutuel machines or totalizators.  The license must be renewed on an annual basis.  The Commission may reject an application for a license for any cause which it deems sufficient and the action of the Commission is final.  The Commission may also suspend or revoke a license which it has issued and its action in that respect is final, subject to review, upon questions of law only, by the Superior Court of the County within which the license was granted.  The action of the Commission stands unless and until reversed by the Court.  We have received an annual license from the Commission for the past 49 consecutive years and management believes that our relationship with the Commission remains good.  However, there can be no assurances that we will continue to be licensed by the Commission in the future.

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

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings and many analysts believe that the market is showing signs of saturation, in part due to the fact that new gaming venues often result in a substantial loss of business to existing locations.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 28% of our gaming win comes from Maryland patrons and approximately 60% of our Capital Club® member gaming win comes from out of state patrons.

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

We use a sophisticated database marketing program to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club, a players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs.  Membership in this club currently stands at approximately 127,000 active patrons.  We attempt to increase attendance at both our casino and hotel through effective promotional use of our database and by making improvements to our facilities and gaming offerings based on what we learn from our Capital Club members.  For example, we continually add the most popular machines, have added live table games, as well as multi-player electronic table games and other amenities requested by our customers.  We began offering internet gaming in 2013.

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

Employees

As of December 31, 2017, we had 1,346 employees, of which 849 were full-time.  We engage temporary personnel to assist during our live harness racing season.  None of our employees are party to a collective bargaining agreement and we believe that our relationship with our employees is good.

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

We Have a Significant Amount of Indebtedness

As of December 31, 2017, we had total outstanding debt of $19,900,000 under our credit facility.  The credit facility is classified as a current liability as of December 31, 2017 in our consolidated balance sheets as the facility expires on September 30, 2018.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  This indebtedness and any future increases in our outstanding borrowings or decreases in our results of operations could:

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

In addition, our credit facility contains financial ratios that we are required to meet and other restrictive covenants that, among other things, limit or restrict our ability to borrow additional funds, make acquisitions, create liens on our properties, make investments and prohibit the payment of dividends.  Our ability to meet these financial ratios and covenants can be affected by events beyond our control, and there can be no assurance that we will meet them.  If there were an event of default under our credit facility, the lenders could elect to declare all amounts outstanding to be immediately due and payable.

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

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings and many analysts believe that the market is showing signs of saturation, in part due to the fact that new gaming venues often result in a substantial loss of business to existing locations.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 28% of our gaming win comes from Maryland patrons and approximately 60% of our Capital Club® member gaming win comes from out of state patrons.

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

In July 2013, the Delaware legislature created a Lottery & Gaming Study Commission responsible for examining the competitive marketplace confronting the Delaware gaming industry, including the business performance and business plans of existing lottery agents, the marketing efforts and investments made by Delaware video lottery agents, and the division of revenue from the video lottery, sports lottery, table games and internet gaming.  The Commission’s findings and recommendations were released in March 2014 and included: the State sharing certain vendor costs that the three Delaware video lottery agents currently pay associated with slot machines; reducing the State’s share of table game win; and eliminating the annual table game license fee.  On July 1, 2014, the legislature only enacted a vendor cost sharing recommendation and asked the Commission to reconvene to consider previous and make further recommendations relative to the gaming industry.  The Commission’s findings and recommendations were released in January 2015 and included: increasing the State’s share of vendor costs associated with slot machines; eliminating the annual table game license fee; reducing the State’s share of table game win; and providing each video lottery agent a credit of up to 5% of video lottery proceeds to be used for marketing expenditures and a credit of up to 5% of video lottery proceeds to be used for capital expenditures.  Delaware State Senate Bill 30 was introduced in January 2015 in order to implement the Commission’s recommendations, but it was not released from the Senate Finance Committee for action.  In January 2016, Senate Bill 183 was introduced to phase in some of the Commission’s recommendations over the next four years and to authorize internet sports betting in Delaware, but it was not acted upon prior to the end of the 2016 legislative session.  In January 2018, Senate Bill 144 (the “Bill”) was introduced to implement certain recommendations from the Commission; it also included items from the 2017 recommendations of the statutorily created Video Lottery Advisory Council.  The Bill has not yet been released from committee.  It would revise the State’s share of gross table game revenues from 29% to 15% and eliminate the table game license fee. In addition, the State’s share of gross slot machine revenues would be calculated by a reinstated and updated tiered structure as provided for in the original 1994 gaming legislation, but use a range from 32% to 43.5% (after certain administrative and vendor costs).  The Bill would also remove the prohibition against video lottery agents operating on Christmas or Easter.

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

Item 1B.                        Unresolved Staff Comments

We have not received any written comments that were issued within 180 days before December 31, 2017, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.                                 Properties

We own our principal executive office located in Dover, Delaware and the Dover Downs Hotel & Casino.  The casino is a 165,000-square foot complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, and our Race & Sports Book operation.  The hotel is a 500 room AAA Four Diamond hotel with conference, banquet, ballroom and concert hall facilities.  We have a perpetual easement to Dover Downs Raceway — our harness racing track.  Our casino offers pari-mutuel wagering on live racing from this raceway and simulcast horse races.  The casino facility includes the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Frankie’s Italian restaurant, as well as several bars, restaurants and six retail outlets, all of which are located at our entertainment complex situated on approximately 69 acres of owned land.

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

Part II

Item 5.                                 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “DDE.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of February 19, 2018, there were 18,413,587 shares of common stock and 14,869,623 shares of Class A common stock outstanding.  There were 516 holders of record for common stock and 14 holders of record for Class A common stock.

The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2017 and 2016 are detailed in the following table.

Quarter Ended:	High	Low	Dividends Declared
December 31, 2017	$1.07	$0.92	$—
September 30, 2017	$1.18	$0.95	$—
June 30, 2017	$1.18	$1.01	$—
March 31, 2017	$1.17	$1.01	$—

December 31, 2016	$1.21	$1.03	$—
September 30, 2016	$1.15	$0.92	$—
June 30, 2016	$1.13	$0.96	$—
March 31, 2016	$1.19	$0.82	$—

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2017.  At December 31, 2017, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

Dover Downs Gaming & Entertainment, Inc. is a premier gaming and entertainment resort destination whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Frankie’s Italian restaurant, as well as several bars, restaurants and six retail outlets;

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

Approximately 86% of our revenue is gaming revenue.  Several factors contribute to the win for any gaming company, including, but not limited to:

•                  Proximity to major population bases,

•                  Competition in the market,

•                  The quantity and types of slot machines and table games available,

•                  The quality of the physical property,

•                  Other amenities offered on site,

•                  Customer service levels,

•                  Marketing programs, and

•                  General economic conditions.

Our entertainment complex is located in Dover, the capital of the State of Delaware.  We draw patrons from several major metropolitan areas. Philadelphia, Baltimore and Washington, D.C. are all within a two hour drive.  According to the 2010 United States Census, approximately 36.8 million people live within 150 miles of our complex.  There are significant barriers to entry related to the gaming business in Delaware.  By law, currently only the three existing horse racing facilities in the State are allowed to have a video lottery gaming license.  In recent years, additional gaming venues have opened in Maryland and Pennsylvania.  These venues are having a significant adverse effect on our visitation numbers, our revenues and our profitability.  Our property is similar to properties found in the country’s largest gaming markets.  Our luxury hotel is the only casino-hotel in Delaware, providing a strong marketing tool, especially to higher-end players.  We also utilize our state-of-the-art slot marketing system to allow for more efficient marketing programs and the highest levels of customer service.  Our facility offers approximately 41,500 square feet of multi-use event space — the most space of any hotel in Delaware.

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

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Gaming revenues decreased by $4,692,000, or 3.0%, to $152,534,000 in 2017 primarily as a result of lower slot machine play, and to a lesser extent a decline in horse racing commissions and a lower table game hold percentage.  Partially offsetting these decreases was an increase in revenues from sports wagering.  We believe that our revenues continue to be negatively impacted from the overall increased competition in regional gaming markets.

Other operating revenues were $24,390,000 in 2017 as compared to $25,066,000 in 2016.  Rooms revenue decreased $260,000 to $5,583,000 in 2017 from $5,843,000 in 2016 due primarily to lower transient and convention sales, partially offset by higher tour & travel sales.  Food and beverage revenues decreased $260,000 to $14,246,000 in 2017 from $14,506,000 in 2016 due primarily to lower banquet sales.  Lower concert revenues in 2017 as compared to 2016 also contributed to the decrease in other operating revenues.  Other operating revenues do not include the retail amount of promotional allowances which are provided to customers on a complimentary basis of $18,812,000 and $18,784,000 in 2017 and 2016, respectively.

Gaming expenses decreased by $3,368,000, or 2.3%, primarily as a result of the lower gaming revenues.

Other operating expenses decreased to $17,140,000 in 2017 as compared to $17,316,000 in 2016, primarily as a result of lower employee wages and benefit costs, partially offset by increased food costs.

General and administrative expenses decreased to $5,174,000 in 2017 as compared to $5,375,000 in 2016 primarily as a result of lower wages and benefit costs.

Depreciation expense increased to $8,168,000 in 2017 from $7,743,000 in 2016 as a result of capital spending in 2017 and 2016.

Interest expense decreased by $23,000 primarily due to lower outstanding borrowings in 2017, partially offset by slightly higher interest rates.

Our effective income tax rate was (75.9%) in 2017 as compared to 44.6% in 2016.  The 2017 rate was impacted by the passage of the Tax Cuts and Jobs Act in December which lowered our federal income tax rate to 21% beginning in 2018.  This required us to revalue our net deferred federal tax assets at December 31, 2017.

Net (loss) earnings were ($1,068,000) in 2017 as compared to $786,000 in 2016.  Excluding the impact of the Tax Cuts and Jobs Act, our adjusted net (loss) earnings were ($406,000) in 2017 as compared to $786,000 in 2016.

	2017	2016
Net (loss) earnings	$(1,068,000)	$786,000
Impact of the Tax Cuts and Jobs Act	662,000	—
Adjusted net (loss) earnings	$(406,000)	$786,000

The above financial information is presented using other than generally accepted accounting principles (“non-GAAP”) and is reconciled to comparable information presented using GAAP.  Non-GAAP adjusted net (loss) earnings is derived by adjusting amounts determined in accordance with GAAP for the impact of the Tax Cuts and Jobs Act.  We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations.  This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to net (loss) earnings which is determined in accordance with GAAP.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $6,700,000 in 2017 compared to $10,355,000 in 2016.  The decrease was primarily due to the lower earnings before depreciation, the timing of payments to the Delaware State Lottery Office for its portion of the slot win, and the timing of payments to vendors and harness racing purses.  These decreases were partially offset by lower income tax payments in 2017.

Net cash used in investing activities was $2,204,000 in 2017 compared to $2,818,000 in 2016 and was primarily related to capital improvements in both periods.  Capital expenditures in 2017 related primarily to hotel room renovations, facility and equipment and information systems upgrades.  Capital expenditures in 2016 related primarily to facility and equipment and information systems upgrades.

Net cash used in financing activities was $5,459,000 in 2017 compared to $6,356,000 in 2016.  During 2017, we had net repayments of $5,350,000 on our credit facility compared to $6,250,000 during 2016.  We repurchased and retired $74,000 and $66,000 of our outstanding common stock during 2017 and 2016, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.  As a result of amending our credit agreement in 2017 and 2016, we paid $35,000 and $40,000 in bank fees, respectively.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2017 or 2016.  At December 31, 2017, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $2,500,000 - $3,000,000 during 2018.  Additionally, we expect to contribute approximately $490,000 to our defined benefit pension plans in 2018.

On July 25, 2017, we modified our credit agreement with our bank group.  The credit facility was modified to: extend the maturity date to September 30, 2018, and adjust the maximum borrowing limit from $35,000,000 to $32,500,000 as of March 31, 2018 and through the date of maturity.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at December 31, 2017) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.  The credit facility contains certain covenants including maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2017, there was $19,900,000 outstanding at an interest rate of 3.56% and $15,100,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at December 31, 2017 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2018, the expiration date of the facility.

The credit facility is classified as a current liability as of December 31, 2017 in our consolidated balance sheets as the facility expires on September 30, 2018.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance or extend the maturity of our outstanding credit facility prior to its expiration on September 30, 2018.

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  These new venues — including several in Maryland — have had a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 28% of our gaming win comes from Maryland patrons and approximately 60% of our Capital Club® member gaming win comes from out-of-state patrons.

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

The Commission reconvened in September 2014 to consider previous and make further recommendations relative to the gaming industry.  The Commission’s findings and recommendations were released in January 2015 and included: increasing the State’s share of vendor costs associated with slot machines; eliminating the annual table game license fee; reducing the State’s share of table game win; and providing each video lottery agent a credit of up to 5% of video lottery proceeds to be used for marketing expenditures and a credit of up to 5% of video lottery proceeds to be used for capital expenditures.  Delaware State Senate Bill 30 was introduced in January 2015 in order to implement the Commission’s recommendations, but it was not released from the Senate Finance Committee for action.  In January 2016, Senate Bill 183 was introduced to phase in some of the Commission’s recommendations over the next four years and to authorize internet sports betting in Delaware, but it was not acted upon prior to the end of the 2016 legislative session.  In January 2018, Senate Bill 144 (the “Bill”) was introduced to implement certain recommendations from the Commission; it also included items from the 2017 recommendations of the statutorily created Video Lottery Advisory Council.  The Bill has not yet been released from committee.  It would revise the State’s share of gross table game revenues from 29% to 15% and eliminate the table game license fee. In addition, the State’s share of gross slot machine revenues would be calculated by a reinstated and updated tiered structure as provided for in the original 1994 gaming legislation, but use a range from 32% to 43.5% (after certain administrative and vendor costs).  The Bill would also remove the prohibition against video lottery agents operating on Christmas or Easter.

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

Contractual Obligations

At December 31, 2017, we had the following contractual obligations:

		Payments Due by Period
	Total	2018	2019 – 2020	2021 – 2022	Thereafter
Revolving line of credit(a)	$19,900,000	$19,900,000	$—	$—	$—
Estimated interest payments on revolving line of credit(b)	532,000	532,000	—	—	—
Defined benefit pension plan contributions	490,000	490,000	—	—	—
	$20,922,000	$20,922,000	$—	$—	$—

(a) Our current credit facility expires on September 30, 2018.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2017 and current interest rates through the expiration date.

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

Based on their evaluation as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)         Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

(c)          Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                        Other Information

None.

Part III

Item 10.         Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 are incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2018.

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

Executive Officers of the Registrant.  As of December 31, 2017, our executive officers were:

Name	Position	Age	Term of Office

Denis McGlynn	President and Chief Executive Officer	71	11/79 to date

Edward J. Sutor	Executive Vice President and Chief Operating Officer	67	3/99 to date

Timothy R. Horne	Sr. Vice President-Finance, Treasurer and Chief Financial Officer	51	11/96 to date

Klaus M. Belohoubek	Sr.Vice President-General Counsel and Secretary	58	7/99 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board since our spin-off from DVD in 2002.  Mr. Tippie also serves as Chairman of the Board to DVD as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 38 years.  Mr. McGlynn also serves as President and Chief Executive Officer to DVD.

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

Item 11.         Executive Compensation

The information called for by this Item 11 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2018.

Item 12.                          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information called for by this Item 12 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2018.

Equity Compensation Plan Information

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Refer to NOTE 9 — Stockholders’ Equity to our consolidated financial statements included elsewhere in this document for further discussion.  Securities authorized for issuance under equity compensation plans at December 31, 2017 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,064,926

Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,064,926

Item 13.         Certain Relationships And Related Transactions, And Director Independence

The information called for by this Item 13 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2018.

Item 14.         Principal Accounting Fees And Services

The information called for by this Item 14 is incorporated by reference to our Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on April 25, 2018.

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

3.2	Amended and Restated By-laws of Dover Downs Gaming & Entertainment, Inc. dated March 1, 2017 (incorporated herein by reference to Exhibit 3.2 to the Form 10-K filed on March 1, 2017).

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

10.3	Agreement between Dover Downs, Inc. and Delaware Standardbred Owners Association, Inc. effective October 4, 2017.

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

10.10

Modification and Reaffirmation Agreement between Dover Downs Gaming and Entertainment, Inc., Dover Downs, Inc. and Dover Downs Gaming and Management Corp. and Citizens Bank, National Association, as agent, dated as of July 25, 2017 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on July 26, 2017).

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

10.16

Amendment to certain agreements between Dover Downs Gaming & Entertainment, Inc. and certain executives dated June 15, 2011 (incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated June 15, 2011).

10.17

Non-Compete Agreement between Dover Downs Gaming & Entertainment, Inc. and Henry B. Tippie dated June 16, 2004 (incorporated herein by reference to Exhibit 10.7 to the Form 10-Q filed on August 6, 2004).

10.18	Dover Downs Gaming & Entertainment, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 30, 2012).

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

101

The following materials from the Dover Downs Gaming & Entertainment, Inc. annual report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Income for the years ended December 31, 2017, 2016 and 2015; (ii) Consolidated Balance Sheets as of December 31, 2017 and 2016; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	March 1, 2018	Dover Downs Gaming & Entertainment, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President and Chief Executive Officer and Director	March 1, 2018
Denis McGlynn	(Principal Executive Officer)

/s/ Timothy R. Horne	Sr. Vice President — Finance, Treasurer,	March 1, 2018
Timothy R. Horne	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering either of them to sign this report, or any amendments, on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	March 1, 2018
Henry B. Tippie

/s/ Patrick J. Bagley	Director and Chairman of the Audit Committee	March 1, 2018
Patrick J. Bagley

/s/ Jeffrey W. Rollins	Director	March 1, 2018
Jeffrey W. Rollins

/s/ R. Randall Rollins	Director	March 1, 2018
R. Randall Rollins

/s/ Richard K. Struthers	Director	March 1, 2018
Richard K. Struthers

/s/ Denis McGlynn	As Attorney-in-Fact	March 1, 2018
Denis McGlynn	and Director

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Dover Downs Gaming & Entertainment, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of earnings (loss) and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s credit facility expires on September 30, 2018 and at present no agreement has been reached to refinance the debt, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(signed) KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
March 1, 2018

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	Years ended December 31,
	2017	2016	2015
Revenues:
Gaming	$152,534	$157,226	$157,922
Other operating	24,390	25,066	25,024
	176,924	182,292	182,946
Expenses:
Gaming	146,209	149,577	148,595
Other operating	17,140	17,316	16,602
General and administrative	5,174	5,375	5,499
Depreciation	8,168	7,743	8,375
	176,691	180,011	179,071

Operating earnings	233	2,281	3,875

Interest expense	(840)	(863)	(1,160)

(Loss) earnings before income taxes	(607)	1,418	2,715

Income tax expense	(461)	(632)	(842)

Net (loss) earnings	(1,068)	786	1,873

Unrealized gain (loss) on available-for-sale securities, net of income taxes	6	3	(6)

Change in pension net actuarial loss and prior service cost, net of income taxes	(109)	(395)	482

Comprehensive (loss) income	$(1,171)	$394	$2,349

Net (loss) earnings per common share (Note 3):
Basic	$(0.03)	$0.02	$0.06
Diluted	$(0.03)	$0.02	$0.06

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$10,714	$11,677
Accounts receivable	3,557	3,507
Due from State of Delaware	5,720	7,285
Inventories	1,928	1,910
Prepaid expenses and other	2,840	2,365
Receivable from Dover Motorsports, Inc.	7	7
Income taxes receivable	318	221
Total current assets	25,084	26,972

Property and equipment, net	134,527	140,714
Other assets	564	594
Deferred income taxes	1,630	2,020
Total assets	$161,805	$170,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,769	$3,749
Purses due horsemen	5,814	7,649
Accrued liabilities	9,811	9,854
Deferred revenue	316	361
Revolving line of credit	19,900	25,250
Total current liabilities	39,610	46,863

Liability for pension benefits	7,483	7,775
Total liabilities	47,093	54,638

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 18,272,809 and 18,144,992, respectively	1,827	1,814
Class A common stock, $.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,869,623 and 14,869,623, respectively	1,487	1,487
Additional paid-in capital	5,877	5,669
Retained earnings	110,220	111,288
Accumulated other comprehensive loss	(4,699)	(4,596)
Total stockholders’ equity	114,712	115,662
Total liabilities and stockholders’ equity	$161,805	$170,300

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2017	2016	2015
Operating activities:
Net (loss) earnings	$(1,068)	$786	$1,873
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	8,168	7,743	8,375
Amortization of credit facility origination fees	57	89	111
Stock-based compensation	295	326	375
Deferred income taxes	457	(36)	(508)
Changes in assets and liabilities:
Accounts receivable	(50)	(581)	912
Due from State of Delaware	1,565	667	(694)
Inventories	(18)	2	(129)
Prepaid expenses and other	(446)	204	(146)
Receivable from/payable to Dover Motorsports, Inc.	—	(51)	66
Income taxes receivable	(96)	99	(197)
Accounts payable	232	149	(662)
Purses due horsemen	(1,835)	176	556
Accrued liabilities	(79)	1,174	184
Deferred revenue	(45)	(47)	19
Liability for pension benefits	(437)	(345)	(416)
Net cash provided by operating activities	6,700	10,355	9,719

Investing activities:
Capital expenditures	(2,193)	(2,812)	(1,651)
Purchase of available-for-sale securities	(59)	(55)	(16)
Proceeds from the sale of available-for-sale securities	48	49	8
Proceeds from sale of property and equipment	—	—	25
Net cash used in investing activities	(2,204)	(2,818)	(1,634)

Financing activities:
Borrowings from revolving line of credit	69,280	46,850	52,060
Repayments of revolving line of credit	(74,630)	(53,100)	(59,570)
Repurchase of common stock	(74)	(66)	(65)
Credit facility fees	(35)	(40)	(93)
Net cash used in financing activities	(5,459)	(6,356)	(7,668)

Net (decrease) increase in cash	(963)	1,181	417
Cash, beginning of year	11,677	10,496	10,079
Cash, end of year	$10,714	$11,677	$10,496

Supplemental information:
Interest paid	$780	$778	$1,108
Income tax payments, net of refunds received	$101	$569	$1,547
Change in accounts payable for capital expenditures	$(212)	$220	$67

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

We are a premier gaming and entertainment resort destination whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Frankie’s Italian restaurant, as well as several bars, restaurants and six retail outlets;

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

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis.  In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 49 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

In recent years, the mid-Atlantic region has experienced an unprecedented expansion in gaming venues and gaming offerings.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 28% of our gaming win comes from Maryland patrons and approximately 60% of our Capital Club® member gaming win comes from out of state patrons.

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

NOTE 2—Going Concern

At December 31, 2017, we had a credit agreement with a bank group (see NOTE 6 — Credit Facility). The maximum borrowing limit under the facility was $35,000,000 as of December 31, 2017 and the facility expires September 30, 2018.  At December 31, 2017, there was $19,900,000 outstanding under the facility.  The credit facility is classified as a current liability as of December 31, 2017 in our consolidated balance sheets as the facility expires on September 30, 2018.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.  The report from our independent registered public accountants, KPMG LLP, dated March 1, 2018, includes an explanatory paragraph related to our ability to continue as a going concern.

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

Investments—Investments, which consist of mutual funds, are classified as available-for-sale and reported at fair-value in other assets in our consolidated balance sheets.  Changes in fair value are reported in other comprehensive (loss) income.  See NOTE 9 — Stockholders’ Equity and NOTE 10 — Fair Value Measurements for further discussion.

Inventories—Inventories consisting primarily of food, beverage and operating supplies are stated at the lower of cost or net realizable value with cost being determined on the first-in, first-out basis.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years after 2013 remain open to examination for federal and state income tax purposes.

We recognize interest expense and penalties on uncertain income tax positions as a component of interest expense.  No interest expense or penalties were recorded for uncertain income tax matters in 2017, 2016 or 2015.  As of December 31, 2017 and 2016, we had no liabilities for uncertain income tax matters.

Point loyalty program—We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period they are earned.  The estimated amount of points redeemable for cash is recorded as a reduction of gaming revenue and the estimated amount of points redeemable for services and merchandise is recorded as gaming expense.  In determining the amount of the liability, which was $1,700,000 and $1,652,000, respectively, at December 31, 2017 and 2016, we estimate a redemption rate, a cost of rewards to be offered and the mix of cash, goods and services for which reward points will be redeemed.  We use historical data to estimate those amounts.

Revenue and expense recognition—Gaming revenues represent (i) the net win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel rooms revenue, food and beverage sales and other miscellaneous income.  Revenues do not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items of $18,812,000, $18,784,000 and $18,003,000 for the years ended December 31, 2017, 2016 and 2015, respectively.  The estimated direct cost of providing these items has been charged to the casino through interdepartmental allocations and is included in gaming expenses in the consolidated statements of (loss) earnings.

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

Advertising costs—Advertising costs are charged to operations as incurred.  Advertising expenses were $2,034,000, $2,161,000 and $2,135,000 in 2017, 2016 and 2015, respectively.

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

	2017	2016	2015
Net (loss) earnings per common share — basic and diluted:
Net (loss) earnings	$(1,068)	$786	$1,873
Allocation to nonvested restricted stock awards	—	20	44
Net (loss) earnings available to common stockholders	$(1,068)	$766	$1,829

Weighted-average shares outstanding	32,321	32,201	32,085

Net (loss) earnings per common share — basic and diluted	$(0.03)	$0.02	$0.06

There were no options outstanding and we paid no dividends during 2017, 2016 or 2015.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $295,000, $326,000 and $375,000 as general and administrative expenses for the years ended December 31, 2017, 2016 and 2015, respectively.  We recorded income tax benefit (expense) of $48,000, $14,000 and ($20,000) for the years ended December 31, 2017, 2016 and 2015, respectively, related to vesting of our restricted stock awards.

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

Recent accounting pronouncements—In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides the option to reclassify certain income tax effects related to the Tax Cuts and Jobs Act passed in December of 2017 between accumulated other comprehensive income and retained earnings and also requires additional disclosures.  The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized.  We are currently analyzing the impact of this ASU and, at this time, we have not yet determined whether we will elect to make this optional reclassification.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).  ASU 2017-07 provides guidance on the presentation of the service cost component and the other components of net period pension cost in the consolidated statements of (loss) earnings.  The standard is effective for annual and interim reporting periods beginning after December 15,

2017 and requires retrospective adoption.  We adopted this ASU in the first quarter of 2018, which did not have a material impact to our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this ASU in the first quarter of 2018.  The adoption of this ASU did not have an impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits, forfeitures, consideration of minimum statutory tax withholding requirements and classification on the statement of cash flows.  The update was effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  We adopted this ASU in the first quarter of 2017, which did not have a material impact to our consolidated financial statements.

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

In July 2015, the FASB issued  ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires companies to measure inventory at lower of cost and net realizable value, versus lower of cost or market.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The update was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We adopted this ASU in the first quarter of 2017, which did not have an impact to our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America.  The FASB has issued several amendments to the standard, including clarification on accounting for and identifying performance obligations.  The standard can be applied using the full retrospective method or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application.

The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services.  Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We will adopt this standard effective January 1, 2018 using the full retrospective method.

We have almost completed our analysis of the new standard across all of our revenue streams to evaluate its impact.  We expect the most significant effect on our consolidated financial statements will be related to the accounting for our point loyalty program and casino promotional allowances, which will impact the classification of revenues between gaming and other operating.

Under our point loyalty program, customers earn points based on the volume of their gaming activity.  All reward points earned by customers are expensed in the period earned.  Prior to the adoption of ASU 2014-09, the estimated amount of points redeemable for cash was recorded as a reduction of gaming revenue and the estimated cost of points redeemable for services and merchandise was recorded as gaming expense.  Our liability for unredeemed points was based on the estimated costs of services or merchandise to be provided and estimated redemption rates.  Under the new standard, points awarded under our point loyalty program are considered a material right given to the customers based on their gaming play and the promise to provide points to customers is accounted for as a separate performance obligation.  The new standard requires us to allocate the revenues associated with the customers’ gaming activity between gaming revenue and the value of the points earned after factoring in the likelihood of redemption.  As a result, gaming revenues are reduced with a corresponding increase to other operating revenues or our point liability.  The value of the unredeemed points will now be determined based on the estimated standalone selling price of the points earned.  The revenue associated with the points earned is recognized in the period in which they are redeemed.  As a result of applying the new standard, we expect to increase our point liability and reduce our retained earnings balance at January 1, 2016 by approximately $500,000.  We will recast prior period results; however, the impact to our quarterly operating earnings for the years 2016 and 2017 is expected to be less than $50,000 and is not considered material.

Prior to the adoption of ASU 2014-09, other operating revenues did not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided without charge to customers as promotional items.  The estimated direct cost of providing these items was charged to the casino through interdepartmental allocations and included in gaming marketing expenses.  The new standard requires the complimentary items to be considered a separate performance obligation, which requires us to allocate a portion of revenue from a gaming transaction to other operating revenue based on the estimated standalone selling prices of the promotional items provided.  For example, when a casino customer is given a complimentary room, we are now required to allocate a portion of the casino revenue earned from the customer to rooms revenue based on the estimated standalone selling price of the room.  As a result of applying the new standard, we expect a significant decrease in gaming revenue and expenses and a similar increase in other operating revenue and expenses.  However, due to the complexity and nature of the gaming industry, the quantitative effects of these changes have not yet been determined and are still being analyzed.

Reclassifications—Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net earnings.

NOTE 4—Property and Equipment

Property and equipment consists of the following as of December 31:

	2017	2016
Land	$785,000	$785,000
Casino facility	77,027,000	77,032,000
Hotel facility	113,763,000	113,685,000
Harness racing facilities	10,982,000	10,982,000
General facilities	16,935,000	16,798,000
Furniture, fixtures and equipment	58,960,000	58,642,000
Construction in progress	222,000	581,000
	278,674,000	278,505,000
Less accumulated depreciation	(144,147,000)	(137,791,000)
	$134,527,000	$140,714,000

NOTE 5—Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2017	2016
Point loyalty program	$1,700,000	$1,652,000
Payroll and related items	2,558,000	2,351,000
Win due to Delaware State Lottery Office	3,688,000	3,583,000
Other	1,865,000	2,268,000
	$9,811,000	$9,854,000

NOTE 6—Credit Facility

On July 25 2017, we modified our credit agreement with our bank group.  The credit facility was modified to: extend the maturity date to September 30, 2018, and adjust the maximum borrowing limit from $35,000,000 to $32,500,000 as of March 31, 2018 and through the date of maturity.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at December 31, 2017) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.  The credit facility contains certain covenants including maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2017, there was $19,900,000 outstanding at an interest rate of 3.56% and $15,100,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at December 31, 2017 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2018, the expiration date of the facility.

The credit facility is classified as a current liability as of December 31, 2017 in our consolidated balance sheets as the facility expires on September 30, 2018.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The report from our independent registered public accountants, KPMG LLP, dated March 1, 2018, includes an explanatory paragraph related to our ability to continue as a going concern.

NOTE 7—Income Taxes

The current and deferred income tax (expense) benefit is as follows:

	Years ended December 31,
	2017	2016	2015
Current:
Federal	$—	$(513,000)	$(972,000)
State	(4,000)	(155,000)	(378,000)
	(4,000)	(668,000)	(1,350,000)
Deferred:
Federal	(495,000)	34,000	423,000
State	38,000	2,000	85,000
	(457,000)	36,000	508,000
Total income tax expense	$(461,000)	$(632,000)	$(842,000)

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2017	2016	2015
Federal tax at statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.4%	6.0%	6.0%
Non-deductible stock based compensation	(11.8)%	8.4%	6.3%
Federal tax credit for payroll tax on employee tips	6.7%	(4.7)%	(14.6)%
Tax Cuts and Jobs Act	(109.2)%	—	—
Other	(1.0)%	0.9%	(0.7)%
Effective income tax rate	(75.9)%	44.6%	31.0%

The components of deferred income tax assets and liabilities are as follows as of December 31:

	2017	2016
Deferred income tax assets:
Point loyalty program	$474,000	$656,000
Accrued expenses	2,827,000	4,077,000
Federal tax credits	131,000	96,000
Other	129,000	236,000
Total deferred income tax assets	3,561,000	5,065,000

Deferred income tax liabilities:
Depreciation — property and equipment	(1,931,000)	(3,045,000)
Total deferred income tax liabilities	(1,931,000)	(3,045,000)
Net deferred income tax assets	$1,630,000	$2,020,000

Amounts recognized in the consolidated balance sheet:
Noncurrent deferred income tax assets	$1,630,000	$2,020,000

The passage of the Tax Cuts and Jobs Act in December of 2017 lowered our federal income tax rate to 21% beginning in 2018 requiring us to revalue our net deferred federal tax assets at December 31, 2017.  This resulted in a $662,000 decrease in our net deferred income tax assets and a corresponding increase in deferred income tax expense.

NOTE 8—Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $344,000 and $304,000 as of December 31, 2017 and 2016, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 10 — Fair Value Measurements).

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$23,187,000	$22,358,000
Interest cost	873,000	867,000
Actuarial loss	1,597,000	502,000
Benefits paid	(629,000)	(540,000)
Benefit obligation at end of year	25,028,000	23,187,000

Change in plan assets:
Fair value of plan assets at beginning of year	14,960,000	14,442,000
Actual gain on plan assets	2,436,000	848,000
Employer contribution	290,000	210,000
Benefits paid	(629,000)	(540,000)
Fair value of plan assets at end of year	17,057,000	14,960,000

Unfunded status	$(7,971,000)	$(8,227,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2017	2016
Accrued liabilities	$(488,000)	$(452,000)
Liability for pension benefits	(7,483,000)	(7,775,000)
	$(7,971,000)	$(8,227,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension benefit (expense) at December 31 are as follows:

	2017	2016
Net actuarial loss, pre-tax	$7,885,000	$7,704,000

The components of net periodic pension benefit for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Interest cost	$873,000	$867,000	$948,000
Expected return on plan assets	(1,181,000)	(1,137,000)	(1,158,000)
Recognized net actuarial loss	161,000	136,000	146,000
	$(147,000)	$(134,000)	$(64,000)

For the year ending December 31, 2018, we expect to recognize the following amount as a component of net periodic benefit (expense) which is included in accumulated comprehensive loss as of December 31, 2017:

Actuarial loss	$163,000

The principal assumptions used to determine the net periodic pension benefit for the years ended December 31, 2017, 2016 and 2015, and the actuarial value of the benefit obligation at December 31, 2017 and 2016 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2017	2016	2015	2017	2016
Weighted-average discount rate	4.3%	4.4%	4.1%	3.9%	4.3%
Weighted-average rate of compensation increase	n/a	n/a	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%	n/a	n/a

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

For 2017, we assumed a long-term rate of return on plan assets of 8.0%.  In developing the 8.0% expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

In determining the 2016 pension liability, we used the Society of Actuaries’ (“SOA”) RP-2014 mortality tables and the MP-2016 mortality improvement tables, which along with a lower discount rate, resulted in an increase in our benefit obligation and accumulated other comprehensive loss at December 31, 2016.  For 2017, we adopted the updated MP-2017 mortality improvement tables.  These new mortality tables, along with the lower discount rate, resulted in an increase in our benefit obligation and accumulated other comprehensive loss at December 31, 2017.

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

The fair values of our pension assets as of December 31, 2017 by asset category are as follows (refer to NOTE 10 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Mutual funds/ETFs:
Equity-large cap	$4,900,000	$4,900,000	—	—
Equity-mid cap	2,719,000	2,719,000	—	—
Equity-small cap	2,705,000	2,705,000	—	—
Equity-international	3,385,000	3,385,000	—	—
Fixed income	2,863,000	2,863,000	—	—
Money market	485,000	485,000	—	—
Total mutual funds/ETFs	$17,057,000	$17,057,000	—	—

The fair values of our pension assets as of December 31, 2016 by asset category are as follows (refer to NOTE 10 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Corporate common stock	$1,210,000	$1,210,000	$—	$—
Mutual funds/ETFs:
Equity-large cap	3,521,000	3,521,000	—	—
Equity-mid cap	1,419,000	1,419,000	—	—
Equity-small cap	287,000	287,000	—	—
Equity-international	1,666,000	1,666,000	—	—
Fixed income	5,649,000	5,649,000	—	—
Real estate	822,000	822,000	—	—
Money market	386,000	386,000	—	—
Total mutual funds/ETFs	13,750,000	13,750,000	—	—
Grand total	$14,960,000	$14,960,000	$—	$—

We expect to contribute approximately $490,000 to our defined benefit pension plans in 2018.

Estimated future benefit payments are as follows:

2018	$1,264,000
2019	$805,000
2020	$863,000
2021	$892,000
2022	$942,000
2023-2027	$5,624,000

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During 2017, 2016 and 2015, we recorded expenses of $120,000, $124,000 and $99,000, respectively, related to the SERP.  During 2017, 2016 and 2015, we contributed $122,000, $99,000 and $126,000 to the plan, respectively.  The liability for SERP pension benefits was $120,000 and $122,000 as of December 31, 2017 and 2016, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $842,000, $833,000 and $874,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 9—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$1,788	$1,487	$5,125	$108,629	$(4,680)
Net earnings	—	—	—	1,873	—
Issuance of nonvested stock awards, net of forfeitures	18	—	(18)	—	—
Stock-based compensation	—	—	375	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $318	—	—	—	—	482
Unrealized loss on available-for-sale securities, net of income tax benefit of $4	—	—	—	—	(6)
Repurchase and retirement of common stock	(7)	—	(58)	—	—
Balance at December 31, 2015	1,799	1,487	5,424	110,502	(4,204)
Net earnings	—	—	—	786	—
Issuance of nonvested stock awards, net of forfeitures	22	—	(22)	—	—
Stock-based compensation	—	—	326	—	—
Change in net actuarial loss and prior service cost, net of income tax benefit of $261	—	—	—	—	(395)
Unrealized gain on available-for-sale securities, net of income tax expense of $1	—	—	—	—	3
Repurchase and retirement of common stock	(7)	—	(59)	—	—
Balance at December 31, 2016	1,814	1,487	5,669	111,288	(4,596)
Net loss	—	—	—	(1,068)	—
Issuance of nonvested stock awards, net of forfeitures	20	—	(20)	—	—
Stock-based compensation	—	—	295	—	—
Change in net actuarial loss and prior service cost, net of income tax benefit of $72	—	—	—	—	(109)
Unrealized gain on available-for-sale securities, net of income tax expense of $4	—	—	—	—	6
Repurchase and retirement of common stock	(7)	—	(67)	—	—
Balance at December 31, 2017	$1,827	$1,487	$5,877	$110,220	$(4,699)

As of December 31, 2017 and 2016, accumulated other comprehensive loss consists of the following:

	2017	2016
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $3,152,000 and $3,080,000, respectively	$(4,733,000)	$(4,624,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $23,000 and $19,000, respectively	34,000	28,000
Accumulated other comprehensive loss	$(4,699,000)	$(4,596,000)

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

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2017 or 2016.  At December 31, 2017, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

During the years ended December 31, 2017, 2016 and 2015, we purchased and retired 70,483, 67,555 and 73,453 shares of our outstanding common stock for $74,000, $66,000 and $65,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  As of December 31, 2017, there were 1,064,926 shares available for granting options or stock awards.

Nonvested restricted stock activity for the year ended December 31, 2017 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	813,000	$1.45
Granted	208,500	$1.05
Vested	(190,900)	$2.00
Forfeited	(10,200)	$1.30
Nonvested at December 31, 2017	820,400	$1.22

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter.  The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 based on the weighted average grant date fair value was $381,000, $477,000 and $608,000, respectively.  The grant-date fair value per share of restricted stock awards granted during the years ended December 31, 2017, 2016 and 2015 was $1.05, $0.97 and $0.89, respectively.  We recorded, within general and administrative expenses, compensation expense of $295,000, $326,000 and $375,000 related to restricted stock awards for the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017, there was $476,000 of total deferred compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 3.5 years.

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2017 and 2016:

	Total	Level 1	Level 2	Level 3
2017
Available-for-sale securities	$344,000	$344,000	$—	$—

2016
Available-for-sale securities	$304,000	$304,000	$—	$—

Our investments in available-for-sale securities consist of mutual funds.  These investments are included in other assets on our consolidated balance sheets.

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At December 31, 2017 and 2016, there was $19,900,000 and $25,250,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 6 — Credit Facility and therefore we believe approximate fair value.

NOTE 11—Related Party Transactions

During the years ended December 31, 2017, 2016 and 2015, we allocated costs of  $1,862,000, $1,952,000 and $1,851,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $187,000, $158,000 and $252,000, respectively, to us for the years ended December 31, 2017, 2016 and 2015.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2017, 2016 and 2015 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $903,000, $876,000 and $836,000, respectively.  Additionally, DVD invoiced us $224,000, $200,000 and $230,000 during 2017, 2016 and 2015, respectively, for tickets, their commission for suite catering and other services to the NASCAR events.  As of December 31, 2017 and 2016, respectively, our consolidated balance sheets included $7,000 in receivables from DVD for the aforementioned items.  We settled these items in January of 2018 and 2017.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in our control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $8,400,000 to $10,300,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed.  We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,200,000 and $3,100,000 and these amounts have been included in the maximum contingent liability disclosed above.  This maximum tax gross up assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered.  Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants.  The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax.  We are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

NOTE 13—Quarterly Results (unaudited)

	March 31	June 30	September 30	December 31(a)
Year Ended December 31, 2017
Revenues	$44,148,000	$43,305,000	$45,094,000	$44,377,000
Operating earnings (loss)	$52,000	$223,000	$(7,000)	$(35,000)
Net (loss) earnings	$(184,000)	$32,000	$(137,000)	$(779,000)
Net (loss) earnings per share-basic and diluted	$(0.01)	$—	$—	$(0.02)

Year Ended December 31, 2016
Revenues	$44,717,000	$46,224,000	$47,110,000	$44,241,000
Operating earnings (loss)	$34,000	$1,509,000	$1,013,000	$(275,000)
Net (loss) earnings	$(239,000)	$796,000	$520,000	$(291,000)
Net (loss) earnings per share-basic and diluted	$(0.01)	$0.02	$0.02	$(0.01)

(a)               In the fourth quarter of 2017, the passage of the Tax Cuts and Jobs Act lowered our future federal income tax rate to 21% requiring us to revalue net deferred federal tax assets. As a result, net loss and net loss per share — basic and diluted increased by $662,000 and $0.02, respectively.  See NOTE 6 — Income Taxes.

Our quarterly operating results are affected by weather and the general economic conditions in the United States.  Additionally, given our high level of fixed operating costs, fluctuations in our business volume can lead to variations in quarterly operating results.