Form 10-Q
period 2018-03-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2018-05-11
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 4, 2018, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,413,587 shares
Class A Common Stock -	14,869,623 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Gaming	$34,134	$35,306
Other operating	9,025	8,706
	43,159	44,012
Expenses:
Gaming	32,835	33,866
Other operating	7,034	6,837
General and administrative	1,385	1,375
Depreciation	2,140	1,946
	43,394	44,024

Operating loss	(235)	(12)

Interest expense	(209)	(209)
Other income	83	44

Loss before income taxes	(361)	(177)

Income tax benefit (expense)	88	(19)

Net loss	(273)	(196)

Change in pension net actuarial loss and prior service cost, net of income taxes	29	31

Unrealized loss equity investments, net of income taxes	—	(2)

Comprehensive loss	$(244)	$(167)

Net loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$11,520	$10,714
Accounts receivable	3,463	3,557
Due from State of Delaware	1,866	5,720
Inventories	1,954	1,928
Prepaid expenses and other	2,178	2,840
Receivable from Dover Motorsports, Inc.	12	7
Income taxes receivable	318	318
Total current assets	21,311	25,084

Property and equipment, net	133,274	134,527
Other assets	373	564
Deferred income taxes	1,862	1,786
Total assets	$156,820	$161,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,709	$2,571
Purses due horsemen	1,889	5,814
Accrued liabilities	7,268	8,111
Deferred credits	170	49
Contract liabilities	3,913	3,724
Revolving line of credit	19,500	19,900
Total current liabilities	35,449	40,169

Liability for pension benefits	7,298	7,483
Total liabilities	42,747	47,652

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 18,413,587 and 18,272,809, respectively	1,841	1,827
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,869,623 and 14,869,623, respectively	1,487	1,487
Additional paid-in capital	5,871	5,877
Retained earnings	109,578	109,817
Accumulated other comprehensive loss	(4,704)	(4,699)
Total stockholders’ equity	114,073	114,309
Total liabilities and stockholders’ equity	$156,820	$161,961

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(273)	$(196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,140	1,946
Amortization of credit facility origination fees	10	13
Stock-based compensation	82	128
Deferred income taxes	(88)	(10)
Losses on equity investments	5	—
Changes in assets and liabilities:
Accounts receivable	94	692
Due from State of Delaware	3,854	5,396
Inventories	(26)	(197)
Prepaid expenses and other	659	226
Receivable from Dover Motorsports, Inc.	(5)	(1)
Income taxes receivable	—	(21)
Accounts payable	213	(94)
Purses due horsemen	(3,925)	(5,565)
Accrued liabilities	(843)	(1,827)
Deferred credits	121	156
Contract liabilities	189	472
Liability for pension benefits	(144)	(94)
Net cash provided by operating activities	2,063	1,024

Investing activities:
Capital expenditures	(782)	(574)
Purchase of equity investments	(11)	(31)
Proceeds from sale of equity investments	10	30
Net cash used in investing activities	(783)	(575)

Financing activities:
Borrowings from revolving line of credit	24,760	29,730
Repayments of revolving line of credit	(25,160)	(30,980)
Repurchase of common stock	(74)	(74)
Net cash used in financing activities	(474)	(1,324)

Net increase (decrease) in cash	806	(875)
Cash, beginning of period	10,714	11,677
Cash, end of period	$11,520	$10,802

Supplemental information:
Interest paid	$197	$192
Income tax payments	$—	$51
Change in accounts payable for capital expenditures	$(75)	$(187)

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 1, 2018.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

In recent years, the mid-Atlantic region has experienced a significant expansion in gaming venues and gaming offerings.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 27% of our gaming win comes from Maryland patrons and approximately 57% of our Capital Club® member gaming win comes from out of state patrons.

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

NOTE 3 - Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $146,222,000 and $144,147,000 as of March 31, 2018 and December 31, 2017, respectively.

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

Revenue and expense recognition—Our revenue contracts with customers consist of gaming wagers, hotel room sales, food and beverage sales, and miscellaneous other transactions.  Gaming revenues represent (i) the net win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  The difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win.  The Delaware State Lottery Office sweeps the win from the casino operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the slot machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to us as our commission for acting as a Licensed Agent.  Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the slot machines and associated computer systems, and (iii) for harness horse racing purses.  We recognize revenues from sports wagering commissions, and pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the event occurs.

For casino wager contracts that include complimentary goods and services provided by us to gaming patrons on a discretionary basis to incentivize gaming, we allocate a portion of the net win to the complimentary goods or services delivered based upon the estimated standalone selling price.

For casino wager contracts that include incentives earned by customers under our loyalty programs, we allocate a portion of net win based upon the estimated standalone selling price of such incentive. This allocation is deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service.  After allocating revenue to other goods and services provided as part of casino wager contracts, we record the residual amount to casino revenue.

Revenues from hotel room sales, food and beverage sales and other miscellaneous sources are recognized at the time the service is provided and include actual amounts paid for such services, the value of loyalty points redeemed for such services, and the portion of gaming win allocated to complimentary goods and services.  Amounts received in advance for hotel rooms, convention bookings and advance ticket sales are recorded as contract liabilities until the services are provided to the customer, at which point revenue is recognized.

Our revenues disaggregated by type are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Gaming	$34,134	$35,306

Other operating:
Rooms	2,219	2,156
Food and beverage	5,587	5,175
Other	1,219	1,375
	9,025	8,706

Total revenues	$43,159	$44,012

We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  Prior to the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, the estimated amount of points redeemable for cash was recorded as a reduction of gaming revenue and the estimated cost of points redeemable for services and merchandise was recorded as gaming expense.  Our liability for unredeemed points was based on the estimated costs of services or merchandise to be provided and estimated redemption rates.  Under the new standard effective January 1, 2018, points awarded under our point loyalty program are considered a material right given to customers based on their gaming play and are accounted for as a separate performance obligation.  The new standard requires us to allocate revenues associated with the customers’ gaming activity between gaming revenue and the value of the points earned after factoring in the likelihood of redemption.  As a result, gaming revenues are reduced with a corresponding increase to other operating revenues or our point liability.  The value of the unredeemed points is now determined based on the estimated standalone selling price of the points earned.  The revenue associated with the points earned is recognized in the period in which they are redeemed.  As a result of applying the new standard, our point liability increased and our retained earnings balance decreased by $559,000 ($403,000 after income taxes) at December 31, 2017.  See NOTE 6 — Stockholders’ Equity.  Additionally, we have recast the prior period consolidated statement of operations which resulted in an additional loss of $20,000 ($12,000 after income taxes) for the three months ended March 31, 2017.

We have the following receivables related to contracts with customers; marker balances and other amounts due from gaming activities, billings for banquets and conventions, amounts due for hotel stays, and amounts due from exporting our live harness racing signals to other race tracks.  As of March 31, 2018 and December 31, 2017, our contract receivables were $1,800,000 and $1,537,000, respectively.  We have the following liabilities related to contracts with customers; liabilities for our point loyalty program, deposits made in advance for goods and services yet to be provided, and unpaid wagers.  All of our contract liabilities are short term in nature.  Loyalty points earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for  twelve months; therefore, the majority of points outstanding at the end of a period will either be redeemed or expire within the next year.  Additionally, our liability for unredeemed points does not change significantly from period to period.  During the three months ended March 31, 2018, we recognized approximately $688,000 of revenues related to loyalty point redemptions and our liability at March 31, 2018 was $2,289,000.  Advance deposits are typically for future banquet events and to reserve hotel rooms.  These deposits are usually received weeks or months in advance of the event or hotel stay.  Unpaid wagers not claimed within twelve months by the customer who earned them are escheated to the state.

Prior to the adoption of ASU 2014-09, other operating revenues did not include the retail amount of hotel rooms, food and beverage and other miscellaneous goods and services provided on a complimentary basis or through our point loyalty program to customers as promotional items.  The estimated direct cost of providing these items was charged to the casino through interdepartmental allocations and included in gaming marketing expenses.  The new standard requires the complimentary items to be considered a separate performance obligation, which requires us to allocate a portion of revenue from a gaming transaction to other operating revenue based on the estimated standalone selling prices of the promotional items provided.  For example, when a casino customer is given a complimentary room, we are now required to allocate a portion of the casino revenue earned from the customer to rooms revenue based on the estimated standalone selling price of the room.  The estimated standalone selling price of hotel rooms is determined based on observable prices.  The standalone selling price of food and beverage, and other miscellaneous goods and services is determined based upon the actual retail prices charged customers for those items.  Revenue is recognized in the period the goods or service is provided.  As a result of applying the new standard, gaming revenues and expenses decreased significantly and other operating revenues and expenses increased.

For the three months ended March 31, 2018 and 2017, gaming revenues allocated to rooms, food and beverage, and other revenues was as follows (in thousands):

	2018	2017
Rooms	$1,164	$1,180
Food and beverage	1,938	1,774
Other	231	295
	$3,333	$3,249

Advertising costs—Advertising costs are charged to operations as incurred.  Advertising expenses were $423,000 and $449,000 for the three months ended March 31, 2018 and 2017, respectively.

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

	Three Months Ended March 31,
	2018	2017
Net loss per common share — basic and diluted:
Net loss	$(273)	$(196)
Allocation to nonvested restricted stock awards	—	—
Net loss available to common stockholders	$(273)	$(196)

Weighted-average shares outstanding — basic and diluted	32,444	32,319

Net loss per common share — basic and diluted	$(0.01)	$(0.01)

There were no options outstanding and we paid no dividends during the three months ended March 31, 2018 or 2017.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $82,000 and $128,000 as general and administrative expenses for the three months ended March 31, 2018 and 2017, respectively.  We recorded income tax expense of $4,000 and $20,000 for the three months ended March 31, 2018 and 2017, respectively, related to vesting of our restricted stock awards.

Recent accounting pronouncements—In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides the option to reclassify certain income tax effects related to the Tax Cuts and Jobs Act passed in December of 2017 between accumulated other comprehensive income and retained earnings and also requires additional disclosures.  The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized.  We are currently analyzing the impact of this ASU and, at this time, we have not yet determined whether we will elect to make this optional reclassification.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).  ASU 2017-07 provides guidance on the presentation of the service cost component and the other components of net period pension cost in the consolidated statements of operations.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017 and requires retrospective adoption.  We adopted this ASU in the first quarter of 2018, which resulted in a reclassification of $44,000 of pension benefit from general and administrative expenses to other income in our consolidated statements of operations for the three months ended March 31, 2017.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments include the following:  1) Require certain equity investments to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investment’s without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use exit price notion when measuring fair value of financial instruments for disclosure purposes; 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting in a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this standard effective January 1, 2018.  In accordance with the standard, we reclassified $34,000, net of income taxes, of unrealized gains from accumulated other comprehensive loss to retained earnings as of January 1, 2018.  See NOTE 6 — Stockholders’ Equity.  Additionally, changes in fair value of equity investments are now included in other income in our consolidated statements of operations.  See NOTE 7 — Fair Value Measurements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America.  The FASB has issued several amendments to the standard, including clarification on accounting for and identifying performance obligations.  The standard can be applied using the full retrospective method or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application.      The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services.  Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this standard effective January 1, 2018 using the full retrospective method.  See Revenue and expense recognition above for further discussion.

The cumulative effect of the changes made to our December 31, 2017 consolidated balance sheet for the adoption of ASU 2014-09, Revenue from Contracts with Customers, were as follows (in thousands):

	As Reported Balance at December 31, 2017	Adjustments Due to ASU 2014-09	Revised Balance at December 31, 2017
Assets
Deferred income taxes	$1,630	$156	$1,786

Liabilities
Accounts payable	3,769	(1,198)	2,571
Accrued liabilities	9,811	(1,700)	8,111
Deferred credits	316	(267)	49
Contract liabilities	—	3,724	3,724

Stockholders’ equity
Retained earnings	110,220	(403)	109,817

NOTE 4 — Credit Facility

At March 31, 2018, we had a $32,500,000 credit agreement with our bank group.  The credit facility expires on September 30, 2018.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at March 31, 2018) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.  The credit facility contains certain covenants including maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2018, there was $19,500,000 outstanding at an interest rate of 3.88% and $13,000,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at March 31, 2018 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2018, the expiration date of the facility.

The credit facility is classified as a current liability as of March 31, 2018 in our consolidated balance sheets as the facility expires on September 30, 2018.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 — Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $340,000 and $344,000 as of March 31, 2018 and December 31, 2017,

respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2018	2017
Interest cost	$214,000	$206,000
Expected return on plan assets	(338,000)	(301,000)
Recognized net actuarial loss	41,000	51,000
	$(83,000)	$(44,000)

The net periodic pension benefit is included in other income in our consolidated statements of operations.

We contributed $61,000 and $50,000 to our defined benefit pension plans during the three months ended March 31, 2018 and 2017, respectively.  We expect to contribute $429,000 to our defined benefit pension plans during the remainder of 2018.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During the three months ended March 31, 2018 and 2017, we recorded expenses of $30,000 and $30,000, respectively, related to the SERP.  During the three months ended March 31, 2018 and 2017, we contributed $84,000 and $122,000 to the plan, respectively.  Our estimate for future contributions to the SERP was $66,000 and $120,000 as of March 31, 2018 and December 31, 2017, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $195,000 and $209,000 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2017- as reported	$1,827	$1,487	$5,877	$110,220	$(4,699)
Adoption of ASU 2014-09 (see NOTE 3)	—	—	—	(403)	—
Balance at December 31, 2017- revised	1,827	1,487	5,877	109,817	(4,699)
Adoption of ASU 2016-01 (see NOTE 3)	—	—	—	34	(34)
Net loss	—	—	—	(273)	—
Issuance of restricted stock awards, net of forfeitures	21	—	(21)	—	—
Stock-based compensation	—	—	82	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $12	—	—	—	—	29
Repurchase and retirement of common stock	(7)	—	(67)	—	—
Balance at March 31, 2018	$1,841	$1,487	$5,871	$109,578	$(4,704)

As of March 31, 2018 and December 31, 2017, accumulated other comprehensive loss consists of the following:

	March 31, 2018	December 31, 2017
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $3,140,000 and $3,152,000, respectively	$(4,704,000)	$(4,733,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $23,000	—	34,000
Accumulated other comprehensive loss	$(4,704,000)	$(4,699,000)

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.  See NOTE 4 — Credit Facility.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first three months of 2018 or 2017.  At March 31, 2018, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 213,500 and 208,500 stock awards under this plan during the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, there were 911,278 shares available for granting options or stock awards.

During the three months ended March 31, 2018 and 2017, we purchased and retired 72,722 and 70,483 shares of our outstanding common stock for $74,000 and $74,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of March 31, 2018 and December 31, 2017:

	Total	Level 1	Level 2	Level 3
March 31, 2018
Equity investments	$340,000	$340,000	$—	$—

December 31, 2017
Equity investments	$344,000	$344,000	$—	$—

Our equity investments consist of mutual funds.  These investments are included in other assets in our consolidated balance sheets.  Gains and losses on our equity investments for the three months ended March 31, 2018 are as follows:

Net losses recognized during the period on equity investments	$(5,000)
Less: net gains recognized during the period on equity investments sold during the period	(3,000)
Unrealized losses recognized during the period on equity investments still held at period end	$(8,000)

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At March 31, 2018 and December 31, 2017, there was $19,500,000 and $19,900,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.

NOTE 8 - Related Party Transactions

During the three months ended March 31, 2018 and 2017, we allocated costs of $422,000 and $453,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $106,000 and $31,000, respectively, to us for the three months ended March 31, 2018 and 2017.  The allocations were based on an analysis of each company’s share of the costs.  As of March 31, 2018 and December 31, 2017, respectively, our consolidated balance sheets included $12,000 and $7,000 of receivables from DVD for the aforementioned items.  We settled these items in April and January of 2018.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Henry B. Tippie, Chairman of our Board of Directors, controls in excess of fifty percent of our voting power.  Mr. Tippie’s voting control emanates from his direct and indirect holdings of common stock and Class A common stock, from his status as a trustee of the RMT Trust, our largest stockholder, and from certain shares as to which he has voting rights pursuant to a voting agreement with R. Randall Rollins, one of our directors.  This means that Mr. Tippie has the ability to determine the outcome of our election of directors and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power.

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

Approximately 80% of our revenue is gaming revenue.  Several factors contribute to the win for any gaming company, including, but not limited to:

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

Results of Operations

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Gaming revenues decreased by $1,172,000, or 3.3%, to $34,134,000 in the first quarter of 2018 primarily as a result of lower slot machine play.  We believe that our revenues continue to be negatively impacted from the overall increased competition in regional gaming markets.  Inclement weather during the first quarter of 2018 also negatively impacted our gaming operations.

Other operating revenues were $9,025,000 in the first quarter of 2018 as compared to $8,706,000 in the first quarter of 2017.  Rooms revenue increased $63,000 to $2,219,000 in the first quarter of 2018 from $2,156,000 in the first quarter of 2017 due to higher convention sales.  Food and beverage revenues increased $412,000 to $5,587,000 in the first quarter of 2018 from $5,175,000 in the first quarter of 2017 due primarily to higher banquet sales and higher sales in our Festival Buffet and Frankie’s Italian restaurant.  Partially offsetting these increases were decreases in other miscellaneous operating revenues.

Gaming expenses decreased by $1,031,000, or 3.0%, primarily as a result of the lower gaming revenues and lower marketing expenses.

Other operating expenses increased to $7,034,000 in the first quarter of 2018 from $6,837,000 in the first quarter of 2017, primarily as a result of increased food costs as a result of the higher revenues, higher employee benefit costs, and higher insurance costs.

General and administrative expenses remained consistent at $1,385,000 in the first quarter of 2018 as compared to $1,375,000 in the first quarter of 2017.

Depreciation expense increased to $2,140,000 in the first quarter of 2018 from $1,946,000 in the first quarter of 2017 as a result of capital spending in 2017 and the first quarter of 2018.

Interest expense was $209,000 in the first quarter of 2018 and 2017.  In 2018, lower outstanding borrowings were partially offset by slightly higher interest rates.

Our effective income tax rate was 24.4% in the first quarter of 2018 as compared to (10.7%) in the first quarter of 2017.  The 2018 rate was impacted by the passage of the Tax Cuts and Jobs Act in December of 2017 which lowered our federal income tax rate to 21% beginning in 2018.  The 2017 rate was impacted to a greater extent by the non-deductible portion of the restricted stock awards that vested during the first quarter of 2017.

Liquidity and Capital Resources

Net cash provided by operating activities was $2,063,000 in the first three months of 2018 compared to $1,024,000 in the first three months of 2017.  The increase was primarily due to the timing of payments to the Delaware State Lottery Office for its portion of the slot win and the timing of payments to vendors.

Net cash used in investing activities was $783,000 in the first three months of 2018 compared to $575,000 in the first three months of 2017 and was primarily related to capital improvements in both periods.  Capital expenditures in the first three months of 2018 related primarily to hotel room renovations, facility and equipment and information systems upgrades.  Capital expenditures in the first three months of 2017 related primarily to facility and equipment and information systems upgrades.

Net cash used in financing activities was $474,000 in the first three months of 2018 compared to $1,324,000 in the first three months of 2017.  During the first quarter of 2018, we had net repayments of $400,000 on our credit facility compared to $1,250,000 during the first quarter of 2017.  We repurchased and retired $74,000 of our outstanding common stock during the first quarter of 2018 and 2017.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first quarter of 2018 or 2017.  At March 31, 2018, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $1,700,000 - $2,200,000 during the remainder of 2018.  Additionally, we expect to contribute $429,000 to our defined benefit pension plans during the remainder of 2018.

At March 31, 2018, we had a $32,500,000 credit agreement with our bank group.  The credit facility expires on September 30, 2018.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (200 basis points at March 31, 2018) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.  The credit facility contains certain covenants including maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At March 31, 2018, there was $19,500,000 outstanding at an interest rate of 3.88% and $13,000,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at March 31, 2018 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2018, the expiration date of the facility.

The credit facility is classified as a current liability as of March 31, 2018 in our consolidated balance sheets as the facility expires on September 30, 2018.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance or extend the maturity of our outstanding credit facility prior to its expiration on September 30, 2018.

In recent years, the mid-Atlantic region has experienced a significant expansion in gaming venues and gaming offerings.  These new venues — including several in Maryland — have had a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 27% of our gaming win comes from Maryland patrons and approximately 57% of our Capital Club® member gaming win comes from out-of-state patrons.

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

The Commission reconvened in September 2014 to consider previous and make further recommendations relative to the gaming industry.  The Commission’s findings and recommendations were released in January 2015 and included: increasing the State’s share of vendor costs associated with slot machines; eliminating the annual table game license fee; reducing the State’s share of table game win; and providing each video lottery agent a credit of up to 5% of video lottery proceeds to be used for marketing expenditures and a credit of up to 5% of video lottery proceeds to be used for capital expenditures.  Delaware State Senate Bill 30 was introduced in January 2015 in order to implement the Commission’s recommendations, but it was not released from the Senate Finance Committee for action.  In January 2016, Senate Bill 183 was introduced to phase in some of the Commission’s recommendations over the next four years and to authorize internet sports betting in Delaware, but it was not acted upon prior to the end of the 2016 legislative session.  In January 2018, Senate Bill 144 was introduced to implement certain recommendations from the Commission; it also included items from the 2017 recommendations of the statutorily created Video Lottery Advisory Council.   Senate Substitute No. 1 to Senate Bill 144 was introduced in April 2018 with the support of the Department of Finance.  It passed overwhelmingly in the Senate by a vote of 17 to 3 but must still be voted upon in the House before it can be submitted to the Governor for his signature.  Effective July 1, 2018, the Bill would revise the State’s share of gross table game revenues from 29% to 15.5%; eliminate the table game license fee for each video lottery agent, provided that the agent increase certain expenditures on marketing, wages and benefits; reduce the State’s share of gross slot machine revenues by 2%, with a further 2% reduction possible, beginning July 1, 2019, for each video lottery agent, provided that the agent make certain qualified capital expenditures; and increase purses to horsemen by 0.6% (over two years).  The Bill would also remove the prohibition against video lottery agents operating on Christmas or Easter.

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

Contractual Obligations

At March 31, 2018, we had the following contractual obligations:

		Payments Due by Period
	Total	2018	2019 – 2020	2021 – 2022	Thereafter
Revolving line of credit(a)	$19,500,000	$19,500,000	$—	$—	$—
Estimated interest payments on revolving line of credit(b)	378,000	378,000	—	—	—
Defined benefit pension plan contributions	429,000	429,000	—	—	—
	$20,307,000	$20,307,000	$—	$—	$—

(a) Our current credit facility expires on September 30, 2018.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of March 31, 2018 and current interest rates through the expiration date.

Related Party Transactions

See NOTE 8 — Related Party Transactions to our consolidated financial statements included elsewhere in this document for a full description of related party transactions.

Critical Accounting Policies

For a summary of our critical accounting policies and the means by which we develop estimates thereon, see “Part II - Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” in our 2017 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2017 Annual Report on Form 10-K.

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

Based on their evaluation as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.           Legal Proceedings

We are a party to ordinary routine litigation incidental to our business.  Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.        Risk Factors

Not applicable.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first quarter of 2018.  At March 31, 2018, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

101

The following materials from the Dover Downs Gaming & Entertainment, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 and 2017; (ii) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	May 11, 2018	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance,
Treasurer, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)