Form 10-Q
period 2018-06-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2018-08-02
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,413,587 shares
Class A Common Stock -	14,869,623 shares

Part I — Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Gaming	$33,895	$33,227	$68,029	$68,533
Other operating	10,238	9,914	19,263	18,620
	44,133	43,141	87,292	87,153
Expenses:
Gaming	32,730	32,115	65,565	65,981
Other operating	7,655	7,425	14,689	14,262
General and administrative	1,342	1,333	2,727	2,708
Depreciation	2,050	2,086	4,190	4,032
	43,777	42,959	87,171	86,983

Operating earnings	356	182	121	170

Interest expense	(199)	(208)	(408)	(417)
Other income	84	44	167	88

Earnings (loss) before income taxes	241	18	(120)	(159)

Income tax (expense) benefit	(88)	15	—	(4)

Net earnings (loss)	153	33	(120)	(163)

Change in pension net actuarial loss and prior service cost, net of income taxes	30	30	59	61

Unrealized gain on equity investments, net of income taxes	—	3	—	1

Comprehensive income (loss)	$183	$66	$(61)	$(101)

Net earnings (loss) per common share:
Basic	$—	$—	$—	$(0.01)
Diluted	$—	$—	$—	$(0.01)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$10,837	$10,714
Accounts receivable	3,013	3,557
Due from State of Delaware	4,794	5,720
Inventories	1,932	1,928
Prepaid expenses and other	2,847	2,840
Receivable from Dover Motorsports, Inc.	19	7
Income taxes receivable	317	318
Total current assets	23,759	25,084

Property and equipment, net	131,835	134,527
Other assets	370	564
Deferred income taxes	1,765	1,786
Total assets	$157,729	$161,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,949	$2,571
Purses due horsemen	4,799	5,814
Accrued liabilities	7,499	8,111
Deferred credits	122	49
Contract liabilities	3,971	3,724
Revolving line of credit	18,000	19,900
Total current liabilities	36,340	40,169

Liability for pension benefits	7,080	7,483
Total liabilities	43,420	47,652

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 18,413,587 and 18,272,809, respectively	1,841	1,827
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,869,623 and 14,869,623, respectively	1,487	1,487
Additional paid-in capital	5,924	5,877
Retained earnings	109,731	109,817
Accumulated other comprehensive loss	(4,674)	(4,699)
Total stockholders’ equity	114,309	114,309
Total liabilities and stockholders’ equity	$157,729	$161,961

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(120)	$(163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,190	4,032
Amortization of credit facility origination fees	20	26
Stock-based compensation	135	186
Deferred income taxes	(2)	(171)
Losses on equity investments	2	—
Changes in assets and liabilities:
Accounts receivable	544	1,113
Due from State of Delaware	926	3,458
Inventories	(4)	(277)
Prepaid expenses and other	(12)	(389)
Receivable from Dover Motorsports, Inc.	(12)	(26)
Income taxes receivable	1	124
Accounts payable	(547)	(687)
Purses due horsemen	(1,015)	(3,782)
Accrued liabilities	(612)	(1,534)
Deferred credits	73	131
Contract liabilities	247	449
Liability for pension benefits	(321)	(199)
Net cash provided by operating activities	3,493	2,291

Investing activities:
Capital expenditures	(1,393)	(1,196)
Purchase of equity investments	(21)	(40)
Proceeds from sale of equity investments	18	38
Net cash used in investing activities	(1,396)	(1,198)

Financing activities:
Borrowings from revolving line of credit	29,830	46,720
Repayments of revolving line of credit	(31,730)	(48,970)
Repurchase of common stock	(74)	(74)
Net cash used in financing activities	(1,974)	(2,324)

Net increase (decrease) in cash	123	(1,231)
Cash, beginning of period	10,714	11,677
Cash, end of period	$10,837	$10,446

Supplemental information:
Interest paid	$395	$390
Income tax payments	$—	$51
Change in accounts payable for capital expenditures	$(75)	$(177)

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 1, 2018.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

On May 14, 2018, a U.S. Supreme Court decision overturned the Professional and Amateur Sports Protection Act.  As a result, on June 5, 2018 our Race & Sports Book operation began offering a full range of betting on professional and college sports, including single game wagering on a wide variety of sports, including football, baseball, basketball, boxing, mixed martial arts, hockey and soccer.

As previously announced on July 22, 2018, we entered into a definitive merger agreement with Twin River Worldwide Holdings, Inc.  The merger contemplates that our stockholders will exchange their stock for Twin River common shares representing 7.225% of the equity in the combined company at closing. Our Common Stock and Class A Common Stock will be treated equally in the merger.  The transaction is intended to qualify as a tax-free reorganization (except for cash paid in lieu of fractional shares).  We anticipate the transaction will close in early 2019, subject to regulatory approvals and customary closing conditions.

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

In recent years, the mid-Atlantic region has experienced a significant expansion in gaming venues and gaming offerings.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 27% of our gaming win comes from Maryland patrons and approximately 59% of our Capital Club® member gaming win comes from out of state patrons.

In June 2018, after several years of effort, legislation providing relief to the State’s gaming industry was enacted.  Senate Substitute No. 1 to Senate Bill 144, which passed with broad support in both the House and Senate, was signed by the Governor on June 30, 2018.  Effective July 1, 2018, the Bill revises the State’s share of gross table game revenues from 29% to 15.5%; eliminates the table game license fee for each video lottery agent, provided that the agent increase certain expenditures on marketing, wages and benefits; reduces the State’s share of gross slot machine revenues by 1%, with a further 2% reduction possible, beginning July 1, 2019, for each video lottery agent, provided that the agent make certain qualified capital expenditures; and increases purses to horsemen by 0.6% (over two years).  The Bill also removes the prohibition against video lottery agents operating on Christmas or Easter.

NOTE 3 - Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $148,077,000 and $144,147,000 as of June 30, 2018 and December 31, 2017, respectively.

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

Our revenues disaggregated by type are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gaming	$33,895	$33,227	$68,029	$68,533

Other operating:
Rooms	3,238	3,076	5,457	5,232
Food and beverage	5,668	5,480	11,255	10,655
Other	1,332	1,358	2,551	2,733
	10,238	9,914	19,263	18,620

Total revenues	$44,133	$43,141	$87,292	$87,153

We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  Prior to the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, the estimated amount of points redeemable for cash was recorded as a reduction of gaming revenue and the estimated cost of points redeemable for services and merchandise was recorded as gaming expense.  Our liability for unredeemed points was based on the estimated costs of services or merchandise to be provided and estimated redemption rates.  Under the new standard effective January 1, 2018, points awarded under our point loyalty program are considered a material right given to customers based on their gaming play and are accounted for as a separate performance obligation.  The new standard requires us to allocate revenues associated with the customers’ gaming activity between gaming revenue and the value of the points earned after factoring in the likelihood of redemption.  As a result, gaming revenues are reduced with a corresponding increase to other operating revenues or our point liability.  The value of the unredeemed points is now determined based on the estimated standalone selling price of the points earned.  The revenue associated with the points earned is recognized in the period in which they are redeemed.  As a result of applying the new standard, our point liability increased and our retained earnings balance decreased by $559,000 ($403,000 after income taxes) at December 31, 2017.  See NOTE 6 — Stockholders’ Equity.  Additionally, we have recast the prior period consolidated statement of earnings (loss) which resulted in additional earnings (loss) of $3,000 (($1,000) after income taxes) and ($17,000) (($11,000) after income taxes) for the three and six-month periods ended June 30, 2017.

We have the following receivables related to contracts with customers; marker balances and other amounts due from gaming activities, billings for banquets and conventions, amounts due for hotel stays, and amounts due from exporting our live harness racing signals to other race tracks.  As of June 30, 2018 and December 31, 2017, our contract receivables were $1,285,000 and $1,537,000, respectively.  We have the following liabilities related to contracts with customers; liabilities for our point loyalty program, deposits made in advance for goods and services yet to be provided, and unpaid wagers.  All of our contract liabilities are short term in nature.  Loyalty points earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for  twelve months; therefore, the majority of points outstanding at the end of a period will either be redeemed or expire within the next year.  Additionally, our liability for unredeemed points does not change significantly from period to period.  During the three and six-month periods ended June 30, 2018, we recognized approximately $724,000 and $1,412,000 of revenues related to loyalty point redemptions and our liability at June 30, 2018 was $2,355,000.  Advance deposits are typically for future banquet events and to reserve hotel rooms.

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

Gaming revenues allocated to rooms, food and beverage, and other revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rooms	$1,125	$1,155	$2,289	$2,335
Food and beverage	1,884	1,658	3,822	3,432
Other	246	254	477	549
	$3,255	$3,067	$6,588	$6,316

Advertising costs—Advertising costs are charged to operations as incurred.  Advertising expenses were $561,000 and $984,000, and $518,000 and $967,000 for the three and six-month periods ended June 30, 2018 and 2017, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings (loss) per common share — basic and diluted:
Net earnings (loss)	$153	$33	$(120)	$(163)
Allocation to nonvested restricted stock awards	3	1	—	—
Net earnings (loss) available to common stockholders	$150	$34	$(120)	$(163)

Weighted-average shares outstanding — basic and diluted	32,447	32,322	32,445	32,321

Net earnings (loss) per common share — basic and diluted	$—	$—	$—	$(0.01)

There were no options outstanding and we paid no dividends during the six months ended June 30, 2018 or 2017.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $53,000 and $135,000, and $58,000 and $186,000 as general and administrative expenses for the three and six-month periods ended June 30, 2018 and 2017, respectively.  We recorded income tax benefits of $14,000 and $10,000, and $23,000 and $3,000 for the three and six-month periods ended June 30, 2018 and 2017, respectively, related to vesting of our restricted stock awards.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).  ASU 2017-07 provides guidance on the presentation of the service cost component and the other components of net period pension cost in the consolidated statements of earnings (loss).  The standard is effective for annual and interim reporting periods beginning after December 15, 2017 and requires retrospective adoption.  We adopted this ASU effective January 1, 2018, which resulted in a reclassification of $44,000 and $88,000 of pension benefit from general and administrative expenses to other income in our consolidated statements of earnings (loss) for the three and six-month periods ended June 30, 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases.  The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years.  Early adoption is permitted.  We are currently analyzing the impact of this ASU and, at this time, we are unable to determine the impact of the new standard on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments include the following:  1) Require certain equity investments to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investment’s without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use exit price notion when measuring fair value of financial instruments for disclosure purposes; 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting in a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this standard effective January 1, 2018.  In accordance with the standard, we reclassified $34,000, net of income taxes, of unrealized gains from accumulated other comprehensive loss to retained earnings as of January 1, 2018.  See NOTE 6 — Stockholders’ Equity.  Additionally, changes in fair value of equity investments are now included in other income in our consolidated statements of earnings (loss).  See NOTE 7 — Fair Value Measurements.

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

Reclassifications—Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net earnings (loss).

NOTE 4 — Credit Facility

At June 30, 2018, we had a $32,500,000 credit agreement with our bank group.  The credit facility expires on September 30, 2018.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (175 basis points at June 30, 2018) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.  The credit facility contains certain covenants including maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2018, there was $18,000,000 outstanding at an interest rate of 3.84% and $14,500,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at June 30, 2018 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2018, the expiration date of the facility.

The credit facility is classified as a current liability as of June 30, 2018 in our consolidated balance sheets as the facility expires on September 30, 2018.  We are currently seeking to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 — Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $345,000 and $344,000 as of June 30, 2018 and December 31, 2017, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost	$214,000	$206,000	$428,000	$412,000
Expected return on plan assets	(339,000)	(301,000)	(677,000)	(602,000)
Recognized net actuarial loss	41,000	51,000	82,000	102,000
	$(84,000)	$(44,000)	$(167,000)	$(88,000)

The net periodic pension benefit is included in other income in our consolidated statements of earnings (loss).

We contributed $93,000 and $154,000, and $61,000 and $111,000 to our defined benefit pension plans during the three and six-month periods ended June 30, 2018 and 2017, respectively.  We expect to contribute $336,000 to our defined benefit pension plans during the remainder of 2018.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During each of the three and six-month periods ended June 30, 2018 and 2017, we recorded expenses of $30,000 and $60,000, respectively, related to the SERP.  During the three and six-month periods ended June 30, 2018 and 2017, we contributed $0 and $84,000, and $0 and $122,000 to the plan, respectively.  The liability for SERP pension benefits was $96,000 and $120,000 as of June 30, 2018 and December 31, 2017, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $220,000 and $415,000, and $223,000 and $432,000 for the three and six-month periods ended June 30, 2018 and 2017, respectively.

NOTE 6 — Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2017- as reported	$1,827	$1,487	$5,877	$110,220	$(4,699)
Adoption of ASU 2014-09 (see NOTE 3)	—	—	—	(403)	—
Balance at December 31, 2017- revised	1,827	1,487	5,877	109,817	(4,699)
Adoption of ASU 2016-01 (see NOTE 3)	—	—	—	34	(34)
Net loss	—	—	—	(120)	—
Issuance of restricted stock awards, net of forfeitures	21	—	(21)	—	—
Stock-based compensation	—	—	135	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $23	—	—	—	—	59
Repurchase and retirement of common stock	(7)	—	(67)	—	—
Balance at June 30, 2018	$1,841	$1,487	$5,924	$109,731	$(4,674)

As of June 30, 2018 and December 31, 2017, accumulated other comprehensive loss consists of the following:

	June 30, 2018	December 31, 2017
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $3,129,000 and $3,152,000, respectively	$(4,674,000)	$(4,733,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $23,000	—	34,000
Accumulated other comprehensive loss	$(4,674,000)	$(4,699,000)

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.  See NOTE 4 — Credit Facility.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first six months of 2018 or 2017.  At June 30, 2018, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 213,500 and 208,500 stock awards under this plan during the six months ended June 30, 2018 and 2017, respectively.  As of June 30, 2018, there were 911,278 shares available for granting options or stock awards.

During the six months ended June 30, 2018 and 2017, we purchased and retired 72,722 and 70,483 shares of our outstanding common stock for $74,000 and $74,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

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

The following table summarizes the valuation of our financial instrument pricing levels as of June 30, 2018 and December 31, 2017:

	Total	Level 1	Level 2	Level 3
June 30, 2018
Equity investments	$345,000	$345,000	$—	$—

December 31, 2017
Equity investments	$344,000	$344,000	$—	$—

Our equity investments consist of mutual funds.  These investments are included in other assets in our consolidated balance sheets.  Gains and losses on our equity investments are as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net gains (losses) recognized during the period on equity investments	$3,000	$(2,000)
Less: net gains recognized during the period on equity investments sold during the period	(1,000)	(4,000)
Unrealized gains (losses) recognized during the period on equity investments still held at period end	$2,000	$(6,000)

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At June 30, 2018 and December 31, 2017, there was $18,000,000 and $19,900,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 — Credit Facility and therefore we believe approximate fair value.

NOTE 8 - Related Party Transactions

During the three and six-month periods ended June 30, 2018 and 2017, we allocated costs of $471,000 and $885,000, and $516,000 and $969,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $34,000 and $140,000, and $109,000 and $140,000, respectively, to us for the three and six-month periods ended June 30, 2018 and 2017.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2018 and 2017 spring NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $391,000 and $460,000 during the three and six-month periods ended June 30, 2018 and 2017, respectively.  Additionally, DVD invoiced us $115,000 and $107,000 during the three and six-month periods ended June 30, 2018 and 2017, respectively, for tickets, their commission for suite catering and other services to the NASCAR events.  As of June 30, 2018 and December 31, 2017, respectively, our consolidated balance sheets included $19,000 and $7,000 of receivables from DVD for the aforementioned items.  We settled these items in July and January of 2018.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

On May 14, 2018, a U.S. Supreme Court decision overturned the Professional and Amateur Sports Protection Act.  As a result, on June 5, 2018 our Race & Sports Book operation began offering a full range of betting on professional and college sports, including single game wagering on a wide variety of sports, including football, baseball, basketball, boxing, mixed martial arts, hockey and soccer.

In June 2018, after several years of effort, legislation providing relief to the State’s gaming industry was enacted.  Senate Substitute No. 1 to Senate Bill 144, which passed with broad support in both the House and Senate, was signed by the Governor on June 30, 2018.  Effective July 1, 2018, the Bill revises the State’s share of gross table game revenues from 29% to 15.5%; eliminates the table game license fee for each video lottery agent, provided that the agent increase certain expenditures on marketing, wages and benefits; reduces the State’s share of gross slot machine revenues by 1%, with a further 2% reduction possible, beginning July 1, 2019, for each video lottery agent, provided that the agent make certain qualified capital expenditures; and increases purses to horsemen by 0.6% (over two years).  The Bill also removes the prohibition against video lottery agents operating on Christmas or Easter.

As previously announced on July 22, 2018, we entered into a definitive merger agreement with Twin River Worldwide Holdings, Inc.  The merger contemplates that our stockholders will exchange their stock for Twin River common shares representing 7.225% of the equity in the combined company at closing. Our Common Stock and Class A Common Stock will be treated equally in the merger.  The transaction is intended to qualify as a tax-free reorganization (except for cash paid in lieu of fractional shares).  We anticipate the transaction will close in early 2019, subject to regulatory approvals and customary closing conditions.

Approximately 78% of our revenue is gaming revenue.  Several factors contribute to the win for any gaming company, including, but not limited to:

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

Results of Operations

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

Gaming revenues increased by $668,000, or 2.0%, to $33,895,000 in the second quarter of 2018 primarily as a result of higher slot machine play and increased revenues from table games and sports wagering.

Other operating revenues were $10,238,000 in the second quarter of 2018 as compared to $9,914,000 in the second quarter of 2017.  Rooms revenue increased $162,000 to $3,238,000 in the second quarter of 2018 from $3,076,000 in the second quarter of 2017 due to higher convention and tour & travel sales.  Food and beverage revenues increased $188,000 to $5,668,000 in the second quarter of 2018 from $5,480,000 in the second quarter of 2017 due primarily to higher sales in our Festival Buffet and Garden Café.  Partially offsetting these increases was a decrease in banquet sales.

Gaming expenses increased by $615,000, or 1.9%, primarily as a result of the higher gaming revenues.

Other operating expenses increased to $7,655,000 in the second quarter of 2018 from $7,425,000 in the second quarter of 2017, primarily as a result of increased food and beverage expenses as a result of the higher revenues.

General and administrative expenses remained consistent at $1,342,000 in the second quarter of 2018 as compared to $1,333,000 in the second quarter of 2017.

Depreciation expense decreased slightly to $2,050,000 in the second quarter of 2018 from $2,086,000 in the second quarter of 2017.

Interest expense was $199,000 in the second quarter of 2018 as compared to $208,000 in the second quarter of 2017.  In 2018, lower outstanding borrowings were partially offset by slightly higher interest rates.

Our effective income tax rate was 36.5% in the second quarter of 2018 as compared to (83.3%) in the second quarter of 2017.  The 2018 rate was impacted by the passage of the Tax Cuts and Jobs Act in December of 2017 which lowered our federal income tax rate to 21% beginning in 2018.  The effective tax rate in the second quarter of 2017 was impacted by a federal income tax credit for payroll taxes incurred on customer tips paid to our employees.  The 2017 rate was impacted by a larger extent due to the lower pre-tax earnings.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

Gaming revenues decreased by $504,000, or 0.7%, to $68,029,000 in the first six months of 2018 primarily as a result of a decline in horse racing commissions and a slightly higher amount of gaming win allocated to complimentaries.  Partially offsetting these decreases was an increase in revenues from table games and sports wagering.

Other operating revenues were $19,263,000 in the first six months of 2018 as compared to $18,620,000 in the first six months of 2017.  Rooms revenue increased $225,000 to $5,457,000 in the first six months of 2018 from $5,232,000 in the first six months of 2017 due to higher convention and tour & travel sales.  Food and beverage revenues increased $600,000 to $11,255,000 in the first six months of 2018 from $10,655,000 in the first six months of 2017 due primarily to higher sales in our Festival Buffet, Frankie’s Italian restaurant and our Garden Café.  Partially offsetting these increases were decreases in other miscellaneous operating revenues.

Gaming expenses decreased by $416,000, or 0.6%, primarily as a result of the lower gaming revenues.

Other operating expenses increased to $14,689,000 in the first six months of 2018 from $14,262,000 in the first six months of 2017, primarily as a result of increased food and beverage expenses as a result of the higher revenues.

General and administrative expenses remained consistent at $2,727,000 in the first six months of 2018 as compared to $2,708,000 in the first six months of 2017.

Depreciation expense increased to $4,190,000 in the first six months of 2018 from $4,032,000 in the first six months of 2017 as a result of capital spending.

Interest expense was $408,000 in the first six months of 2018 as compared to $417,000 in the first six months of 2017.  In 2018, lower outstanding borrowings were partially offset by slightly higher interest rates.

Our effective income tax rate was (0%) in the first six months of 2018 as compared to (2.5%) in the first six months of 2017.  The 2018 rate was impacted by the passage of the Tax Cuts and Jobs Act in December of 2017 which lowered our federal income tax rate to 21% beginning in 2018.  The 2018 and 2017 rates were impacted by the income tax effects derived from the vesting of restricted stock awards during the first quarter of 2018 and 2017.  Additionally, the effective tax rate in the first six months of 2017 was impacted by a federal income tax credit for payroll taxes incurred on customer tips paid to our employees.  The 2018 rate was impacted by a larger extent due to the small pre-tax loss.

Liquidity and Capital Resources

Net cash provided by operating activities was $3,493,000 in the first six months of 2018 compared to $2,291,000 in the first six months of 2017.  The increase was primarily due to the timing of payments to the Delaware State Lottery Office for its portion of the slot win and the timing of payments to vendors.

Net cash used in investing activities was $1,396,000 in the first six months of 2018 compared to $1,198,000 in the first six months of 2017 and was primarily related to capital improvements in both periods.  Capital expenditures in the first six months of 2018 related primarily to hotel room renovations, facility and equipment and information systems upgrades.  Capital expenditures in the first six months of 2017 related primarily to facility and equipment and information systems upgrades.

Net cash used in financing activities was $1,974,000 in the first six months of 2018 compared to $2,324,000 in the first six months of 2017.  During the first six months of 2018, we had net repayments of $1,900,000 on our credit facility compared to $2,250,000 during the first six months of 2017.  We repurchased and retired $74,000 of our outstanding common stock during the first six months of 2018 and 2017.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first six months of 2018 or 2017.  At June 30, 2018, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $2,000,000 during the remainder of 2018.  Additionally, we expect to contribute $336,000 to our defined benefit pension plans during the remainder of 2018.

At June 30, 2018, we had a $32,500,000 credit agreement with our bank group.  The credit facility expires on September 30, 2018.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (175 basis points at June 30, 2018) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.  The credit facility contains certain covenants including maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At June 30, 2018, there was $18,000,000 outstanding at an interest rate of 3.84% and $14,500,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at June 30, 2018 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2018, the expiration date of the facility.

The credit facility is classified as a current liability as of June 30, 2018 in our consolidated balance sheets as the facility expires on September 30, 2018.  We are currently seeking to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance or extend the maturity of our outstanding credit facility prior to its expiration on September 30, 2018.

In recent years, the mid-Atlantic region has experienced a significant expansion in gaming venues and gaming offerings.  These new venues — including several in Maryland — have had a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 27% of our gaming win comes from Maryland patrons and approximately 59% of our Capital Club® member gaming win comes from out-of-state patrons.

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

In June 2012, the State enacted the Delaware Gaming Competitiveness Act of 2012 (the “Act”), under which Delaware’s video lottery agents are authorized to offer, through their websites, internet versions of their table games (including poker and bingo) and video lottery offerings.  All games remain under the control and operation of the Delaware Lottery.  Revenues from the internet versions of table games and video lottery games are distributed generally pursuant to the formula currently applicable to those games physically located within our casino, with the exception that internet service provider costs are deducted first, and the Delaware Lottery retains the first $3.75 million of state-wide net proceeds.  We began offering internet gaming in 2013; to date operating results from internet gaming have not been material.  Internet lottery games are, at least initially, offered solely to persons located within the State of Delaware.  This territorial limitation would not apply to gaming pursuant to an interstate compact, such as the compact between Delaware, New Jersey and Nevada for poker.  Internet gaming participation is limited to persons who meet the age requirements for equivalent non-internet games.

In June 2018, after several years of effort, legislation providing relief to the State’s gaming industry was enacted.  Senate Substitute No. 1 to Senate Bill 144, which passed with broad support in both the House and Senate, was signed by the Governor on June 30, 2018.  Effective July 1, 2018, the Bill revises the State’s share of gross table game revenues from 29% to 15.5%; eliminates the table game license fee for each video lottery agent, provided that the agent increase certain expenditures on marketing, wages and benefits; reduces the State’s share of gross slot machine revenues by 1%, with a further 2% reduction possible, beginning July 1, 2019, for each video lottery agent, provided that the agent make certain qualified capital expenditures; and increases purses to horsemen by 0.6% (over two years).  The Bill also removes the prohibition against video lottery agents operating on Christmas or Easter.

Contractual Obligations

At June 30, 2018, we had the following contractual obligations:

		Payments Due by Period
	Total	2018	2019 – 2020	2021 – 2022	Thereafter
Revolving line of credit(a)	$18,000,000	$18,000,000	$—	$—	$—
Estimated interest payments on revolving line of credit(b)	173,000	173,000	—	—	—
Defined benefit pension plan contributions	336,000	336,000	—	—	—
	$18,509,000	$18,509,000	$—	$—	$—

(a) Our current credit facility expires on September 30, 2018.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of June 30, 2018 and current interest rates through the expiration date.

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

Based on their evaluation as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first six months of 2018.  At June 30, 2018, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

Item 3.                                 Defaults Upon Senior Securities

None.

Item 4.                                 Mine Safety Disclosures

Not applicable.

Item 5.                                 Other Information

None.

Item 6.                                 Exhibits

2.1

Transaction Agreement, dated as of July 22, 2018, by and among Dover Downs Gaming & Entertainment, Inc., Twin River Worldwide Holdings, Inc. and Double Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated July 22, 2018)

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

101

The following materials from the Dover Downs Gaming & Entertainment, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017; (ii) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	August 2, 2018	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance, Treasurer, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)