Form 10-Q
period 2018-09-30
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2018-11-08
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock -	18,413,587 shares
Class A Common Stock -	14,869,623 shares

Part I – Financial Information

Item 1. Financial Statements

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

In Thousands, Except Per Share Amounts

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Gaming	$36,723	$35,716	$104,752	$104,249
Other operating	9,284	9,245	28,547	27,865
	46,007	44,961	133,299	132,114
Expenses:
Gaming	34,427	34,446	99,992	100,427
Other operating	7,493	7,141	22,182	21,403
General and administrative	1,355	1,316	4,082	4,024
Merger costs	765	—	765	—
Depreciation	2,010	2,096	6,200	6,128
	46,050	44,999	133,221	131,982

Operating (loss) earnings	(43)	(38)	78	132

Interest expense	(190)	(217)	(598)	(634)
Other income	84	30	251	118

Loss before income taxes	(149)	(225)	(269)	(384)

Income tax (expense) benefit	(120)	87	(120)	83

Net loss	(269)	(138)	(389)	(301)

Change in pension net actuarial loss and prior service cost, net of income taxes	29	18	88	79

Unrealized gain on equity investments, net of income taxes	—	4	—	5

Comprehensive loss	$(240)	$(116)	$(301)	$(217)

Net loss per common share:
Basic	$(0.01)	$—	$(0.01)	$(0.01)
Diluted	$(0.01)	$—	$(0.01)	$(0.01)

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

In Thousands, Except Share and Per Share Amounts

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$10,184	$10,714
Accounts receivable	2,784	3,557
Due from State of Delaware	8,958	5,720
Inventories	2,059	1,928
Prepaid expenses and other	3,504	2,840
Receivable from Dover Motorsports, Inc.	6	7
Income taxes receivable	294	318
Total current assets	27,789	25,084

Property and equipment, net	131,460	134,527
Other assets	404	564
Deferred income taxes	1,656	1,786
Total assets	$161,309	$161,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,569	$2,571
Purses due horsemen	8,960	5,814
Accrued liabilities	8,372	8,111
Deferred credits	120	49
Contract liabilities	3,954	3,724
Revolving line of credit	16,500	19,900
Total current liabilities	40,475	40,169

Liability for pension benefits	6,713	7,483
Total liabilities	47,188	47,652

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $0.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 18,413,587 and 18,272,809, respectively	1,841	1,827
Class A common stock, $0.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,869,623 and 14,869,623, respectively	1,487	1,487
Additional paid-in capital	5,976	5,877
Retained earnings	109,462	109,817
Accumulated other comprehensive loss	(4,645)	(4,699)
Total stockholders’ equity	114,121	114,309
Total liabilities and stockholders’ equity	$161,309	$161,961

The Notes to the Consolidated Financial Statements are an integral part of these consolidated financial statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In Thousands

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(389)	$(301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,200	6,128
Amortization of credit facility origination fees	30	42
Stock-based compensation	187	243
Deferred income taxes	98	(233)
Gains on equity investments	(5)	—
Changes in assets and liabilities:
Accounts receivable	773	729
Due from State of Delaware	(3,238)	(454)
Inventories	(131)	(164)
Prepaid expenses and other	(671)	(1,185)
Receivable from/payable to Dover Motorsports, Inc.	1	34
Income taxes receivable	22	50
Accounts payable	73	238
Purses due horsemen	3,146	115
Accrued liabilities	261	(848)
Deferred credits	71	23
Contract liabilities	230	469
Liability for pension benefits	(648)	(347)
Net cash provided by operating activities	6,010	4,539

Investing activities:
Capital expenditures	(3,029)	(1,764)
Purchase of equity investments	(33)	(47)
Proceeds from sale of equity investments	29	44
Net cash used in investing activities	(3,033)	(1,767)

Financing activities:
Borrowings from revolving line of credit	34,180	58,670
Repayments of revolving line of credit	(37,580)	(62,420)
Repurchase of common stock	(74)	(74)
Credit facility fees	(33)	(35)
Net cash used in financing activities	(3,507)	(3,859)

Net decrease in cash	(530)	(1,087)
Cash, beginning of period	10,714	11,677
Cash, end of period	$10,184	$10,590

Supplemental information:
Interest paid	$578	$590
Income tax payments	$—	$101
Change in accounts payable for capital expenditures	$(75)	$(213)

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

The accompanying consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, and accordingly do not include all of the information and disclosures required for audited financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our latest Annual Report on Form 10-K filed on March 1, 2018.  In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Operating results for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

NOTE 2 - Business Operations

We are a premier gaming and entertainment resort destination whose operations consist of:

•                  Dover Downs Casino – a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Pearl Oyster Grill, Frankie’s Italian restaurant, as well as several bars, restaurants and six retail outlets;

•                  Dover Downs Hotel and Conference Center – a 500 room AAA Four Diamond hotel with a fine dining restaurant, full-service spa/salon, conference, banquet, ballroom and concert hall facilities; and

•                  Dover Downs Raceway – a harness racing track with pari-mutuel wagering on live and simulcast horse races.

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

As previously announced on July 22, 2018, we entered into a definitive merger agreement with Twin River Worldwide Holdings, Inc.  The merger contemplates that our stockholders will exchange their stock for Twin River common shares representing 7.225% of the equity in the combined company at closing.  Common Stock and Class A Common Stock of Dover Downs will be treated equally in the merger.  The transaction is intended to qualify as a tax-free reorganization (except for cash paid in lieu of fractional shares).  We anticipate the transaction will close in early 2019, subject to regulatory approvals and customary closing conditions.

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

In recent years, the mid-Atlantic region has experienced a significant expansion in gaming venues and gaming offerings.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 26% of our gaming win comes from Maryland patrons and approximately 60% of our Capital Club® member gaming win comes from out of state patrons.

In June 2018, after several years of effort, legislation providing relief to the State’s gaming industry was enacted.  Senate Substitute No. 1 to Senate Bill 144, which passed with broad support in both the House and Senate, was signed by the Governor on June 30, 2018.  Effective July 1, 2018, the Bill revised the State’s share of gross table game revenues from 29.4% to 15.5%; eliminated the table game license fee for each video lottery agent, provided that the agent increase certain expenditures on marketing, wages and benefits; reduced the State’s share of gross slot machine revenues by 1%, with a further 2% reduction possible, beginning July 1, 2019, for each video lottery agent, provided that the agent make certain qualified capital expenditures; and increased purses to horsemen by 0.6% (over two years).  The Bill also removed the prohibition against video lottery agents operating on Christmas or Easter.

NOTE 3 - Summary of Significant Accounting Policies

Property and equipment—Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the asset’s estimated useful life.  Accumulated depreciation was $149,975,000 and $144,147,000 as of September 30, 2018 and December 31, 2017, respectively.

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

Our revenues disaggregated by type are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gaming	$36,723	$35,716	$104,752	$104,249

Other operating:
Rooms	2,745	2,831	8,202	8,063
Food and beverage	5,193	4,997	16,448	15,652
Other	1,346	1,417	3,897	4,150
	9,284	9,245	28,547	27,865

Total revenues	$46,007	$44,961	$133,299	$132,114

We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  Prior to the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, the estimated amount of points redeemable for cash was recorded as a reduction of gaming revenue and the estimated cost of points redeemable for services and merchandise was recorded as gaming expense.  Our liability for unredeemed points was based on the estimated costs of services or merchandise to be provided and estimated redemption rates.  Under the new standard effective January 1, 2018, points awarded under our point loyalty program are considered a material right given to customers based on their gaming play and are accounted for as a separate performance obligation.  The new standard requires us to allocate revenues associated with the customers’ gaming activity between gaming revenue and the value of the points earned after factoring in the likelihood of redemption.  As a result, gaming revenues are reduced with a corresponding increase to other operating revenues or our point liability.  The value of the unredeemed points is now determined based on the estimated standalone selling price of the points earned.  The revenue associated with the points earned is recognized in the period in which they are redeemed.  As a result of applying the new standard, our point liability increased and our retained earnings balance decreased by $559,000 ($403,000 after income taxes) at December 31, 2017.  See NOTE 6 — Stockholders’ Equity.  Additionally, we have recast the prior period consolidated statement of operations which resulted in additional loss of $1,000 ($1,000 after income taxes) and $18,000 ($12,000 after income taxes) for the three and nine-month periods ended September 30, 2017.

We have the following receivables related to contracts with customers; marker balances and other amounts due from gaming activities, billings for banquets and conventions, amounts due for hotel stays, and amounts due from exporting our live harness racing signals to other race tracks.  As of September 30, 2018 and December 31, 2017, our contract receivables were $980,000 and $1,537,000, respectively.  We have the following liabilities related to contracts with customers; liabilities for our point loyalty program, deposits made in advance for goods and services yet to be provided, and unpaid wagers.  All of our contract liabilities are short term in nature.  Loyalty points earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for  twelve months; therefore, the majority of points outstanding at the end of a period will either be redeemed or expire within the next year.  Additionally, our liability for unredeemed points does not change significantly from period to period.  During the three and nine-month periods ended September 30, 2018, we recognized approximately $788,000 and $2,200,000 of revenues related to loyalty point redemptions and our liability at September 30, 2018 was $2,363,000.  Advance deposits are typically for future banquet events and to reserve hotel rooms.  These deposits are usually received weeks or months in advance of the event or hotel stay.  Unpaid wagers not claimed within twelve months by the customer who earned them are escheated to the state.

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

Gaming revenues allocated to rooms, food and beverage, and other revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rooms	$1,352	$1,374	$3,641	$3,709
Food and beverage	2,057	1,995	5,879	5,427
Other	294	331	771	880
	$3,703	$3,700	$10,291	$10,016

Advertising costs—Advertising costs are charged to operations as incurred.  Advertising expenses were $557,000 and $1,541,000, and $600,000 and $1,567,000 for the three and nine-month periods ended September 30, 2018 and 2017, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss per common share – basic and diluted:
Net loss	$(269)	$(138)	$(389)	$(301)
Allocation to nonvested restricted stock awards	—	—	—	—
Net loss available to common stockholders	$(269)	$(138)	$(389)	$(301)

Weighted-average shares outstanding – basic and diluted	32,447	32,322	32,446	32,321

Net loss per common share – basic and diluted	$(0.01)	$—	$(0.01)	$(0.01)

There were no options outstanding and we paid no dividends during the nine months ended September 30, 2018 or 2017.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $52,000 and $187,000, and $57,000 and $243,000 as general and administrative expenses for the three and nine-month periods ended September 30, 2018 and 2017, respectively.  We recorded income tax benefits of $15,000 and $25,000, and $24,000 and $27,000 for the three and nine-month periods ended September 30, 2018 and 2017, respectively, related to vesting of our restricted stock awards.

Recent accounting pronouncements—In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General.  This new standard makes changes to the disclosure requirements for sponsors of defined benefit pension and/or other postretirement benefit plans to improve effectiveness of notes to the financial statements.  ASU 2018-14 is effective for fiscal years ending after December 15, 2020, and requires retrospective adoption.  Early adoption is permitted.  We are currently analyzing the impact of this ASU and we do not expect it to have a significant impact on our financial statement disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides the option to reclassify certain income tax effects related to the Tax Cuts and Jobs Act passed in December of 2017 between accumulated other comprehensive income and retained earnings and also requires additional disclosures.  The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized.  We are currently analyzing the impact of this ASU and, at this time, we have not yet determined whether we will elect to make this optional reclassification.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).  ASU 2017-07 provides guidance on the presentation of the service cost component and the other components of net period pension cost in the consolidated statements of operations.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017 and requires retrospective adoption.  We adopted this ASU effective January 1, 2018, which resulted in a reclassification of $30,000 and $118,000 of pension benefit from general and administrative expenses to other income in our consolidated statement of operations for the three and nine-month periods ended September 30, 2017.

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

The cumulative effect of the changes made to our December 31, 2017 consolidated balance sheet for the adoption of ASU 2014-09 were as follows (in thousands):

	As Originally Reported Balances at December 31, 2017	Adjustments Due to ASU 2014-09	Revised Balances at December 31, 2017
Assets
Deferred income taxes	$1,630	$156	$1,786

Liabilities
Accounts payable	3,769	(1,198)	2,571
Accrued liabilities	9,811	(1,700)	8,111
Deferred credits	316	(267)	49
Contract liabilities	—	3,724	3,724

Stockholders’ equity
Retained earnings	110,220	(403)	109,817

Reclassifications—Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net loss.

NOTE 4 – Credit Facility

On September 13, 2018, we modified our $32,500,000 credit agreement with our bank group.  The credit facility was modified to extend the maturity date to September 30, 2019.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (175 basis points at September 30, 2018) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.  The credit facility contains certain covenants including maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2018, there was $16,500,000 outstanding at an interest rate of 4.01% and $16,000,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at September 30, 2018 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2019, the expiration date of the facility.

The credit facility is classified as a current liability as of September 30, 2018 in our consolidated balance sheets as the facility expires on September 30, 2019.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 – Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan.  The assets for the excess plan aggregate $354,000 and $344,000 as of September 30, 2018 and December 31, 2017, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 7 — Fair Value Measurements).

The components of net periodic pension benefit for our defined benefit pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost	$213,000	$230,000	$641,000	$642,000
Expected return on plan assets	(337,000)	(289,000)	(1,014,000)	(891,000)
Recognized net actuarial loss	40,000	29,000	122,000	131,000
	$(84,000)	$(30,000)	$(251,000)	$(118,000)

The net periodic pension benefit is included in other income in our consolidated statements of operations.

We contributed $242,000 and $396,000, and $118,000 and $229,000 to our defined benefit pension plans during the three and nine-month periods ended September 30, 2018 and 2017, respectively.  We expect to contribute $93,000 to our defined benefit pension plans during the remainder of 2018.

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During each of the three and nine-month periods ended September 30, 2018 and 2017, we recorded expenses of $30,000 and $90,000, respectively, related to the SERP.  During the three and nine-month periods ended September 30, 2018 and 2017, we contributed $0 and $84,000, and $0 and $122,000 to the plan, respectively.  The liability for SERP pension benefits was $126,000 and $120,000 as of September 30, 2018 and December 31, 2017, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $202,000 and $617,000, and $207,000 and $639,000 for the three and nine-month periods ended September 30, 2018 and 2017, respectively.

NOTE 6 – Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2017-as originally reported	$1,827	$1,487	$5,877	$110,220	$(4,699)
Adoption of ASU 2014-09 (see NOTE 3)	—	—	—	(403)	—
Balance at December 31, 2017- revised	1,827	1,487	5,877	109,817	(4,699)
Adoption of ASU 2016-01 (see NOTE 3)	—	—	—	34	(34)
Net loss	—	—	—	(389)	—
Issuance of restricted stock awards, net of forfeitures	21	—	(21)	—	—
Stock-based compensation	—	—	187	—	—
Change in net actuarial loss and prior service cost, net of income tax expense of $34	—	—	—	—	88
Repurchase and retirement of common stock	(7)	—	(67)	—	—
Balance at September 30, 2018	$1,841	$1,487	$5,976	$109,462	$(4,645)

As of September 30, 2018 and December 31, 2017, accumulated other comprehensive loss consists of the following:

	September 30, 2018	December 31, 2017
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $3,118,000 and $3,152,000, respectively	$(4,645,000)	$(4,733,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $23,000	—	34,000
Accumulated other comprehensive loss	$(4,645,000)	$(4,699,000)

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.  See NOTE 4 – Credit Facility.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first nine months of 2018 or 2017.  At September 30, 2018, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  We granted 213,500 and 208,500 stock awards under this plan during the nine months ended September 30, 2018 and 2017, respectively.  As of September 30, 2018, there were 911,278 shares available for granting options or stock awards.

During the nine months ended September 30, 2018 and 2017, we purchased and retired 72,722 and 70,483 shares of our outstanding common stock for $74,000 and $74,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

NOTE 7 – Fair Value Measurements

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

The following table summarizes the valuation of our financial instrument pricing levels as of September 30, 2018 and December 31, 2017:

	Total	Level 1	Level 2	Level 3
September 30, 2018
Equity investments	$354,000	$354,000	$—	$—

December 31, 2017
Equity investments	$344,000	$344,000	$—	$—

Our equity investments consist of mutual funds.  These investments are included in other assets in our consolidated balance sheets.  Gains and losses on our equity investments are as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net gains recognized during the period on equity investments	$7,000	$5,000
Less: net gains recognized during the period on equity investments sold during the period	(1,000)	(5,000)
Unrealized gains recognized during the period on equity investments still held at period end	$6,000	$—

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At September 30, 2018 and December 31, 2017, there was $16,500,000 and $19,900,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 4 – Credit Facility and therefore we believe approximate fair value.

NOTE 8 - Related Party Transactions

During the three and nine-month periods ended September 30, 2018 and 2017, we allocated costs of $440,000 and $1,325,000, and $457,000 and $1,426,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $22,000 and $162,000, and $24,000 and $164,000, respectively, to us for the three and nine-month periods ended September 30, 2018 and 2017.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2018 and 2017 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $10,000 and $401,000, and $14,000 and $474,000 during the three and nine-month periods ended September 30, 2018 and 2017, respectively.  Additionally, DVD invoiced us $26,000 and $141,000, and $56,000 and $163,000 during the three and nine-month periods ended September 30, 2018 and 2017, respectively, for tickets, their commission for suite catering and other services to the NASCAR events.  As of September 30, 2018 and December 31, 2017, respectively, our consolidated balance sheets included $6,000 and $7,000 of receivables from DVD for the aforementioned items.  We settled these items in October and January of 2018.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

Henry B. Tippie, Chairman of our Board of Directors, controls in excess of fifty percent of our voting power.  Mr. Tippie’s voting control emanates from his direct and indirect holdings of common stock and Class A common stock and from his status as a trustee of the RMT Trust, our largest stockholder.  This means that Mr. Tippie has the ability to determine the outcome of our election of directors and to determine the outcome of many significant corporate transactions, many of which only require the approval of a majority of our voting power.

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

Dover Downs Gaming & Entertainment, Inc. is a premier gaming and entertainment resort destination whose operations consist of:

•                  Dover Downs Casino – a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, Spanish 21, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Pearl Oyster Grill, Frankie’s Italian restaurant, as well as several bars, restaurants and six retail outlets;

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

In June 2018, after several years of effort, legislation providing relief to the State’s gaming industry was enacted.  Senate Substitute No. 1 to Senate Bill 144, which passed with broad support in both the House and Senate, was signed by the Governor on June 30, 2018.  Effective July 1, 2018, the Bill revised the State’s share of gross table game revenues from 29.4% to 15.5%; eliminated the table game license fee for each video lottery agent, provided that the agent increase certain expenditures on marketing, wages and benefits; reduced the State’s share of gross slot machine revenues by 1%, with a further 2% reduction possible, beginning July 1, 2019, for each video lottery agent, provided that the agent make certain qualified capital expenditures; and increased purses to horsemen by 0.6% (over two years).  The Bill also removed the prohibition against video lottery agents operating on Christmas or Easter.

As previously announced on July 22, 2018, we entered into a definitive merger agreement with Twin River Worldwide Holdings, Inc.  The merger contemplates that our stockholders will exchange their stock for Twin River common shares representing 7.225% of the equity in the combined company at closing.  Common Stock and Class A Common Stock of Dover Downs will be treated equally in the merger.  The transaction is intended to qualify as a tax-free reorganization (except for cash paid in lieu of fractional shares).  We anticipate the transaction will close in early 2019, subject to regulatory approvals and customary closing conditions.

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

Results of Operations

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

Gaming revenues increased by $1,007,000, or 2.8%, to $36,723,000 in the third quarter of 2018 primarily as a result of higher slot machine play and increased revenues from sports wagering and table games,  partially offset by lower horse racing commissions.

Other operating revenues were $9,284,000 in the third quarter of 2018 as compared to $9,245,000 in the third quarter of 2017.  Rooms revenue decreased $86,000 to $2,745,000 in the third quarter of 2018 from $2,831,000 in the third quarter of 2017 due to the timing of Dover International Speedway’s fall NASCAR race weekend which was held on September 29 — October 1 of 2017 but was held in October 2018.  This decrease was partially offset by higher tour & travel, convention and transient sales.  Food and beverage revenues increased $196,000 to $5,193,000 in the third quarter of 2018 from $4,997,000 in the third quarter of 2017 due primarily to higher banquet sales and the opening of our new Pearl Oyster Grill in September 2018.  Partially offsetting these increases was a decrease in catering revenues due to the timing of Dover International Speedway’s fall NASCAR race weekend.

Gaming expenses remained consistent at $34,427,000 in the third quarter of 2018 as compared to $34,446,000 in the third quarter of 2017.  Increases due to higher sports betting revenues and employee costs were offset by a decrease in the state’s share of table game win.

Other operating expenses increased to $7,493,000 in the third quarter of 2018 from $7,141,000 in the third quarter of 2017, primarily as a result of increased payroll and benefit costs, the opening of our new Pearl Oyster Grill, and higher food and beverage expenses as a result of the higher revenues.

General and administrative expenses remained consistent at $1,355,000 in the third quarter of 2018 as compared to $1,316,000 in the third quarter of 2017.

Merger costs relate to legal, accounting and investment banking expenses incurred in connection with the aforementioned merger with Twin River Worldwide Holdings, Inc.

Depreciation expense decreased slightly to $2,010,000 in the third quarter of 2018 from $2,096,000 in the third quarter of 2017.

Interest expense was $190,000 in the third quarter of 2018 as compared to $217,000 in the third quarter of 2017.  In 2018, lower outstanding borrowings were partially offset by slightly higher interest rates.

Our effective income tax rate was (80.5%) in the third quarter of 2018 as compared to (38.7%) in the third quarter of 2017.  The 2018 rate resulted from the small pretax loss being impacted by merger costs which are non-deductible for income tax purposes.  Additionally, the passage of the Tax Cuts and Jobs Act in December of 2017 lowered our federal income tax rate to 21% beginning in 2018.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

Gaming revenues increased by $503,000, or 0.5%, to $104,752,000 in the first nine months of 2018 primarily as a result of higher slot machine play and increased revenues from table games and sports wagering.  Partially offsetting these increases was a decline in horse racing commissions.

Other operating revenues were $28,547,000 in the first nine months of 2018 as compared to $27,865,000 in the first nine months of 2017.  Rooms revenue increased $139,000 to $8,202,000 in the first nine months of 2018 from $8,063,000 in the first nine months of 2017 due to higher convention and tour & travel sales.  Partially offsetting these increases was a decrease due to the timing of Dover International Speedway’s fall NASCAR race weekend.  Food and beverage revenues increased $796,000 to $16,448,000 in the first nine months of 2018 from $15,652,000 in the first nine months of 2017 due primarily to higher sales in our Frankie’s Italian restaurant, Garden Café, Festival Buffet, banquet department, and the opening of our new Pearl Oyster Grill.  Partially offsetting these increases was a decrease in catering revenues due to the timing of Dover International Speedway’s fall NASCAR race weekend.

Gaming expenses decreased by $435,000, or 0.4%.  Increases from the higher sports betting revenues were offset by a decrease in the state’s share of table game win and lower marketing costs.

Other operating expenses increased to $22,182,000 in the first nine months of 2018 from $21,403,000 in the first nine months of 2017, primarily as a result of increased food and beverage expenses as a result of the higher revenues, increased payroll and benefit costs, and the opening of our new Pearl Oyster Grill.

General and administrative expenses remained consistent at $4,082,000 in the first nine months of 2018 as compared to $4,024,000 in the first nine months of 2017.

Merger costs relate to legal, accounting and investment banking expenses incurred in connection with the aforementioned merger with Twin River Worldwide Holdings, Inc.

Depreciation expense increased to $6,200,000 in the first nine months of 2018 from $6,128,000 in the first nine months of 2017 as a result of capital spending.

Interest expense was $598,000 in the first nine months of 2018 as compared to $634,000 in the first nine months of 2017.  In 2018, lower outstanding borrowings were partially offset by slightly higher interest rates.

Our effective income tax rate was (44.6%) in the first nine months of 2018 as compared to (21.6%) in the first nine months of 2017.  The 2018 rate resulted from the small pretax loss being impacted by merger costs which are non-deductible for income tax purposes.  Additionally, the passage of the Tax Cuts and Jobs Act in December of 2017 lowered our federal income tax rate to 21% beginning in 2018.  The 2018 and 2017 rates were impacted by the income tax effects derived from the vesting of restricted stock awards during the first quarter of 2018 and 2017.

Liquidity and Capital Resources

Net cash provided by operating activities was $6,010,000 in the first nine months of 2018 compared to $4,539,000 in the first nine months of 2017.  The increase was primarily due to the timing of payments to the Delaware State Lottery Office for its portion of the slot win and the timing of payments to vendors.

Net cash used in investing activities was $3,033,000 in the first nine months of 2018 compared to $1,767,000 in the first nine months of 2017 and was primarily related to capital improvements in both periods.  Capital expenditures in the first nine months of 2018 related primarily to hotel room renovations, facility upgrades, equipment purchases, information systems upgrades, and construction and equipment associated with our new Pearl Oyster Grill.  Capital expenditures in the first nine months of 2017 related primarily to facility and equipment and information systems upgrades.

Net cash used in financing activities was $3,507,000 in the first nine months of 2018 compared to $3,859,000 in the first nine months of 2017.  During the first nine months of 2018, we had net repayments of $3,400,000 on our credit facility compared to $3,750,000 during the first nine months of 2017.  We repurchased and retired $74,000 of our outstanding common stock during the first nine months of 2018 and 2017.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.  As a result of amending our credit agreement in September 2018 and July 2017, we paid $33,000 and $35,000 in bank fees, respectively.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first nine months of 2018 or 2017.  At September 30, 2018, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $500,000 - $1,000,000 during the remainder of 2018.  Additionally, we expect to contribute $93,000 to our defined benefit pension plans during the remainder of 2018.

On September 13, 2018, we modified our $32,500,000 credit agreement with our bank group.  The credit facility was modified to extend the maturity date to September 30, 2019.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (175 basis points at September 30, 2018) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.  The credit facility contains certain covenants including maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At September 30, 2018, there was $16,500,000 outstanding at an interest rate of 4.01% and $16,000,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at September 30, 2018 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2019, the expiration date of the facility.

The credit facility is classified as a current liability as of September 30, 2018 in our consolidated balance sheets as the facility expires on September 30, 2019.  We will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance or extend the maturity of our outstanding credit facility prior to its expiration on September 30, 2019.

In recent years, the mid-Atlantic region has experienced a significant expansion in gaming venues and gaming offerings.  These new venues — including several in Maryland — have had a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 26% of our gaming win comes from Maryland patrons and approximately 60% of our Capital Club® member gaming win comes from out-of-state patrons.

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

In June 2018, after several years of effort, legislation providing relief to the State’s gaming industry was enacted.  Senate Substitute No. 1 to Senate Bill 144, which passed with broad support in both the House and Senate, was signed by the Governor on June 30, 2018.  Effective July 1, 2018, the Bill revises the State’s share of gross table game revenues from 29.4% to 15.5%; eliminates the table game license fee for each video lottery agent, provided that the agent increase certain expenditures on marketing, wages and benefits; reduces the State’s share of gross slot machine revenues by 1%, with a further 2% reduction possible, beginning July 1, 2019, for each video lottery agent, provided that the agent make certain qualified capital expenditures; and increases purses to horsemen by 0.6% (over two years).  The Bill also removes the prohibition against video lottery agents operating on Christmas or Easter.

Contractual Obligations

At September 30, 2018, we had the following contractual obligations:

		Payments Due by Period
	Total	2018	2019 — 2020	2021 — 2022	Thereafter
Revolving line of credit(a)	$16,500,000	$—	$16,500,000	$—	$—
Estimated interest payments on revolving line of credit(b)	662,000	166,000	496,000	—	—
Defined benefit pension plan contributions	93,000	93,000	—	—	—
	$17,255,000	$259,000	$16,996,000	$—	$—

(a) Our current credit facility expires on September 30, 2019.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of September 30, 2018 and current interest rates through the expiration date.

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

Based on their evaluation as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during the first nine months of 2018.  At September 30, 2018, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1            Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101               The following materials from the Dover Downs Gaming & Entertainment, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017; (ii) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	November 8, 2018	Dover Downs Gaming & Entertainment, Inc.
Registrant

/s/ Denis McGlynn
Denis McGlynn
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy R. Horne
Timothy R. Horne
Senior Vice President-Finance, Treasurer, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)