Form 10-K
period 2018-12-31
DOVER DOWNS GAMING & ENTERTAINMENT INC
filed 2019-03-21
CIK 1162556

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant was $29,741,381 as of June 30, 2018 (the last day of our most recently completed second quarter).

As of March 13, 2019, the number of shares of each class of the registrant’s common stock outstanding is as follows:

Common Stock — 19,002,930 shares    Class A Common Stock — 14,419,623 shares

Documents Incorporated by Reference — None.

Part I

References in this document to “we,” “us” and “our” mean Dover Downs Gaming & Entertainment, Inc. and/or its wholly owned subsidiaries, as appropriate.

Item 1.                                 Business

We are a premier gaming and entertainment resort destination whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Pearl Oyster Grill, Frankie’s Italian restaurant, as well as several bars, restaurants and six retail outlets;

•                  Dover Downs Hotel and Conference Center — a 500 room hotel with a fine dining restaurant, full-service spa/salon, conference, banquet, ballroom and concert hall facilities; and

•                  Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

All of our gaming operations are located at our entertainment complex in Dover, the capital of the State of Delaware.

On July 22, 2018, we entered into a definitive merger agreement with Twin River Worldwide Holdings, Inc. (“Twin River”) pursuant to which, at closing, we will become a wholly-owned subsidiary of Twin River.  The merger contemplates that our stockholders will exchange their stock for Twin River common shares representing 7.225% of the equity in the combined company at closing.  Common Stock and Class A Common Stock of Dover Downs will be treated equally in the merger.  The transaction is intended to qualify as a tax-free reorganization (except for cash paid in lieu of fractional shares). The merger agreement requires the approval of our stockholders and a special meeting of our stockholders is scheduled for March 26, 2019.   Closing under the merger agreement is tentatively scheduled to be on or about March 28, 2019, subject to the approval of our stockholders and other customary closing conditions.

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

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis.  In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 50 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

In recent years, the mid-Atlantic region has experienced a significant expansion in gaming venues and gaming offerings.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 28% of our gaming win comes from Maryland patrons and approximately 58% of our Capital Club® member gaming win comes from out of state patrons.

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

Dover Downs Casino

Our casino opened in December 1995 with approximately 500 slot machines.  Due to its popularity, the casino has expanded six times since its opening.  The casino complex features 165,000 square-feet of space and houses approximately 2,200 slot machines,  40 table games including blackjack, craps and roulette, and 12 poker tables at December 31, 2018.  We are open for business 24 hours per day, seven days per week.  Historically, our facilities have been open every day of the year except Christmas and Easter.  In 2018, we were open on Christmas and we estimate that the facility was visited by approximately 1.8 million patrons during the year.  Beginning in 2019, our facility will be open every day of the year.

Our slot machines range from our popular penny machines to $100 machines in the Premium Slots area and include some of the most popular games found in the country’s major gaming jurisdictions.

Our Race & Sports Book operation features a full range of betting on professional and college sports, including single game wagering on a wide variety of sports, including football, baseball, basketball, boxing, mixed martial arts, hockey and soccer, and pari-mutuel wagering on live and simulcast horse races.

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

We use sophisticated database marketing to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club®, a slots players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs.  Membership in this club currently stands at approximately 120,000 active patrons in one of three tiers — Capital Gold®, Capital Platinum® or Platinum Elite®.

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

Dover Downs Hotel

Our luxury hotel facility, the Dover Downs Hotel and Conference Center, is the largest hotel in the State of Delaware and connects to our casino.  The facility includes 500 rooms, including eleven luxury spa suites, a multi-purpose ballroom/concert hall, a fine dining restaurant, swimming pool and a luxurious 6,000 square-foot full-service spa.  Our facility offers 41,500 square feet of multi-use event space, the most of any hotel in Delaware.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, spa facilities, trade shows and conferences, we believe we are able to attract new patrons and lengthen the stay of current patrons and encourage visits from patrons who may have a more convenient gaming option.  In 2018, hotel occupancy averaged 83%.

Dover Downs Raceway

Dover Downs Raceway has presented pari-mutuel harness racing events for 50 consecutive years.  Live harness races are conducted at Dover Downs Raceway from November until April and are simulcast to more than 300 tracks and other off-track betting locations across North America on each of our 81 scheduled live race dates.  During our harness racing season, we have historically used the 5/8-mile harness racing track that is located on DVD’s property and is on the inside of its one-mile motorsports superspeedway.  In order to continue this historic use, DVD granted a perpetual easement to the harness track to us at the time of the spin-off.  This perpetual easement allows us to have exclusive use of the harness track during the period beginning November 1 of each year and ending April 30 of the following year, together with set up and tear down rights for the two weeks before and after such period.  The easement requires that we maintain the harness track but does not require the payment of any rent.  Additional amenities include the Winners Circle® Restaurant overlooking the horse racing track.

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

Control Over Equipment and Technology.  We do not own or lease the slot machines, betting terminals, or computer systems used by the State in connection with our video lottery gaming and sports betting operations.  The Lottery Director enters into contracts directly with the providers of the slot machines and computer systems and we are not a party to those negotiations.  The State purchases or leases all equipment and the Lottery Director licenses all technology providers and we share in the expense.  Similarly, but at no expense to us, the Lottery Director enters into contracts directly with internet service providers.  Our operations could be disrupted if a licensed technology provider violates its agreement with the State or ceases to be licensed for any reason.  Such an event would be outside of our control and could adversely affect our gaming revenues.

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

In recent years, the mid-Atlantic region has experienced a significant expansion in gaming venues and gaming offerings.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 28% of our gaming win comes from Maryland patrons and approximately 58% of our Capital Club® member gaming win comes from out of state patrons.

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

We use a sophisticated database marketing program to enable us to develop long-term relationships with our patrons and to target promotions to specific customer segments.  Our Capital Club, a players club and tracking system, allows us to identify customers and to reward their level of play through various marketing programs.  Membership in this club currently stands at approximately 120,000 active patrons.  We attempt to increase attendance at both our casino and hotel through effective promotional use of our database and by making improvements to our facilities and gaming offerings based on what we learn from our Capital Club members.  For example, we continually add the most popular machines, have added live table games and sports betting, as well as multi-player electronic table games and other amenities requested by our customers.  We began offering internet gaming in 2013.

Our luxury hotel facility, the Dover Downs Hotel, connects to our casino and is the only casino hotel in the State.  By offering a wide range of entertainment options to our patrons, including concerts featuring prominent entertainers, live boxing, gourmet dining, spa amenities, trade shows and conferences, we believe we are able to attract new patrons and lengthen the stay of current patrons.

Seasonality

Our quarterly operating results are affected by weather and the general economic conditions in the United States.  Additionally, given our high level of fixed operating costs, fluctuations in our business volume can lead to variations in quarterly operating results.  The results for any quarter are not necessarily indicative of results to be expected in any future period.

Employees

As of December 31, 2018, we had 1,388 employees, of which 906 were full-time.  We engage temporary personnel to assist during our live harness racing season.  None of our employees are party to a collective bargaining agreement and we believe that our relationship with our employees is good.

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

Item 1A.                        Risk Factors

Not applicable.

Item 1B.                        Unresolved Staff Comments

We have not received any written comments that were issued within 180 days before December 31, 2018, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Item 2.                                 Properties

We own our principal executive office located in Dover, Delaware and the Dover Downs Hotel & Casino.  The casino is a 165,000-square foot complex featuring popular table games, including craps, roulette and card games such as blackjack, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, and our Race & Sports Book operation.  The hotel is a 500 room hotel with conference, banquet, ballroom and concert hall facilities.  We have a perpetual easement to Dover Downs Raceway — our harness racing track.  Our casino offers pari-mutuel wagering on live racing from this raceway and simulcast horse races.  The casino facility includes the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Pearl Oyster Grill, Frankie’s Italian restaurant, as well as several bars, restaurants and six retail outlets, all of which are located at our entertainment complex situated on approximately 69 acres of owned land.

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

Item 3.                                 Legal Proceedings

Securities class action lawsuits: Tammy Raul v. Dover Downs Gaming & Entertainment, Inc. et al., filed in The United States District Court for the Southern District of New York (case No. 1:18-cv-11506-NRB).   Finley v. Dover Downs Gaming & Entertainment, Inc. et al., filed in The United States District Court for the Southern District of New York (case No.1:18-cv-12111).

Two similar putative class action lawsuits have been filed against us and all of our directors.  The plaintiffs seek class certification on behalf of our public stockholders and allege violations of federal securities laws in connection with our proposed merger with Twin River Worldwide Holdings, Inc. Both cases were filed in December of 2018 on the basis of our preliminary proxy filing with the Securities and Exchange Commission which described the merger.  Among other things, plaintiffs sought to direct us to amend our proxy statement to enhance our disclosure, sought unspecified damages, and sought the award of attorneys’ fees and costs. We have amended our proxy disclosure, primarily in response to SEC comments, and believe the plaintiffs have no further suggested revisions to our disclosure at this time, although they still intend to pursue damages, attorneys’ fees and costs.  We believe the allegations in these cases lack merit.

We are also party to ordinary routine litigation incidental to our business.

Management does not believe that the resolution of any of these matters is likely to have a material adverse effect on us. However, we cannot predict with any certainty the final outcome of these proceedings, and there can be no assurance that their ultimate resolution will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4.                                 Mine Safety Disclosures

Not applicable.

Executive Officers Of The Registrant

See Part III, Item 10 of this Annual Report on Form 10-K for information about our executive officers.

Part II

Item 5.                                 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our common stock is listed on the New York Stock Exchange under the ticker symbol “DDE.”  Our Class A common stock is not publicly traded but is freely convertible on a one-for-one basis into common stock at any time at the option of the holder thereof.  As of March 13, 2019, there were 19,002,930 shares of common stock and 14,419,623 shares of Class A common stock outstanding.  There were 503 holders of record for common stock and 8 holders of record for Class A common stock.

The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared per share for the years ended December 31, 2018 and 2017 are detailed in the following table.

Quarter Ended:	High	Low	Dividends Declared
December 31, 2018	$2.83	$2.01	$—
September 30, 2018	$3.49	$1.78	$—
June 30, 2018	$2.40	$1.25	$—
March 31, 2018	$1.79	$0.96	$—

December 31, 2017	$1.07	$0.92	$—
September 30, 2017	$1.18	$0.95	$—
June 30, 2017	$1.18	$1.01	$—
March 31, 2017	$1.17	$1.01	$—

On January 23, 2013, our Board of Directors suspended the quarterly dividend.  In addition, our credit facility prohibits the payment of dividends.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2018.  At December 31, 2018, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

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

Dover Downs Gaming & Entertainment, Inc. is a premier gaming and entertainment resort destination whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Pearl Oyster Grill, Frankie’s Italian restaurant, as well as several bars, restaurants and six retail outlets;

•                  Dover Downs Hotel and Conference Center — a 500 room hotel with a fine dining restaurant, full-service spa/salon, conference, banquet, ballroom and concert hall facilities; and

•                  Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

All of our gaming operations are located at our entertainment complex in Dover, the capital of the State of Delaware.

On July 22, 2018, we entered into a definitive merger agreement with Twin River Worldwide Holdings, Inc. (“Twin River”) pursuant to which, at closing, we will become a wholly-owned subsidiary of Twin River.  The merger contemplates that our stockholders will exchange their stock for Twin River common shares representing 7.225% of the equity in the combined company at closing.  Common Stock and Class A Common Stock of Dover Downs will be treated equally in the merger.  The transaction is intended to qualify as a tax-free reorganization (except for cash paid in lieu of fractional shares). The merger agreement requires the approval of our stockholders and a special meeting of our stockholders is scheduled for March 26, 2019.   Closing under the merger agreement is tentatively scheduled to be on or about March 28, 2019, subject to the approval of our stockholders and other customary closing conditions.

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

Results of Operations

Gaming revenues represent (i) the win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  Other operating revenues consist of hotel room sales, food and beverage sales and other miscellaneous income and include actual amounts paid for such services, the value of loyalty points redeemed for such services, and the portion of gaming win allocated to complimentary goods and services.

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

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Gaming revenues increased by $1,936,000, or 1.4%, to $140,620,000 in 2018 primarily as a result of higher slot machine play and increased revenues from table games and sports wagering.  Partially offsetting these increases was a decline in horse racing commissions and an increase in complimentary items provided to customers.

Other operating revenues were $39,311,000 in 2018 as compared to $37,744,000 in 2017.  Rooms revenue increased $344,000 to $10,859,000 in 2018 from $10,515,000 in 2017 due to higher tour & travel and convention sales.  Food and beverage revenues increased $1,329,000 to $22,942,000 in 2018 from $21,613,000 in 2017 due primarily to the opening of our new Pearl Oyster Grill and higher sales in our Garden Café, Frankie’s Italian restaurant, Festival Buffet, and most of our other food and beverage outlets.

Gaming expenses remained consistent at $133,967,000 in 2018 as compared to $133,921,000 in 2017.  Increases from the higher sports betting revenues and higher maintenance and miscellaneous operating costs were offset by a decrease in the state’s share of table game win.

Other operating expenses increased to $30,414,000 in 2018 from $28,944,000 in 2017, primarily as a result of increased food and beverage expenses as a result of the higher revenues, increased payroll and benefit costs, and the opening of our new Pearl Oyster Grill.

General and administrative expenses remained consistent at $5,324,000 in 2018 as compared to $5,321,000 in 2017.

Merger costs relate to legal, accounting and investment banking expenses incurred in connection with the aforementioned merger with Twin River Worldwide Holdings, Inc.

Depreciation expense increased to $8,231,000 in 2018 from $8,168,000 in 2017 as a result of capital spending.

Interest expense was $790,000 in 2018 as compared to $840,000 in 2017.  In 2018, lower outstanding borrowings were partially offset by slightly higher interest rates.

Earnings (loss) before income taxes were $417,000 in 2018 as compared to ($619,000) in 2017.  Excluding the merger costs in 2018, our adjusted earnings (loss) before income taxes were $1,507,000 in 2018 as compared to ($619,000) in 2017.

	2018	2017
Earnings (loss) before income taxes	$417,000	$(619,000)
Merger costs	1,090,000	—
Adjusted earnings (loss) before income taxes	$1,507,000	$(619,000)

Our effective income tax rate was 92.8% in 2018 as compared to (84.5%) in 2017.  The 2018 rate resulted from the small pretax loss being impacted by merger costs which are non-deductible for income tax purposes.  The 2017 rate was impacted by the passage of the Tax Cuts and Jobs Act in December which lowered our federal income tax rate to 21% beginning in 2018.  This required us to revalue our net deferred federal tax assets at December 31, 2017.  The

2018 and 2017 rates were impacted by the income tax effects derived from the vesting of restricted stock awards during the first quarter of 2018 and 2017.

Net earnings (loss) were $30,000 in 2018 as compared to ($1,142,000) in 2017.  Excluding the merger costs and the impact of the Tax Cuts and Jobs Act, our adjusted net earnings (loss) were $1,120,000 in 2018 as compared to ($480,000) in 2017.

	2018	2017
Net earnings (loss)	$30,000	$(1,142,000)
Merger costs	1,090,000	—
Impact of the Tax Cuts and Jobs Act	—	662,000
Adjusted net earnings (loss)	$1,120,000	$(480,000)

The above financial information is presented using other than generally accepted accounting principles (“non-GAAP”) and is reconciled to comparable information presented using GAAP.  Non-GAAP adjusted earnings (loss) before income taxes is derived by adjusting amounts determined in accordance with GAAP for the merger costs.  Non-GAAP adjusted net earnings (loss) is derived by adjusting amounts determined in accordance with GAAP for the merger costs and the impact of the Tax Cuts and Jobs Act.  We believe such non-GAAP information is useful and meaningful to investors, and is used by investors and us to assess core operations.  This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as an alternative to net earnings (loss) which is determined in accordance with GAAP.

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Gaming revenues decreased by $4,558,000, or 3.2%, to $138,684,000 in 2017 primarily as a result of lower slot machine play, and to a lesser extent a decline in horse racing commissions and a lower table game hold percentage.  Partially offsetting these decreases was an increase in revenues from sports wagering.  We believe that our revenues continue to be negatively impacted from the overall increased competition in regional gaming markets.

Other operating revenues were $37,744,000 in 2017 as compared to $38,537,000 in 2016.  Rooms revenue decreased $317,000 to $10,515,000 in 2017 from $10,832,000 in 2016 due primarily to lower transient and convention sales, partially offset by higher tour & travel sales.  Food and beverage revenues decreased $329,000 to $21,613,000 in 2017 from $21,942,000 in 2016 due primarily to lower banquet sales.  Lower concert revenues in 2017 as compared to 2016 also contributed to the decrease in other operating revenues.

Gaming expenses decreased by $3,474,000, or 2.5%, primarily as a result of the lower gaming revenues.

Other operating expenses decreased to $28,944,000 in 2017 from $29,033,000 in 2016, primarily as a result of lower employee wages and benefit costs, partially offset by increased food costs.

General and administrative expenses decreased to $5,321,000 in 2017 from $5,509,000 in 2016 primarily as a result of lower wages and benefit costs.

Depreciation expense increased to $8,168,000 in 2017 from $7,743,000 in 2016 as a result of capital spending in 2017 and 2016.

Interest expense decreased by $23,000 primarily due to lower outstanding borrowings in 2017, partially offset by slightly higher interest rates.

Our effective income tax rate was (84.5%) in 2017 as compared to 44.7% in 2016.  The 2017 rate was impacted by the passage of the Tax Cuts and Jobs Act in December which lowered our federal income tax rate to 21% beginning in 2018.  This required us to revalue our net deferred federal tax assets at December 31, 2017.

Net (loss) earnings were ($1,142,000) in 2017 as compared to $758,000 in 2016.  Excluding the impact of the Tax Cuts and Jobs Act, our adjusted net (loss) earnings were ($480,000) in 2017 as compared to $786,000 in 2016.

	2017	2016
Net (loss) earnings	$(1,142,000)	$758,000
Impact of the Tax Cuts and Jobs Act	662,000	—
Adjusted net (loss) earnings	$(480,000)	$758,000

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

Liquidity and Capital Resources

Net cash provided by operating activities was $9,995,000 in 2018 compared to $6,700,000 in 2017.  The increase was primarily due to the higher earnings before depreciation, the timing of payments to the Delaware State Lottery Office for its portion of the slot win, and the timing of payments to vendors.

Net cash used in investing activities was $4,838,000 in 2018 compared to $2,204,000 in 2017 and was primarily related to capital improvements in both periods.  Capital expenditures in 2018 related primarily to hotel room renovations, facility upgrades, equipment purchases, information systems upgrades, and construction and equipment associated with our new Pearl Oyster Grill.  Capital expenditures in 2017 related primarily to hotel room renovations, facility and equipment and information systems upgrades.

Net cash used in financing activities was $5,007,000 in 2018 compared to $5,459,000 in 2017.  During 2018, we had net repayments of $4,900,000 on our credit facility compared to $5,350,000 during 2017.  We repurchased and retired $74,000 of our outstanding common stock during each of 2018 and 2017.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan.  As a result of amending our credit agreement in 2018 and 2017, we paid $33,000 and $35,000 in bank fees, respectively.

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2018 or 2017.  At December 31, 2018, we had remaining repurchase authority of 1,653,333 shares. At present we are not permitted to make such purchases under our credit facility.

Based on current business conditions, we expect to make capital expenditures of approximately $4,000,000 - $5,000,000 during 2019.  Additionally, we expect to contribute approximately $460,000 to our defined benefit pension plans in 2019.

On September 13, 2018, we modified our $32,500,000 credit agreement with our bank group.  The credit facility was modified to extend the maturity date to September 30, 2019.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (175 basis points at December 31, 2018) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.  The credit facility contains certain covenants including maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2018, there was $15,000,000 outstanding at an interest rate of 4.25% and $17,500,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at December 31, 2018 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2019, the expiration date of the facility.

The credit facility is classified as a current liability as of December 31, 2018 in our consolidated balance sheets as the facility expires on September 30, 2019.  Our pending merger with Twin River is expected to close prior to this time and the facility would accelerate upon this change of control.  If this does not occur, we will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

While we believe that our net cash flows from operating activities and funds available from our credit facility will be sufficient to provide for our working capital needs and capital spending requirements for the foreseeable future, we will need to refinance or extend the maturity of our outstanding credit facility prior to its expiration on September 30, 2019.

In recent years, the mid-Atlantic region has experienced a significant expansion in gaming venues and gaming offerings.  These new venues — including several in Maryland — have had a significant adverse effect on our visitation numbers, our revenues and our profitability. Management has estimated that approximately 28% of our gaming win comes from Maryland patrons and approximately 58% of our Capital Club® member gaming win comes from out-of-state patrons.

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

Contractual Obligations

At December 31, 2018, we had the following contractual obligations:

		Payments Due by Period
	Total	2019	2020 — 2021	2022 — 2023	Thereafter
Revolving line of credit(a)	$15,000,000	$15,000,000	$—	$—	$—
Estimated interest payments on revolving line of credit(b)	478,000	478,000	—	—	—
Defined benefit pension plan contributions	460,000	460,000	—	—	—
	$15,938,000	$15,938,000	$—	$—	$—

(a) Our current credit facility expires on September 30, 2019.

(b) The future interest payments on our revolving credit agreement were estimated using the current outstanding principal as of December 31, 2018 and current interest rates through the expiration date.

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

Item 8.           Financial Statements And Supplementary Data

Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm included in this report are shown on the Index to Consolidated Financial Statements on page 27.

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

Based on their evaluation as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)   Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

(c)   Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  During the year ended December 31, 2018, we implemented controls to ensure we had adequately evaluated our contracts with customers and properly assessed the impact of Accounting Standards Update 2014-09, Revenue from Contracts with Customers, on our financial statements.  There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

Item 9B.        Other Information

None.

Part III

Item 10.         Directors, Executive Officers And Corporate Governance

Except as presented below, biographical information relating to our directors and executive officers, information regarding our audit committee financial experts and information on Section 16(a) Beneficial Ownership Reporting Compliance called for by this Item 10 will be completed by amendment.

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

Executive Officers of the Registrant.  As of December 31, 2018, our executive officers were:

Name	Position	Age	Term of Office
Denis McGlynn	President and Chief Executive Officer	72	11/79 to date

Edward J. Sutor	Executive Vice President and Chief Operating Officer	68	3/99 to date

Timothy R. Horne	Sr. Vice President-Finance, Treasurer and Chief Financial Officer	52	11/96 to date

Klaus M. Belohoubek	Sr.Vice President-General Counsel and Secretary	59	7/99 to date

Our Chairman of the Board, Henry B. Tippie, is a non-employee director and, therefore, not an executive officer.  Mr. Tippie has served as Chairman of the Board since our spin-off from DVD in 2002.  Mr. Tippie also serves as Chairman of the Board to DVD as a non-employee director.

Denis McGlynn has served as our President and Chief Executive Officer for 39 years.  Mr. McGlynn also serves as President and Chief Executive Officer to DVD.

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

To be completed by amendment.

Item 12.                          Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

To be completed by amendment.

Equity Compensation Plan Information

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Refer to NOTE 9 — Stockholders’ Equity to our consolidated financial statements included elsewhere in this document for further discussion.  Securities authorized for issuance under equity compensation plans at December 31, 2018 are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	911,278

Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	911,278

Item 13.         Certain Relationships And Related Transactions, And Director Independence

To be completed by amendment.

Item 14.         Principal Accounting Fees And Services

KPMG LLP served as our independent registered public accounting firm for the fiscal years ended December 31, 2018 and 2017.

During the fiscal years ended December 31, 2018 and 2017, KPMG LLP’s services rendered to us primarily consisted of auditing our consolidated financial statements, as well as performing reviews of our quarterly financial statements.

AUDIT AND NON-AUDIT FEES

The following table sets forth fees for services KPMG LLP provided during fiscal years 2018 and 2017:

	2018	2017
Audit fees	$457,500	$365,000
Tax fees	30,000	—
	$487,500	$365,000

The Audit Committee has determined that the provision of non-audit services by KPMG LLP is compatible with maintaining KPMG LLP’s independence.  In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by KPMG LLP.  In other cases, the Chairman of the Audit Committee has the delegated authority from the Audit Committee to pre-approve certain additional services, and such pre-approvals are communicated to the full Audit Committee at its next meeting.  All audit and non-audit fees were approved in accordance with these procedures.  Audit related fees refers to procedures in connection with the adoption of Accounting Standards Codification 606, including retrospective restatement of the 2017 and 2016 financial statements, and work in connection with reviewing our joint proxy statement/prospectus with Twin River.  Tax fees refers to an ongoing analysis of potential Internal Revenue Code sections 280G and

4999 tax implications of change of control payments under certain executive non-competition agreements triggered by our impending merger with Twin River.

Part IV

Item 15.         Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements — See accompanying Index to Consolidated Financial Statements on page 27.

(2)	Financial Statement Schedules — None.

(3)	Exhibits:

2.1

Amended and Restated Agreement Regarding Distribution and Plan of Reorganization, dated as of February 15, 2002, by and between Dover Motorsports, Inc. (formerly known as Dover Downs Entertainment, Inc.) and Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit 2.1 to the Form 10 filed on February 26, 2002, which was declared effective on March 7, 2002).

2.2

Transaction Agreement, dated as of July 22, 2018, by and among Dover Downs Gaming & Entertainment, Inc., Twin River Worldwide Holdings, Inc. and Double Acquisition Corp. (incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated July 22, 2018).

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

10.3

Agreement between Dover Downs, Inc. and Delaware Standardbred Owners Association, Inc. effective October 4, 2017 (incorporated herein by reference to Exhibit 10.3 to the Form 10-K filed on March 1, 2018).

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

10.11

Modification and Reaffirmation Agreement between Dover Downs Gaming and Entertainment, Inc., Dover Downs, Inc. and Dover Downs Gaming and Management Corp. and Citizens Bank, National Association, as agent, dated as of September 13, 2018 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on September 14, 2018).

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

10.17

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

10.20

Form of Restricted Stock Grant Agreement Used With Dover Downs Gaming & Entertainment, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q dated May 1, 2014).

10.21

Dover Downs Gaming & Entertainment, Inc. Supplemental Executive Retirement Savings Plan Dated November 9, 2012 (incorporated herein by reference to Exhibit 10.1 to the Form 10-Q filed on November 9, 2012).

21.1	List of Subsidiaries of Dover Downs Gaming & Entertainment, Inc.

24.1	Powers of Attorney for Directors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Information Statement dated as of March 7, 2002 (incorporated herein by reference to Exhibit 99.1 to the Form 10 filed on March 7, 2002).

99.2	Audit Committee Charter of Dover Downs Gaming & Entertainment, Inc. (incorporated herein by reference to Exhibit A to our Proxy Statement filed on March 30, 2010).

101

The following materials from the Dover Downs Gaming & Entertainment, Inc. annual report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Income for the years ended December 31, 2018, 2017 and 2016; (ii) Consolidated Balance Sheets as of December 31, 2018 and 2017; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (iv)  Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	March 21, 2019	Dover Downs Gaming & Entertainment, Inc.
Registrant

		BY:	/s/ Denis McGlynn
Denis McGlynn
President and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Denis McGlynn	President and Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2019
Denis McGlynn

/s/ Timothy R. Horne	Sr. Vice President — Finance, Treasurer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 21, 2019
Timothy R. Horne

The Directors of the registrant (listed below) executed a power of attorney appointing Denis McGlynn and Timothy R. Horne their attorneys-in-fact, empowering either of them to sign this report, or any amendments, on their behalf.

/s/ Henry B. Tippie	Chairman of the Board	March 21, 2019
Henry B. Tippie

/s/ Patrick J. Bagley	Director and Chairman of the Audit Committee	March 21, 2019
Patrick J. Bagley

/s/ Jeffrey W. Rollins	Director	March 21, 2019
Jeffrey W. Rollins

/s/ R. Randall Rollins	Director	March 21, 2019
R. Randall Rollins

/s/ Denis McGlynn	As Attorney-in-Fact and Director	March 21, 2019
Denis McGlynn

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dover Downs Gaming & Entertainment, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dover Downs Gaming & Entertainment, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of (loss) earnings and comprehensive (loss) income and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s credit facility expires on September 30, 2019 and at present no agreement has been reached to refinance the debt, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as of January 1, 2018, using the full retrospective method, and Accounting Standards Update No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715) as of January 1, 2018, which requires retrospective adoption.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
March 21, 2019

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	Years ended December 31,
	2018	2017	2016
Revenues:
Gaming	$140,620	$138,684	$143,242
Other operating	39,311	37,744	38,537
	179,931	176,428	181,779
Expenses:
Gaming	133,967	133,921	137,395
Other operating	30,414	28,944	29,033
General and administrative	5,324	5,321	5,509
Merger costs	1,090	—	—
Depreciation	8,231	8,168	7,743
	179,026	176,354	179,680

Operating earnings	905	74	2,099

Interest expense	(790)	(840)	(863)
Other income	302	147	134

Earnings (loss) before income taxes	417	(619)	1,370

Income tax expense	(387)	(523)	(612)

Net earnings (loss)	30	(1,142)	758

Change in pension net actuarial loss and prior service cost, net of income taxes	(160)	(109)	(395)

Unrealized gain on available-for-sale securities, net of income taxes	—	6	3

Comprehensive (loss) income	$(130)	$(1,245)	$366

Net earnings (loss) per common share (Note 3):
Basic	$—	$(0.04)	$0.02
Diluted	$—	$(0.04)	$0.02

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$10,864	$10,714
Accounts receivable	4,297	3,557
Due from State of Delaware	7,498	5,720
Inventories	1,975	1,928
Prepaid expenses and other	2,810	2,840
Receivable from Dover Motorsports, Inc.	9	7
Income taxes receivable	116	318
Total current assets	27,569	25,084

Property and equipment, net	131,322	134,527
Other assets	368	564
Deferred income taxes	1,456	1,786
Total assets	$160,715	$161,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,865	$2,571
Purses due horsemen	7,533	5,814
Accrued liabilities	9,888	8,111
Deferred credits	76	49
Contract liabilities	4,126	3,724
Revolving line of credit	15,000	19,900
Total current liabilities	39,488	40,169

Liability for pension benefits	6,883	7,483
Total liabilities	46,371	47,652

Commitments and contingencies (see Notes to the Consolidated Financial Statements)

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; shares issued and outstanding: none	—	—
Common stock, $.10 par value; 74,000,000 shares authorized; shares issued and outstanding: 18,413,587 and 18,272,809, respectively	1,841	1,827
Class A common stock, $.10 par value; 50,000,000 shares authorized; shares issued and outstanding: 14,869,623 and 14,869,623, respectively	1,487	1,487
Additional paid-in capital	6,028	5,877
Retained earnings	109,881	109,817
Accumulated other comprehensive loss	(4,893)	(4,699)
Total stockholders’ equity	114,344	114,309
Total liabilities and stockholders’ equity	$160,715	$161,961

The Notes to the Consolidated Financial Statements are an integral part of these consolidated statements.

DOVER DOWNS GAMING & ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2018	2017	2016
Operating activities:
Net earnings (loss)	$30	$(1,142)	$758
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	8,231	8,168	7,743
Amortization of credit facility origination fees	41	57	89
Stock-based compensation	239	295	326
Deferred income taxes	394	519	(56)
Losses on equity investments	30	—	—
Changes in assets and liabilities:
Accounts receivable	(740)	(50)	(581)
Due from State of Delaware	(1,778)	1,565	667
Inventories	(47)	(18)	2
Prepaid expenses and other	20	(446)	204
Receivable from/payable to Dover Motorsports, Inc.	(2)	—	(51)
Income taxes receivable	200	(96)	99
Accounts payable	274	23	100
Purses due horsemen	1,719	(1,835)	176
Accrued liabilities	1,781	(127)	1,182
Deferred credits	27	(37)	(51)
Contract liabilities	402	261	93
Liability for pension benefits	(826)	(437)	(345)
Net cash provided by operating activities	9,995	6,700	10,355

Investing activities:
Capital expenditures	(4,826)	(2,193)	(2,812)
Purchase of available-for-sale securities	(41)	(59)	(55)
Proceeds from the sale of available-for-sale securities	29	48	49
Net cash used in investing activities	(4,838)	(2,204)	(2,818)

Financing activities:
Borrowings from revolving line of credit	41,290	69,280	46,850
Repayments of revolving line of credit	(46,190)	(74,630)	(53,100)
Repurchase of common stock	(74)	(74)	(66)
Credit facility fees	(33)	(35)	(40)
Net cash used in financing activities	(5,007)	(5,459)	(6,356)

Net increase (decrease) in cash	150	(963)	1,181
Cash, beginning of year	10,714	11,677	10,496
Cash, end of year	$10,864	$10,714	$11,677

Supplemental information:
Interest paid	$755	$780	$778
Income tax payments, net of refunds received	$(207)	$101	$569
Change in accounts payable for capital expenditures	$20	$(212)	$220

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

We are a premier gaming and entertainment resort destination whose operations consist of:

•                  Dover Downs Casino — a 165,000-square foot casino complex featuring popular table games, including craps, roulette and card games such as blackjack, baccarat, 3-card and pai gow poker, the latest in slot machine offerings, multi-player electronic table games, a poker room, a Race & Sports Book operation, the Dover Downs’ Fire & Ice Lounge, the Festival Buffet, Pearl Oyster Grill, Frankie’s Italian restaurant, as well as several bars, restaurants and six retail outlets;

•                  Dover Downs Hotel and Conference Center — a 500 room hotel with a fine dining restaurant, full-service spa/salon, conference, banquet, ballroom and concert hall facilities; and

•                  Dover Downs Raceway — a harness racing track with pari-mutuel wagering on live and simulcast horse races.

All of our gaming operations are located at our entertainment complex in Dover, the capital of the State of Delaware.

On July 22, 2018, we entered into a definitive merger agreement with Twin River Worldwide Holdings, Inc. (“Twin River”) pursuant to which, at closing, we will become a wholly-owned subsidiary of Twin River.  The merger contemplates that our stockholders will exchange their stock for Twin River common shares representing 7.225% of the equity in the combined company at closing.  Common Stock and Class A Common Stock of Dover Downs will be treated equally in the merger.  The transaction is intended to qualify as a tax-free reorganization (except for cash paid in lieu of fractional shares). The merger agreement requires the approval of our stockholders and a special meeting of our stockholders is scheduled for March 26, 2019.   Closing under the merger agreement is tentatively scheduled to be on or about March 28, 2019, subject to the approval of our stockholders and other customary closing conditions.

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

Our license from the Delaware Harness Racing Commission (the “Commission”) to hold harness race meetings on our premises and to offer pari-mutuel wagering on live and simulcast horse races must be renewed on an annual basis.  In order to maintain our gaming license, we are required to maintain our harness horse racing license.  We have received an annual license from the Commission for the past 50 consecutive years and management believes that our relationship with the Commission remains good.

Due to the nature of our business activities, we are subject to various federal, state and local regulations.  As part of our license arrangements, we are subject to various taxes and fees which are subject to change by the Delaware legislature.

In recent years, the mid-Atlantic region has experienced a significant expansion in gaming venues and gaming offerings.  This has had a significant adverse effect on our visitation numbers, our revenues and our profitability.  Management has estimated that approximately 28% of our gaming win comes from Maryland patrons and approximately 58% of our Capital Club® member gaming win comes from out of state patrons.

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

NOTE 2—Going Concern

At December 31, 2018, we had a credit agreement with a bank group (see NOTE 6 — Credit Facility). The maximum borrowing limit under the facility was $35,000,000 as of December 31, 2018 and the facility expires September 30, 2019.  At December 31, 2018, there was $15,000,000 outstanding under the facility.  The credit facility is classified as a current liability as of December 31, 2018 in our consolidated balance sheets as the facility expires on September 30, 2019.  Our pending merger with Twin River is expected to close prior to this time and the facility would accelerate upon this change of control.  If this does not occur, we will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.  The report from our independent registered public accountants, KPMG LLP, dated March 21, 2019, includes an explanatory paragraph related to our ability to continue as a going concern.

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

Investments—Investments, which consist of mutual funds, are reported at fair-value in other assets in our consolidated balance sheets.  Prior to 2018, changes in fair value were reported in other comprehensive (loss) income.  Upon adopting Accounting Standards Update (“ASU”) No. 2016-01 on January 1, 2018, changes in fair value are reported in other income.  See NOTE 9 — Stockholders’ Equity and NOTE 10 — Fair Value Measurements for further discussion.

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

Income taxes—Deferred income taxes are provided on all differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect at the balance sheet date.  Tax years after 2014 remain open to examination for federal and state income tax purposes.

We recognize interest expense and penalties on uncertain income tax positions as a component of interest expense.  No interest expense or penalties were recorded for uncertain income tax matters in 2018, 2017 or 2016.  As of December 31, 2018 and 2017, we had no liabilities for uncertain income tax matters.

Revenue and expense recognition—Our revenue contracts with customers consist of gaming wagers, hotel room sales, food and beverage sales, and miscellaneous other transactions.  Gaming revenues represent (i) the win from slot machine, table games, internet gaming and sports wagering and (ii) commissions from pari-mutuel wagering.  The difference between the amount wagered by bettors and the amount paid out to bettors is referred to as the win.  The Delaware State Lottery Office sweeps the win from the casino operations, collects the State’s share of the win and the amount due to the vendors under contract with the State who provide the slot machines and associated computer systems, collects the amount allocable to purses for harness horse racing and remits the remainder to us as our commission for acting as a Licensed Agent.  Gaming expenses include the amounts collected by the State (i) for the State’s share of the win, (ii) for remittance to the providers of the slot machines and associated computer systems, and (iii) for harness horse racing purses.  We recognize revenues from sports wagering commissions, and pari-mutuel commissions earned from live harness horse racing and importing of simulcast signals from other race tracks when the event occurs.

For casino wager contracts that include complimentary goods and services provided by us to gaming patrons on a discretionary basis to incentivize gaming, we allocate a portion of the win to the complimentary goods or services delivered based upon the estimated standalone selling price.

For casino wager contracts that include incentives earned by customers under our loyalty programs, we allocate a portion of win based upon the estimated standalone selling price of such incentive. This allocation is deferred and recognized as revenue when the customer redeems the incentive. When redeemed, revenue is recognized in the department that provides the goods or service.  After allocating revenue to other goods and services provided as part of casino wager contracts, we record the residual amount to casino revenue.

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

Our revenues disaggregated by type are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Gaming	$140,620	$138,684	$143,242

Other operating:
Rooms	10,859	10,515	10,832
Food and beverage	22,942	21,613	21,942
Other	5,510	5,616	5,763
	39,311	37,744	38,537

Total revenues	$179,931	$176,428	$181,779

We currently have a point loyalty program for our customers which allows them to earn points based on the volume of their gaming activity.  Prior to the adoption of ASU 2014-09, Revenue from Contracts with Customers, the estimated amount of points redeemable for cash was recorded as a reduction of gaming revenue and the estimated cost of points redeemable for services and merchandise was recorded as gaming expense.  Our liability for unredeemed points was based on the estimated costs of services or merchandise to be provided and estimated redemption rates.  Under the new standard effective January 1, 2018, points awarded under our point loyalty program are considered a material right given to customers based on their gaming play and are accounted for as a separate performance obligation.  The new standard requires us to allocate revenues associated with the customers’ gaming activity between gaming revenue and the value of the points earned after factoring in the likelihood of redemption.  As a result, gaming revenues are reduced with a corresponding increase to other operating revenues or our point liability.  The value of the unredeemed points is now determined based on the estimated standalone selling price of the points earned.  The revenue associated with the points earned is recognized in the period in which they are redeemed.  As a result of applying the new standard, our point liability increased and our retained earnings balance decreased by $499,000 ($301,000 after income taxes) at December 31, 2015.  See NOTE 9 — Stockholders’ Equity.  Additionally, we have recast the 2017 and 2016 consolidated statements of (loss) earnings which resulted in additional loss of $12,000 ($74,000 after income taxes) and additional earnings of $48,000 ($28,000 after income taxes), respectively.

We have the following receivables related to contracts with customers; marker balances and other amounts due from gaming activities, billings for banquets and conventions, amounts due for hotel stays, and amounts due from exporting our live harness racing signals to other race tracks.  As of December 31, 2018 and 2017, our contract receivables were $1,440,000 and $1,537,000, respectively.  We have the following liabilities related to contracts with customers; liabilities for our point loyalty program, deposits made in advance for goods and services yet to be provided, and unpaid wagers.  All of our contract liabilities are short term in nature.  Loyalty points earned by customers are typically redeemed within one year from when they are earned and expire if a customer’s account is inactive for  twelve months; therefore, the majority of points outstanding at the end of a period will either be redeemed or expire within the next year.  Additionally, our liability for unredeemed points does not change significantly from period to period.  During the years ended December 31, 2018, 2017 and 2016, we recognized approximately $2,982,000, $2,996,000 and $3,030,000 of revenues related to loyalty point redemptions and our liability at December 31, 2018 was $2,342,000.  Advance deposits are typically for future banquet events and to reserve hotel rooms.  These deposits are usually received weeks or months in advance of the event or hotel stay.  Unpaid wagers not claimed within twelve months by the customer who earned them are escheated to the state.

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

Gaming revenues allocated to rooms, food and beverage, and other revenues were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Rooms	$4,930	$4,932	$4,989
Food and beverage	7,931	7,367	7,436
Other	1,123	1,230	1,147
	$13,984	$13,529	$13,572

Advertising costs—Advertising costs are charged to operations as incurred.  Advertising expenses were $2,039,000, $2,034,000 and $2,161,000 in 2018, 2017 and 2016, respectively.

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

	2018	2017	2016
Net earnings (loss) per common share — basic and diluted:
Net earnings (loss)	$30	$(1,142)	$758
Allocation to nonvested restricted stock awards	(1)	—	(20)
Net earnings (loss) available to common stockholders	$29	$(1,142)	$738

Weighted-average shares outstanding	32,446	32,321	32,201

Net earnings (loss) per common share — basic and diluted	$—	$(0.04)	$0.02

There were no options outstanding and we paid no dividends during 2018, 2017 or 2016.

Accounting for stock-based compensation—We recorded total stock-based compensation expense for our restricted stock awards of $239,000, $295,000 and $326,000 as general and administrative expenses for the years ended December 31, 2018, 2017 and 2016, respectively.  We recorded income tax benefit of $39,000, $48,000 and $14,000 for the years ended December 31, 2018, 2017 and 2016, respectively, related to vesting of our restricted stock awards.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).  ASU 2017-07 provides guidance on the presentation of the service cost component and the other components of net period pension cost in the consolidated statements of earnings (loss).  The standard is effective for annual and interim reporting periods beginning after December 15, 2017 and requires retrospective adoption.  We adopted this ASU effective January 1, 2018, which resulted in a reclassification of $147,000 and $134,000 of pension benefit from general and administrative expenses to other income in our consolidated statements of (loss) earnings for the years ended December 31, 2017 and 2016, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases.  The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years.  Early adoption is permitted.  The ASU requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast.  We anticipate adopting this standard in the first quarter of 2019 using the prospective adoption approach and electing the practical expedients allowed under the standard.  We are currently analyzing the impact of this ASU and, at this time, we are unable to determine the impact of the new standard on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Some of the amendments include the following:  1) Require certain equity investments to be measured at fair value with changes in fair value recognized in net income; 2) Simplify the impairment assessment of equity investment’s without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) Require public business entities to use exit price notion when measuring fair value of financial instruments for disclosure purposes; 4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting in a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others.  The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We adopted this standard effective January 1, 2018.  In accordance with the standard, we reclassified $34,000, net of income taxes, of unrealized gains from accumulated other comprehensive loss to retained earnings as of January 1, 2018.  See NOTE 9 — Stockholders’ Equity.  Additionally, changes in fair value of equity investments will be included in other income in our consolidated statements of (loss) earnings starting in 2018.  See NOTE 10 — Fair Value Measurements.

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

The effect of the changes made to our consolidated statement of operations for the year ended December 31, 2017 for the adoption of ASU 2014-09 and ASU 2017-07, was as follows (in thousands):

	As Originally Reported	Adjustments Due to ASU 2014-09	Adjustments Due to ASU 2017-07	Revised
Revenues
Gaming	$152,534	(13,850)	—	$138,684
Other operating	24,390	13,354	—	37,744
	176,924	(496)	—	176,428
Expenses
Gaming	146,209	(12,288)	—	133,921
Other operating	17,140	11,804	—	28,944
General and administrative	5,174	—	147	5,321
Depreciation	8,168	—	—	8,168
	176,691	(484)	147	176,354

Operating earnings	233	(12)	(147)	74

Interest expense	(840)	—	—	(840)
Other income	—	—	147	147

Loss before income taxes	(607)	(12)	—	(619)

Income tax expense	(461)	(62)	—	(523)

Net loss	$(1,068)	(74)	—	$(1,142)

The cumulative effect of the changes made to our December 31, 2017 consolidated balance sheet for the adoption of ASU 2014-09 was as follows (in thousands):

	As Originally Reported	Adjustments Due to ASU 2014-09	Revised
Assets
Deferred income taxes	$1,630	$156	$1,786

Liabilities
Accounts payable	3,769	(1,198)	2,571
Accrued liabilities	9,811	(1,700)	8,111
Deferred credits	316	(267)	49
Contract liabilities	—	3,724	3,724

Stockholders’ equity
Retained earnings	110,220	(403)	109,817

The effect of the changes made to our consolidated statement of cash flows for the year ended December 31, 2017 for the adoption of ASU 2014-09, was as follows (in thousands):

	As Originally Reported	Adjustments Due to ASU 2014-09	Revised
Net loss	$(1,068)	$(74)	$(1,142)
Deferred income taxes	457	62	519
Accounts payable	232	(209)	23
Accrued liabilities	(79)	(48)	(127)
Deferred credits	(45)	8	(37)
Contract liabilities	—	261	261

The effect of the changes made to our consolidated statement of earnings for the year ended December 31, 2016 for the adoption of ASU 2014-09 and ASU 2017-07, was as follows (in thousands):

	As Originally Reported	Adjustments Due to ASU 2014-09	Adjustments Due to ASU 2017-07	Revised
Revenues
Gaming	$157,226	(13,984)	—	$143,242
Other operating	25,066	13,471	—	38,537
	182,292	(513)	—	181,779
Expenses
Gaming	149,577	(12,182)	—	137,395
Other operating	17,316	11,717	—	29,033
General and administrative	5,375	—	134	5,509
Depreciation	7,743	—	—	7,743
	180,011	(465)	134	179,680

Operating earnings	2,281	(48)	(134)	2,099

Interest expense	(863)	—	—	(863)
Other income	—	—	134	134

Earnings before income taxes	1,418	(48)	—	1,370

Income tax expense	(632)	20	—	(612)

Net earnings	$786	(28)	—	$758

The cumulative effect of the changes made to our December 31, 2016 consolidated balance sheet for the adoption of ASU 2014-09 was as follows (in thousands):

	As Originally Reported	Adjustments Due to ASU 2014-09	Revised
Assets
Deferred income taxes	$2,020	$218	$2,238

Liabilities
Accounts payable	3,749	(989)	2,760
Accrued liabilities	9,854	(1,652)	8,202
Deferred credits	361	(275)	86
Contract liabilities	—	3,463	3,463
Liability for pension benefits	7,775	—	7,775

Stockholders’ equity
Retained earnings	111,288	(329)	110,959

The effect of the changes made to our consolidated statement of cash flows for the year ended December 31, 2016 for the adoption of ASU 2014-09, was as follows (in thousands):

	As Originally Reported	Adjustments Due to ASU 2014-09	Revised
Net earnings	$786	$(28)	$758
Deferred income taxes	(36)	(20)	(56)
Accounts payable	149	(49)	100
Accrued liabilities	1,174	8	1,182
Deferred credits	(47)	(4)	(51)
Contract liabilities	—	93	93

The cumulative effect of the changes made to our January 1, 2016 consolidated balance sheet for the adoption of ASU 2014-09 was as follows (in thousands):

	As Originally Reported	Adjustments Due to ASU 2014-09	Revised
Assets
Deferred income taxes	$482	$198	$680

Liabilities
Accounts payable	3,380	(940)	2,440
Accrued liabilities	8,635	(1,660)	6,975
Deferred credits	408	(271)	137
Contract liabilities	—	3,370	3,370
Liability for pension benefits	7,509	—	7,509

Stockholders’ equity
Retained earnings	110,502	(301)	110,201

Reclassifications—Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net earnings.

NOTE 4—Property and Equipment

Property and equipment consists of the following as of December 31:

	2018	2017
Land	$785,000	$785,000
Casino facility	77,027,000	77,027,000
Hotel facility	114,505,000	113,763,000
Harness racing facilities	10,983,000	10,982,000
General facilities	17,431,000	16,935,000
Furniture, fixtures and equipment	61,874,000	58,960,000
Construction in progress	688,000	222,000
	283,293,000	278,674,000
Less accumulated depreciation	(151,971,000)	(144,147,000)
	$131,322,000	$134,527,000

NOTE 5—Accrued Liabilities

Accrued liabilities consist of the following as of December 31:

	2018	2017
Payroll and related items	$2,488,000	$2,558,000
Win due to Delaware State Lottery Office	4,822,000	3,688,000
Other	2,578,000	1,865,000
	$9,888,000	$8,111,000

NOTE 6—Credit Facility

On September 13, 2018, we modified our $32,500,000 credit agreement with our bank group.  The credit facility was modified to extend the maturity date to September 30, 2019.  Interest is based upon LIBOR plus a margin that varies between 150 and 350 basis points (175 basis points at December 31, 2018) depending on the leverage ratio.  The credit facility is secured by a mortgage on and security interest in all real and personal property owned by our wholly owned subsidiary Dover Downs, Inc.  The credit facility contains certain covenants including maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization (the “leverage ratio”), and a minimum fixed charge coverage ratio.  Material adverse changes in our results of operations could impact our ability to satisfy these requirements.  In addition, the credit agreement includes a material adverse change clause and prohibits the payment of dividends.  The credit facility provides for seasonal funding needs, capital improvements and other general corporate purposes.  At December 31, 2018, there was $15,000,000 outstanding at an interest rate of 4.25% and $17,500,000 was available pursuant to the facility.  Additionally, we were in compliance with all terms of the facility at December 31, 2018 and we expect to be in compliance with the financial covenants, and all other covenants, for all measurement periods through September 30, 2019, the expiration date of the facility.

The credit facility is classified as a current liability as of December 31, 2018 in our consolidated balance sheets as the facility expires on September 30, 2019.  Our pending merger with Twin River is expected to close prior to this time and the facility would accelerate upon this change of control.  If this does not occur, we will seek to refinance or extend the maturity of this obligation prior to its expiration date; however, there is no assurance that we will be able to execute this refinancing or extension or, if we are able to refinance or extend this obligation, that the terms of such refinancing or extension would be as favorable as the terms of our existing credit facility.  These factors raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The report from our independent registered public accountants, KPMG LLP, dated March 21, 2019, includes an explanatory paragraph related to our ability to continue as a going concern.

NOTE 7—Income Taxes

The current and deferred income tax (expense) benefit is as follows:

	Years ended December 31,
	2018	2017	2016
Current:
Federal	$9,000	$—	$(513,000)
State	(2,000)	(4,000)	(155,000)
	7,000	(4,000)	(668,000)
Deferred:
Federal	(259,000)	(558,000)	50,000
State	(135,000)	39,000	6,000
	(394,000)	(519,000)	56,000
Total income tax expense	$(387,000)	$(523,000)	$(612,000)

A reconciliation of the effective income tax rate with the applicable statutory federal income tax rate is as follows:

	Years ended December 31,
	2018	2017	2016
Federal tax at statutory rate	21.0%	34.0%	34.0%
State taxes, net of federal benefit	6.4%	5.4%	6.0%
Non-deductible stock based compensation	6.6%	(11.6)%	8.7%
Federal tax credit for payroll tax on employee tips	(13.7)%	6.6%	(4.9)%
Non-deductible merger costs	75.1%	—	—
Tax Cuts and Jobs Act	—	(117.8)%	—
Other	(2.6)%	(1.1)%	0.9%
Effective income tax rate	92.8%	(84.5)%	44.7%

The components of deferred income tax assets and liabilities are as follows as of December 31:

	2018	2017
Deferred income tax assets:
Point loyalty program	$653,000	$630,000
Accrued expenses	2,725,000	2,827,000
Federal tax credits	187,000	131,000
Other	223,000	129,000
Total deferred income tax assets	3,788,000	3,717,000

Deferred income tax liabilities:
Depreciation — property and equipment	(2,332,000)	(1,931,000)
Total deferred income tax liabilities	(2,332,000)	(1,931,000)
Net deferred income tax assets	$1,456,000	$1,786,000

Amounts recognized in the consolidated balance sheet: Noncurrent deferred income tax assets	$1,456,000	$1,786,000

The passage of the Tax Cuts and Jobs Act in December of 2017 lowered our federal income tax rate to 21% beginning in 2018 requiring us to revalue our net deferred federal tax assets at December 31, 2017.  This resulted in a $662,000 decrease in our net deferred income tax assets and a corresponding increase in deferred income tax expense.

NOTE 8—Pension Plans

We maintain a non-contributory, tax qualified defined benefit pension plan that has been frozen since July 2011.  All of our full time employees were eligible to participate in this qualified pension plan.  Benefits provided by our qualified pension plan were based on years of service and employees’ remuneration over their term of employment.  Compensation earned by employees up to July 31, 2011 is used for purposes of calculating benefits under our pension plan with no future benefit accruals after this date.  We also maintain a non-qualified, non-contributory defined benefit pension plan, the excess plan, for certain employees that has been frozen since July 2011.  This excess plan provided benefits that would otherwise be provided under the qualified pension plan but for maximum benefit and compensation limits applicable under federal tax law.  The cost associated with the excess plan is determined using the same actuarial methods and assumptions as those used for our qualified pension plan. The assets for the excess plan aggregate $327,000 and $344,000 as of December 31, 2018 and 2017, respectively, and are recorded in other assets in our consolidated balance sheets (see NOTE 10 — Fair Value Measurements).

The following table sets forth the plans’ funded status and amounts recognized in our consolidated balance sheets as of December 31:

	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$25,028,000	$23,187,000
Interest cost	853,000	873,000
Actuarial (gain) loss	(2,156,000)	1,597,000
Benefits paid	(617,000)	(629,000)
Benefit obligation at end of year	23,108,000	25,028,000

Change in plan assets:
Fair value of plan assets at beginning of year	17,057,000	14,960,000
Actual (loss) gain on plan assets	(1,189,000)	2,436,000
Employer contribution	489,000	290,000
Benefits paid	(617,000)	(629,000)
Fair value of plan assets at end of year	15,740,000	17,057,000

Unfunded status	$(7,368,000)	$(7,971,000)

The following table presents the amounts recognized in our consolidated balance sheets as of December 31:

	2018	2017
Accrued liabilities	$(485,000)	$(488,000)
Liability for pension benefits	(6,883,000)	(7,483,000)
	$(7,368,000)	$(7,971,000)

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension benefit at December 31 are as follows:

	2018	2017
Net actuarial loss, pre-tax	$8,107,000	$7,885,000

The components of net periodic pension benefit for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Interest cost	$853,000	$873,000	$867,000
Expected return on plan assets	(1,352,000)	(1,181,000)	(1,137,000)
Recognized net actuarial loss	163,000	161,000	136,000
	$(336,000)	$(147,000)	$(134,000)

The net periodic pension benefit is included in other income in our consolidated statements of (loss) earnings.

For the year ending December 31, 2019, we expect to recognize the following amount as a component of net periodic benefit which is included in accumulated comprehensive loss as of December 31, 2018:

Actuarial loss	$180,000

The principal assumptions used to determine the net periodic pension benefit for the years ended December 31, 2018, 2017 and 2016, and the actuarial value of the benefit obligation at December 31, 2018 and 2017 (the measurement dates) for our pension plans are as follows:

	Net Periodic Pension Cost			Benefit Obligation
	2018	2017	2016	2018	2017
Weighted-average discount rate	3.9%	4.3%	4.4%	4.4%	3.9%
Weighted-average rate of compensation increase	n/a	n/a	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%	n/a	n/a

We use the spot rate approach to determine the benefit obligation and the subsequent years’ interest cost component of the net periodic pension benefit.  This method uses individual spot rates along the yield curve that correspond with the timing of each benefit payment and will provide a more precise measurement of the interest cost by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates.

For 2018, we assumed a long-term rate of return on plan assets of 8.0%.  In developing the expected long-term rate of return assumption, we reviewed asset class return expectations and long-term inflation assumptions and considered our historical compounded return, which was consistent with our long-term rate of return assumption.

In determining the 2017 pension liability, we used the Society of Actuaries’ (“SOA”) RP-2014 mortality tables and the MP-2017 mortality improvement tables, which along with a lower discount rate, resulted in an increase in our benefit obligation and accumulated other comprehensive loss at December 31, 2017.  For 2018, we adopted the updated MP-2018 mortality improvement tables.  These new mortality tables, along with the lower discount rate, resulted in an increase in our benefit obligation and accumulated other comprehensive loss at December 31, 2018.

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

The fair values of our pension assets as of December 31, 2018 by asset category are as follows (refer to NOTE 10 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Mutual funds/ETFs:
Equity-large cap	$4,333,000	$4,333,000	$—	$—
Equity-mid cap	1,736,000	1,736,000	—	—
Equity-small cap	2,168,000	2,168,000	—	—
Equity-international	2,404,000	2,404,000	—	—
Fixed income	4,719,000	4,719,000	—	—
Money market	380,000	380,000	—	—
Total mutual funds/ETFs	$15,740,000	$15,740,000	$—	$—

The fair values of our pension assets as of December 31, 2017 by asset category are as follows (refer to NOTE 10 — Fair Value Measurements for a description of Level 1, Level 2 and Level 3 categories):

Asset Category	Total	Level 1	Level 2	Level 3
Mutual funds/ETFs:
Equity-large cap	$5,571,000	$5,571,000	$—	$—
Equity-mid cap	2,048,000	2,048,000	—	—
Equity-small cap	2,705,000	2,705,000	—	—
Equity-international	3,385,000	3,385,000	—	—
Fixed income	2,863,000	2,863,000	—	—
Money market	485,000	485,000	—	—
Total mutual funds/ETFs	$17,057,000	$17,057,000	$—	$—

We expect to contribute approximately $460,000 to our defined benefit pension plans in 2019.

Estimated future benefit payments are as follows:

2019	$1,301,000
2020	$877,000
2021	$904,000
2022	$954,000
2023	$1,040,000
2024-2028	$5,904,000

We also maintain a non-elective, non-qualified supplemental executive retirement plan (“SERP”) which provides deferred compensation to certain highly compensated employees that approximates the value of benefits lost by the freezing of the pension plan which are not offset by our enhanced matching contribution in our 401(k)  plan.  The SERP is a discretionary defined contribution plan and contributions made to the SERP in any given year are not guaranteed and will be at the sole discretion of our Compensation and Stock Incentive Committee.  During 2018, 2017 and 2016, we recorded expenses of $68,000, $120,000 and $124,000, respectively, related to the SERP.  During 2018, 2017 and 2016, we contributed $84,000, $122,000 and $99,000 to the plan, respectively.  The liability for SERP pension benefits was $104,000 and $120,000 as of December 31, 2018 and 2017, respectively, and is included in accrued liabilities in our consolidated balance sheets.

We maintain a defined contribution 401(k) plan which permits participation by substantially all employees.  Our matching contributions to the 401(k) plan were $832,000, $842,000 and $833,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 9—Stockholders’ Equity

Changes in the components of stockholders’ equity are as follows (in thousands, except per share amounts):

	Common Stock	Class A Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2015-as reported	$1,799	$1,487	$5,424	$110,502	$(4,204)
Adoption of ASU 2014-09 (see NOTE 3)	—	—	—	(301)	—
Balance at December 31, 2015 - revised	1,827	1,487	5,877	110,201	(4,699)
Net earnings — revised (see NOTE 3)	—	—	—	758	—
Issuance of nonvested stock awards, net of forfeitures	22	—	(22)	—	—
Stock-based compensation	—	—	326	—	—
Change in net actuarial loss and prior service cost, net of income tax benefit of $261	—	—	—	—	(395)
Unrealized gain on available-for-sale securities, net of income tax expense of $1	—	—	—	—	3
Repurchase and retirement of common stock	(7)	—	(59)	—	—
Balance at December 31, 2016 — revised	1,814	1,487	5,669	110,959	(4,596)
Net loss — revised (see NOTE 3)	—	—	—	(1,142)	—
Issuance of nonvested stock awards, net of forfeitures	20	—	(20)	—	—
Stock-based compensation	—	—	295	—	—
Change in net actuarial loss and prior service cost, net of income tax benefit of $72	—	—	—	—	(109)
Unrealized gain on available-for-sale securities, net of income tax expense of $4	—	—	—	—	6
Repurchase and retirement of common stock	(7)	—	(67)	—	—
Balance at December 31, 2017 — revised	1,827	1,487	5,877	109,817	(4,699)
Adoption of ASU 2016-01 (see Note 3)	—	—	—	34	(34)
Net earnings	—	—	—	30	—
Issuance of nonvested stock awards, net of forfeitures	21	—	(21)	—	—
Stock-based compensation	—	—	239	—	—
Change in net actuarial loss and prior service cost, net of income tax benefit of $62	—	—	—	—	(160)
Repurchase and retirement of common stock	(7)	—	(67)	—	—
Balance at December 31, 2018	$1,841	$1,487	$6,028	$109,881	$(4,893)

As of December 31, 2018 and 2017, accumulated other comprehensive loss consists of the following:

	2018	2017
Net actuarial loss and prior service cost not yet recognized in net periodic benefit cost, net of income tax benefit of $3,214,000 and $3,152,000, respectively	$(4,893,000)	$(4,733,000)
Accumulated unrealized gain on available-for-sale securities, net of income tax expense of $23,000	—	34,000
Accumulated other comprehensive loss	$(4,893,000)	$(4,699,000)

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

On October 23, 2002, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our outstanding common stock.  The purchases may be made in the open market or in privately negotiated transactions as conditions warrant.  The repurchase authorization has no expiration date, does not obligate us to acquire any specific number of shares and may be suspended at any time.  No purchases of our equity securities were made pursuant to this authorization during 2018 or 2017.  At December 31, 2018, we had remaining repurchase authority of 1,653,333 shares.  At present we are not permitted to make such purchases under our credit facility.

During the years ended December 31, 2018, 2017 and 2016, we purchased and retired 72,722, 70,483 and 67,555 shares of our outstanding common stock for $74,000, $74,000 and $66,000, respectively.  These purchases were made from employees in connection with the vesting of restricted stock awards under our stock incentive plan and were not pursuant to the aforementioned repurchase authorization.  Since the vesting of a restricted stock award is a taxable event to our employees for which income tax withholding is required, the plan allows employees to surrender to us some of the shares that would otherwise have transferred to the employee in satisfaction of their tax liability.  The surrender of these shares is treated by us as a purchase of the shares.

We have a stock incentive plan which provides for the grant of up to 2,000,000 shares of common stock to our officers and key employees through stock options and/or awards valued in whole or in part by reference to our common stock, such as nonvested restricted stock awards.  Under the plan, nonvested restricted stock vests an aggregate of twenty percent each year beginning on the second anniversary date of the grant.  The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year period.  As of December 31, 2018, there were 911,278 shares available for granting options or stock awards.

Nonvested restricted stock activity for the year ended December 31, 2018 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	820,400	$1.22
Granted	213,500	$1.01
Vested	(197,200)	$1.52
Nonvested at December 31, 2018	836,700	$1.10

The aggregate market value of the nonvested restricted stock at the date of issuance is being amortized on a straight-line basis over the six-year service period or the service period remaining until normal retirement age, if shorter.  The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 based on the weighted average grant date fair value was $300,000, $381,000 and $477,000, respectively.  The grant-date fair value per share of restricted stock awards granted during the years ended December 31, 2018, 2017 and 2016 was $1.01, $1.05 and $0.97, respectively.  We recorded, within general and administrative expenses, compensation expense of $239,000, $295,000 and $326,000 related to restricted stock awards for the years ended December 31, 2018, 2017 and 2016, respectively.  As of December 31, 2018, there was $452,000 of total deferred compensation cost related to nonvested restricted stock awards granted to employees under our stock incentive plan.  That cost is expected to be recognized over a weighted-average period of 3.7 years.

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

The following table summarizes the valuation of our financial instrument pricing levels as of December 31, 2018 and 2017:

	Total	Level 1	Level 2	Level 3
2018
Available-for-sale securities	$327,000	$327,000	$—	$—

2017
Available-for-sale securities	$344,000	$344,000	$—	$—

Our equity investments consist of mutual funds.  These investments are included in other assets in our consolidated balance sheets.  Gains and losses on our equity investments for the year ended December 31, 2018 are as follows:

Net losses recognized during the period on equity investments	$(30,000)
Less: net gains recognized during the period on equity investments sold during the period	(5,000)
Unrealized losses recognized during the period on equity investments still held at period end	$(35,000)

The carrying amounts of other financial instruments reported in our consolidated balance sheets for current assets and current liabilities approximates their fair values because of the short maturity of these instruments.

At December 31, 2018 and 2017, there was $15,000,000 and $19,900,000, respectively, outstanding under our revolving credit agreement.  The borrowings under our revolving credit agreement bear interest at the variable rate described in NOTE 6 — Credit Facility and therefore we believe approximate fair value.

NOTE 11—Related Party Transactions

During the years ended December 31, 2018, 2017 and 2016, we allocated costs of  $1,775,000, $1,862,000 and $1,952,000, respectively to DVD, a company related through common ownership, for certain administrative and operating services, including leased space.  DVD allocated certain administrative and operating service costs of $189,000, $187,000 and $158,000, respectively, to us for the years ended December 31, 2018, 2017 and 2016.  The allocations were based on an analysis of each company’s share of the costs.  In connection with DVD’s 2018, 2017 and 2016 NASCAR event weekends at Dover International Speedway, we provided certain services, primarily catering, for which DVD was invoiced $847,000, $903,000 and $876,000, respectively.  Additionally, DVD invoiced us $211,000, $224,000 and $200,000 during 2018, 2017 and 2016, respectively, for tickets, their commission for suite catering and other services to the NASCAR events.  As of December 31, 2018 and 2017, respectively, our consolidated balance sheets included $9,000 and $7,000 in receivables from DVD for the aforementioned items.  We settled these items in January of 2019 and 2018.  The net costs incurred by each company for these services are not necessarily indicative of the costs that would have been incurred if the companies had been unrelated entities and/or had otherwise independently managed these functions; however, management believes that these costs are reasonable.

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

We have employment, severance and noncompete agreements with certain of our officers and directors under which certain change of control, severance and noncompete payments and benefits might become payable in the event of a change in our control, defined to include a tender offer or the closing of a merger or similar corporate transactions.  In the event of such a change in our control and the subsequent termination of employment of all employees covered under these agreements, we estimate that the maximum contingent liability would range from $10,000,000 to $11,900,000 depending on the tax treatment of the payments.

To the extent that any of the potential payments or benefits due under the agreements constitute an excess “parachute payment” under the Internal Revenue Code and result in the imposition of an excise tax, each agreement requires that we pay the amount of such excise tax plus any additional amounts necessary to place the officer or director in the same after-tax position as he would have been had no excise tax been imposed.  We estimate that the tax gross ups that could be paid under the agreements in the event the agreements were triggered due to a change of control could be between $1,700,000 and $3,600,000 and these amounts have been included in the maximum contingent liability disclosed above.  This maximum tax gross up assumes that none of the payments made after the hypothetical change in control would be characterized as reasonable compensation for services rendered.  Each agreement with an executive officer provides that fifty percent of the monthly amount paid during the term is paid in consideration of the executive officer’s non-compete covenants.  The exclusion of these amounts would reduce the calculated amount of excess parachute payments subject to tax.  We are unable to conclude whether the Internal Revenue Service would characterize all or some of these non-compete payments as reasonable compensation for services rendered.

NOTE 13—Quarterly Results (unaudited)

	March 31	June 30	September 30(a)	December 31(a) (b)
Year Ended December 31, 2018
Revenues	$43,159,000	$44,133,000	$46,007,000	$46,632,000
Operating (loss) earnings	$(235,000)	$356,000	$(43,000)	$827,000
Net (loss) earnings	$(273,000)	$153,000	$(269,000)	$419,000
Net (loss) earnings per share-basic and diluted	$(0.01)	$—	$(0.01)	$0.01

Year Ended December 31, 2017
Revenues	$44,012,000	$43,141,000	$44,961,000	$44,314,000
Operating (loss) earnings	$(12,000)	$182,000	$(38,000)	$(58,000)
Net (loss) earnings	$(196,000)	$33,000	$(138,000)	$(841,000)
Net (loss) earnings per share-basic and diluted	$(0.01)	$—	$—	$(0.03)

(a)               Merger costs, which are non-deductible for income tax purposes, of $765,000 and $325,000 were expensed in the third and fourth quarters of 2018, respectively.

(b)               In the fourth quarter of 2017, the passage of the Tax Cuts and Jobs Act lowered our future federal income tax rate to 21% requiring us to revalue net deferred federal tax assets. As a result, net loss and net loss per share — basic and diluted increased by $662,000 and $0.02, respectively.  See NOTE 7 — Income Taxes.

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